Form 10-Q
period 2016-09-30
HV Bancorp, Inc.
filed 2016-12-22
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission file number: 333-213537

HV BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-4351868
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3501 Masons Mill Road Suite 401 Huntingdon Valley, Pennsylvania 19006

(Address of Principal Executive Offices and Zip Code)

(267) 280-4000

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 22, 2016, there were no issued and outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Statements of Financial Condition as of September 30, 2016 and June 30, 2016 (Unaudited) (in thousands)

	At September 30,	At June 30,
	2016	2016
Assets
Cash and due from banks	$6,187	$9,949
Interest-bearing deposits with banks	5,778	5,478

Cash and cash equivalents	11,965	15,427
Investment securities available- for- sale, at fair value	31,455	33,281
Investment securities held- to- maturity (fair value of $5,914 at September 30, 2016 and $5,941 at June 30, 2016)	5,822	5,825
Loans held for sale, at fair value	24,233	24,676
Loans receivable, net of allowance for loan losses of (September 30, 2016 $613; June 30, 2016 $487)	94,291	93,450
Bank-owned life insurance	3,923	3,895
Restricted investment in bank stock	1,102	1,108
Premises and equipment, net	1,648	1,652
Accrued interest receivable	531	527
Prepaid federal income taxes	4	147
Deferred income taxes, net	92	26
Prepaid expenses	300	231
Real estate owned, net	175	115
Mortgage banking derivatives	994	1,492
Other assets	580	171

Total Assets	$177,115	$182,023

Liabilities and Equity
Liabilities
Deposits	$139,474	$141,771
Advances from the Federal Home Loan Bank	20,000	20,000
Securities sold under agreements to repurchase	2,100	3,929
Advances from borrowers for taxes and insurance	588	1,357
Deferred gain on sale – leaseback of building	322	326
Other liabilities	1,435	1,669

Total Liabilities	163,919	169,052

Equity
Retained earnings	13,231	12,978
Accumulated other comprehensive loss	(35)	(7)

Total Equity	13,196	12,971

Total Liabilities and Equity	$177,115	$182,023

See Notes to Unaudited Financial Statements

Statements of Income for the Three Months Ended September 30, 2016 and 2015 (Unaudited) (in thousands)

	For the Three Months Ended September 30,
	2016	2015
Interest Income
Interest and fee on loans	$1,206	$1,086
Interest and dividends on investment:
Taxable	60	50
Nontaxable	42	40
Interest on mortgage-backed securities and collateralized mortgage obligations	63	98
Interest on interest-bearing deposits	30	24

Total Interest Income	1,401	1,298

Interest Expense
Interest on deposits	166	171
Interest on advances from the Federal Home Loan Bank	46	17
Interest on securities sold under agreements to repurchase	1	1

Total Interest Expense	213	189

Net Interest Income	1,188	1,109
Provision (Credit) for Loan Losses	123	(46)

Net Interest Income after Provision (Credit) for Loan Losses	1,065	1,155

Non-Interest Income
Fee for customer services	54	61
Increase in cash surrender value of bank owned life insurance	28	28
Gain on sale of loans	1,569	1,155
Gain on sale of available-for-sale securities	11	7
Loss from hedging instruments	(379)	(109)
Change in fair value of loans held-for-sale	83	(151)
Other	2	3

Total Non-Interest Income	1,368	994

Non-Interest Expense
Salaries and employee benefits	1,151	1,021
Occupancy	246	225
Federal deposit insurance premiums	38	42
Data processing related operations	147	111
(Gain) on sale of other real estate owned	—	(4)
Real estate owned expense	11	10
Professional fees	135	120
Other	334	253

Total Non-Interest Expense	2,062	1,778

Income before Income Taxes	371	371
Income Taxes	118	129

Net Income	$253	$242

See Notes to Unaudited Financial Statements

Statements of Comprehensive Income for the Three Months Ended September 30, 2016 and 2015 (Unaudited) (in thousands)

	For the Three Months Ended September 30,
	2016	2015
Net Income	$253	$242
Other Comprehensive Income (Loss), net of tax:
Unrealized (losses) gains on investment securities available-for-sale (pre-tax $47 and $536, respectively)	(21)	320
Reclassification adjustment for gain included in income (pre-tax ($11) and ($7), respectively) (1)	(7)	(5)

Other comprehensive (loss) income	(28)	315

Total Comprehensive Income	$225	$557

(1)	Amounts are included in gain on sale of available-for-sale securities on the Statements of Income as a separate element within non-interest income. Income tax expense is included in the Statements of Income.

See Notes to Unaudited Financial Statements

Statement of Equity for the Three Months Ended September 30, 2016 and 2015 (Unaudited) (in thousands)

	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Total Equity
BALANCE - Jun. 30, 2016	$(7)	$12,978	$12,971
Net income	—	253	253
Other comprehensive loss (income)	(28)	—	(28)

BALANCE – September 30, 2016	$(35)	$13,231	$13,196

	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Total Equity
BALANCE - Jun. 30, 2015	$(496)	$11,952	$11,456
Net income	—	242	242
Other comprehensive income (loss)	315	—	315

BALANCE - September 30, 2015	$(181)	$12,194	$12,013

See Notes to Unaudited Financial Statements

Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015 (Unaudited) (in thousands)

	For the Three Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net Income	$253	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50	45
Impairment of real estate owned, net	5	—
Amortization of deferred loan fees	(8)	1
Net amortization of securities premiums and discounts	76	79
Gain on sale of real estate owned	—	(4)
Gain on sale of available-for-sale securities	(11)	(7)
Provision (credit) for loan losses	123	(46)
(Benefit) Expense for deferred income taxes	(46)	54
Amortization of deferred gain on sale-leaseback transaction	(4)	(4)
Increase in the cash surrender value of bank owned life insurance	(28)	(28)
Loans held for sale:
Originations, net of prepayments	(48,245)	(38,345)
Proceeds from sales	50,340	46,076
Gain on sale of loan	(1,569)	(1,155)
Change in fair value of loans held for sale	(83)	151
(Increase) decrease in:
Accrued interest receivable	(4)	(2)
Prepaid federal income taxes	143	38
Mortgage banking derivatives	498	119
Prepaid and other assets	(478)	132
Other liabilities	(234)	88

Net Cash provided by Operating Activities	778	7,434

Cash Flows from Investing Activities
Net increase in loans receivable	(1,021)	(5,485)
Activity in available-for-sale securities:
Proceeds from sales	1,151	2,761
Maturities and repayments	1,065	1,517
Purchases	(500)	(3,278)
Redemption of restricted investment in bank stock	6	28
Proceeds from sale of real estate owned	—	61
Purchases of premises and equipment	(46)	(68)

Net Cash provided by (used in) Investing Activities	655	(4,464)

Cash Flows from Financing Activities
Net decrease in deposits	(2,297)	(1,937)
Net decrease in advances from borrowers for taxes and insurance	(769)	(555)
Net decrease in securities sold under agreements to repurchase	(1,829)	(602)
Proceeds from Federal Home Loan Bank	30,000	1,000
Repayment of Federal Home Loan Bank	(30,000)	(1,000)

Net Cash used in Financing Activities	(4,895)	(3,094)
Net Decrease in Cash and Cash Equivalents	(3,462)	(124)
Cash and Cash Equivalents – Beginning of Period	15,427	15,596

Cash and Cash Equivalents – End of Period	$11,965	$15,472

Supplementary Disclosure of Cash Flow Information
Cash payments for interest	$214	$191

Cash payments for income taxes	$—	$53

Supplementary Schedule of Noncash Investing Activities
Transfer from loans to real estate owned	$65	$—

See Notes to Unaudited Financial Statements

Notes to Unaudited Financial Statements

1. Organization, Basis of Presentation and Recent Accounting Pronouncements

Organization

HV Bancorp, Inc., a Pennsylvania Corporation (the “Company”) is the proposed holding company of Huntingdon Valley Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. As of December 22, 2016, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Therefore, financial and other information of the Bank is included in this Quarterly Report.

The Bank is a Pennsylvania mutual savings bank, organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of June 30, 2016 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or any other period.

The Bank has evaluated subsequent events through the date of issuance of the financial statements included herein.

Use of Estimates in the Preparation of Financial Statements

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments of securities, interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale, other real estate owned, and the valuation of deferred tax assets.

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606.

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth entities as further described) for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Bank is currently evaluating the impact of adoption of the new standard on the financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above.

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

The Update is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth companies as further described for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Bank is currently evaluating the impact of adoption of the new standard on the financial statements.

HV Bancorp Inc., will qualify under the Jumpstart Our Business Startups Act (the “JOBS Act”) as an emerging growth company. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company”. As an emerging growth company, HV Bancorp has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements until such pronouncements are made applicable to private companies.

2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Governmental securities	$1,389	$21	$(5)	$1,405
Corporate notes	8,422	57	(122)	8,357
Collateralized mortgage obligations – agency residential	9,140	30	(121)	9,049
Mortgage-backed securities – agency residential	5,546	45	(10)	5,581
Municipal securities	3,523	30	(2)	3,551
Bank CDs	3,494	26	(8)	3,512

	$31,514	$209	$(268)	$31,455

Investment securities held-to-maturity was comprised of the following:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$5,822	$94	$(2)	$5,914

	$5,822	$94	$(2)	$5,914

Investment securities available-for-sale was comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Governmental securities	$1,493	$28	$—	$1,521
Corporate notes	8,423	40	(136)	8,327
Collateralized mortgage obligations – agency residential	9,879	45	(93)	9,831
Mortgage-backed securities – agency residential	6,980	44	(15)	7,009
Municipal securities	3,524	42	—	3,566
Bank CDs	2,994	41	(8)	3,027

	$33,293	$240	$(252)	$33,281

Investment securities held-to-maturity was comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$5,825	$117	$(1)	$5,941

	$5,825	$117	$(1)	$5,941

The scheduled maturities of securities available-for-sale and held-to-maturity at September 30, 2016 were as follows:

	September 30, 2016
	Available- for- Sale		Held- to- Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$991	$1,018	$1,020
Due from one to five years	10,884	10,926	3,163	3,180
Due from five to ten years	3,657	3,609	1,641	1,714
Due after ten years	15,973	15,929	—	—

	$31,514	$31,455	$5,822	$5,914

Securities with a fair value of $7.4 million and $3.3 million at September 30, 2016 and June 30, 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three months ended September 30, 2016 were $1.1 million. Gross realized gains on such sales were approximately $11,000 and gross realized losses on such sales were $0.

Proceeds from the sale of available-for-sale securities for the three months ended September 30, 2015 were $2.8 million. Gross realized gains on such sales were $7,000 and gross realized losses on such sales were $0.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2016 and June 30, 2016:

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$739	$(5)	$739	$(5)
Corporate notes	1,467	(32)	2,710	(90)	4,177	(122)
Collateralized mortgage obligations	—	—	6,662	(121)	6,662	(121)
Mortgage-backed securities	—	—	1,331	(10)	1,331	(10)
Municipal securities	742	(2)	—	—	742	(2)
Bank CDs	494	(1)	493	(7)	987	(8)

	$2,703	$(35)	$11,935	$(233)	$14,638	$(268)

Held–to-maturity:
Municipal securities	$505	$(2)	$—	$—	$505	$(2)

	$505	$(2)	$—	$—	$505	$(2)

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	1,000	(13)	3,677	(123)	4,677	(136)
Collateralized mortgage obligations	—	—	5,792	(93)	5,792	(93)
Mortgage-backed securities	—	—	1,885	(15)	1,885	(15)
Municipal securities	—	—	—	—	—	—
Bank CDs	249	(1)	493	(7)	742	(8)

	$1,249	$(14)	$11,847	$(238)	$13,096	$(252)

Held–to-maturity:
Municipal securities	$506	$(1)	$—	$—	$506	$(1)

	$506	$(1)	$—	$—	$506	$(1)

At September 30, 2016 and June 30, 2016, the investment portfolio included five U.S. Government securities, with total market values of $1.4 million and $1.5 million, respectively. Of these securities, two and zero were in an unrealized loss position as of September 30, 2016 and June 30, 2016, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2016 and June 30, 2016, management found no evidence of Other Than Temporary Impairment (“OTTI”) on any of the U.S. Governmental securities held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At September 30, 2016 and June 30, 2016, the investment portfolio included sixteen corporate notes with total market values of $8.4 million and $8.3 million, respectively. Of these securities, eight and nine were in an unrealized loss position as of September 30, 2016 and June 30, 2016, respectively. At the time of purchase and as of September 30, 2016 and June 30, 2016, these bonds continue to maintain investment grade ratings. As of September 30, 2016 and June 30, 2016, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At September 30, 2016 and June 30, 2016, the investment portfolio included thirty-two collateralized mortgage obligations (“CMOs”) with total market values of $9.0 million and $9.8 million at September 30, 2016 and June 30, 2016, respectively. Of these securities, twenty-two and nineteen were in an unrealized loss position as of September 30, 2016 and June 30, 2016, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2016 and June 30, 2016, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At September 30, 2016 and June 30, 2016, the investment portfolio included sixteen and nineteen mortgage backed securities (“MBS”) with a total market value of $5.6 million and $7.0 million, respectively. Of these securities, three and four were in an unrealized loss position as of September 30, 2016 and June 30, 2016, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2016 and June 30, 2016, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At September 30, 2016 and June 30, 2016, the investment portfolio included twenty-four municipal securities with a total market value of $9.5 million. Of these securities, three and one were in an unrealized loss position as of September 30, 2016 and June 30, 2016, respectively. The Bank’s municipal portfolio issuers are located in Pennsylvania and were purchased and, as of September 30, 2016 and June 30, 2016, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of September 30, 2016 and June 30, 2016, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Residential:
One-to-four family	$74,121	$71,980
Home equity and HELOCs	6,080	6,448
Commercial:
Commercial real estate	11,458	11,620
Commercial business	485	558
Construction	2,584	3,179
Consumer	13	10

	94,741	93,795

Less:
Unearned discounts, origination and commitment fees and costs	163	142
Allowance for loan losses	(613)	(487)

	$94,291	$93,450

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the statements of financial condition. Overdrafts were $10,000 at September 30, 2016 and June 30, 2016.

The following tables summarizes the activity in the allowance for loan losses by loan class for the three months ended September 30, 2016 and for the three months ended September 30, 2015 and information in regards to the recorded investment in loans receivable as of September 30, 2016 and June 30, 2016:

	For the Three Months Ended September 30, 2016
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$314	$—	$3	$43	$360	$—	$360
Home equity and HELOCs	18	—	—	96	114	96	18
Commercial:
Commercial real estate	131	—	—	(13)	118	30	88
Commercial business	23	—	—	(3)	20	15	5
Construction	1	—	—	—	1	—	1
Consumer	—	—	—	—	—	—	—
Unallocated reserve	—	—	—	—	—	—	—

	$487	$—	$3	$123	$613	$141	$472

	For the Three Months Ended September 30, 2015
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit)/ Provisions	Ending Balance
Residential:
One-to-four family	$219	$—	$—	$—	$219
Home equity and HELOCs	19	—	—	—	19
Commercial:
Commercial real estate	230	—	—	(27)	203
Commercial business	45	—	—	(19)	26
Construction	—	—	—	—	—
Consumer	—	(1)	—	1	—
Unallocated reserve	1	—	—	(1)	—

	$514	$(1)	$—	$(46)	$467

	September 30, 2016
	Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$74,121	$858	$72,977
Home equity and HELOCs	6,080	305	5,775
Commercial:
Commercial real estate	11,458	755	10,703
Commercial business	485	188	297
Construction	2,584	—	2,584
Consumer	13	—	13

	$94,741	$2,106	$92,349

	June 30, 2016
	Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$71,980	$818	$71,162
Home equity and HELOCs	6,448	227	6,221
Commercial:
Commercial real estate	11,620	760	10,860
Commercial business	558	193	365
Construction	3,179	—	3,179
Consumer	10	—	10

	$93,795	$1,998	$91,797

The following table summarizes the Allowance for Loan Loss by loan portfolio class as of June 30, 2016:

	June 30, 2016
	Allowance for Loan Loss
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$314	$—	$314
Home equity and HELOCs	18	—	18
Commercial:
Commercial real estate	131	39	92
Commercial business	23	19	4
Construction	1	—	1
Consumer	—	—	—

	$487	$58	$429

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2016 and June 30, 2016:

	September 30, 2016			June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$858	$858	$—	$818	$818	$—
Home equity and HELOCs	185	185	—	227	227	—
Commercial:
Commercial real estate	554	597	—	557	600	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,597	$1,640	$—	$1,602	$1,645	$—

With an allowance recorded
Residential:
One-to-four family	$—	$—	$—	$—	$—	$—
Home equity and HELOCs	120	120	96	—	—	—
Commercial:
Commercial real estate	201	201	30	203	203	39
Commercial business	188	188	15	193	193	19
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$509	$509	$141	$396	$396	$58

Total:
Residential:
One-to-four family	$858	$858	$—	$818	$818	$—
Home equity and HELOCs	305	305	96	227	227	—
Commercial:
Commercial real estate	755	798	30	760	803	39
Commercial business	188	188	15	193	193	19
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$2,106	$2,149	$141	$1,998	$2,041	$58

The following table presents additional information regarding the Bank’s impaired loans for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,
	2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential:
One-to-four family	$788	$2	$1,289	$1
Home equity and HELOCs	146	—	169	—
Commercial:
Commercial real estate	555	8	434	9
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,489	$10	$1,892	$10

With an allowance recorded:
Residential:
One-to-four family	$—	$—	$33	$—
Home equity and HELOCs	120	—	—	—
Commercial:
Commercial real estate	202	4	260	1
Commercial business	190	3	208	3
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$512	$7	$468	$4

Total:
Residential:
One-to-four family	$788	$2	$1,322	$1
Home equity and HELOCs	266	—	169	—
Commercial:
Commercial real estate	757	12	694	10
Commercial business	190	3	208	3
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$2,001	$17	$2,393	$14

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $16,000 and $14,000 for the three months ended September 30, 2016 and 2015, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2016 and June 30, 2016:

(Dollars in thousands)	September 30, 2016	June 30, 2016
Residential:
One-to-four family	$717	$818
Home equity and HELOCs	304	227
Commercial:
Commercial real estate	100	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

	$1,121	$1,145

Credit quality risk ratings include regulatory classifications of Special Mention, Substandard, Doubtful and Loss. Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of September 30, 2016 and June 30, 2016:

	September 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$72,977	$—	$1,144	$—	$74,121
Home equity and HELOCs	5,776	—	304	—	6,080
Commercial:
Commercial real estate	10,703	392	363	—	11,458
Commercial business	100	197	188	—	485
Construction	2,584	—	—	—	2,584
Consumer	13	—	—	—	13

	$92,153	$589	$1,999	$—	$94,741

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$70,874	$—	$1,106	$—	$71,980
Home equity and HELOCs	6,221	—	227	—	6,448
Commercial:
Commercial real estate	10,860	395	365	—	11,620
Commercial business	162	203	193	—	558
Construction	3,179	—	—	—	3,179
Consumer	10	—	—	—	10

	$91,306	$598	$1,891	$—	$93,795

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2016 and June 30, 2016:

	September 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$109	$167	$558	$834	$73,287	$74,121	$—
Home equity and HELOCs	—	—	305	305	5,775	6,080	—
Commercial:
Commercial real estate	—	—	100	100	11,358	11,458	—
Commercial business	197	—	—	197	288	485	—
Construction	—	—	—	—	2,584	2,584	—
Consumer	—	—	—	—	13	13	—

	$306	$167	$963	$1,436	$93,305	$94,741	$—

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$470	$317	$659	$1,446	$70,534	$71,980	$—
Home equity and HELOCs	94	79	227	400	6,048	6,448	—
Commercial:
Commercial real estate	—	—	100	100	11,520	11,620	—
Commercial business	—	—	—	—	558	558	—
Construction	—	—	—	—	3,179	3,179	—
Consumer	—	—	—	—	10	10	—

	$564	$396	$986	$1,946	$91,849	$93,795	$—

The Bank may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Bank may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Bank’s allowance for loan losses. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Bank may identify loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions and negative trends may result in a payment default in the near future.

As of September 30, 2016 and June 30, 2016, the Bank had two loans identified as TDRs totaling $350,000 and $357,000, respectively. At September 30, 2016 and June 30, 2016, all of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs in 2016. No additional loan commitments were outstanding to these borrowers at September 30, 2016 and June 30, 2016.

The following table details the Bank’s TDRs that are on accrual status and non-accrual status at September 30, 2016:

	As of September 30, 2016
(Dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	2	$350	$—	$350

Total	2	$350	$—	$350

The following table details the Bank’s TDRs that are on accrual status and non-accrual status at June 30, 2016:

	As of June 30, 2016
(Dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	2	$357	$—	$357

Total	2	$357	$—	$357

4. Derivatives and Risk Management Activities

The Bank did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of and for the three months ended September 30,

2016 and for the year ended June 30, 2016. The following table summarizes the amounts recorded in the Bank’s statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2016 and June 30, 2016 (in thousands):

September 30, 2016
Asset Derivatives
	Balance sheet		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Mortgage banking
	derivatives	$867	$24,007
Mandatory sale commitments:
Related to interest rate and price risk for Loans held for sale	Mortgage banking derivatives	127	2,581
To Be Announced securities	Mortgage banking
	derivatives	—	—

Liability Derivatives
	Balance sheet		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Other liabilities	$16	$2,205
Mandatory sale commitments:
Related to interest rate and price risk for Loans held for sale	Other liabilities	23	3,257
To Be Announced securities	Other liabilities	80	16,250

June 30, 2016
Asset Derivatives
	Balance sheet		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Mortgage banking
	derivatives	$1,084	$30,006
Mandatory sale commitments:
Related to interest rate and price risk for Loans Held for Sale	Mortgage banking derivatives	408	7,046
To Be Announced securities	Mortgage banking
	derivatives	—	—

Liability Derivatives
	Balance sheet		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Other liabilities	$32	$4,572
Mandatory sale commitments:
Related to interest rate and price risk for Loans Held for Sale	Other liabilities	48	5,544
To Be Announced securities	Other liabilities	166	22,000

The following table summarizes the amounts recorded in the Bank’s statements of income for derivative instruments not designated as hedging instruments for the three months ended September 30, 2016 and 2015 (in thousands):

		Gain/(Loss)
	Statement of Income	Three Months Ended
	Presentation	September 30, 2016	September 30, 2015
Interest Rate Lock Commitments	Gain from hedging Instruments	$217	$276
Mandatory sale commitments:
Related to interest rate and price risk for Loans Held for Sale	(Loss) from hedging instruments	(345)	(243)
To Be Announced securities	(Loss) from hedging Instruments	(251)	(142)

	Total (Loss) from hedging instruments	$(379)	$(109)

The fair value of the Bank’s Interest Rate Lock Commitments (“IRLCs”) and mandatory sales commitments are based upon the estimated fair value of the underlying mortgage loan (determined consistent with “Loans Held for Sale”), adjusted for (1) estimated costs to complete and originate the loan, and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Bank’s IRLCs approximates a whole-loan price, which includes the value of the related mortgage servicing.

5. Fair Value of Financial Instruments

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820, “Fair Value Measurement”, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is determined at a reasonable point within the range that is most representative of fair value under current market conditions. Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In accordance with this guidance, the Bank groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based unadjusted on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

The incorporation of counterparty credit risk did not have significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2016 or June 30, 2016.

Assets measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016 are summarized below:

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$1,405	$—	$1,405
Corporate notes	—	8,357	—	8,357
Collateralized mortgage obligations - agency residential	—	9,049	—	9,049
Mortgage-backed securities - agency residential	—	5,581	—	5,581
Municipal securities	—	3,551	—	3,551
Bank CDs	—	3,512	—	3,512
Loans Held for Sale	—	24,233	—	24,233
Price risk for Loans Held for Sale	—	127	—	127
Interest rate lock commitments	—	867	—	867

	$—	$56,682	$—	$56,682

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available- for- sale:
U.S. governmental securities	$—	$1,521	$—	$1,521
Corporate notes	—	8,327	—	8,327
Collateralized mortgage obligations - agency residential	—	9,831	—	9,831
Mortgage-backed securities - agency residential	—	7,009	—	7,009
Municipal securities	—	3,566	—	3,566
Bank CDs	—	3,027	—	3,027
Loans Held for Sale	—	24,676	—	24,676
Price risk for Loans Held for Sale	—	408	—	408
Interest rate lock commitments	—	1,084	—	1,084

	$—	$59,449	$—	$59,449

Liabilities measured at fair value on a recurring basis at September 30, 2016 are summarized below.

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Price risk for Loans Held for Sale	$—	$23	$—	$23
To Be Announced securities	—	80	—	80
Interest rate lock commitments	—	16	—	16

	$—	$119	$—	$119

Liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized below.

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Price risk for Loans Held for Sale	$—	$48	$—	$48
To Be Announced securities	—	166	—	166
Interest rate lock commitments	—	32	—	32

	$—	$246	$—	$246

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016
(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Impaired loans	$		$		$646	$646
Real estate owned					175	175

	$		$		$821	$821

	June 30, 2016
(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Impaired loans		$—		$—	$338	$338
Real estate owned		—		—	115	115

		$—		$—	$453	$453

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value:

	Balances as of September 30, 2016
	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$646	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3% (11. 0%)
Other real estate owned	$175	Appraisal of collateral (1)	Liquidation expenses	7.0% to 8.0% (7.4%)

	Balances as of June 30, 2016
	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$338	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3% (11.2%	)
Other real estate owned	$115	Appraisal of collateral (1)	Liquidation expenses	7.0% to 8.0% (7.5%	)

(1)	Appraisals may be discounted for qualitative factors such as age of appraisal, interior condition of the property, and liquidation expenses. Fair value may also be based on negotiated settlements with the borrowers.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value, at September 30, 2016 and June 30, 2016 are as follows:

			Fair Value Measurements at September 30, 2016
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$11,965	$11,965	$11,965	$—	$—
Investment securities available-for-sale	31,455	31,455	—	31,455	—
Investment securities held-to-maturity	5,822	5,914	—	5,914	—
Loans held for sale at fair value	24,233	24,233	—	24,233	—
Loans receivable, net	94,291	94,154	—	—	94,154
Restricted investment in bank stock	1,102	1,102	—	—	1,102
Accrued interest receivable	531	531	—	531	—
Price risk for Loans Held for Sale	127	127	—	127
Interest rate lock commitments	867	867	—	867	—
Liabilities:
Deposits	$139,474	$134,229	$—	$134,229	$—
Advances from the FHLB	20,000	20,020	—	20,020	—
Securities sold under agreements to repurchase	2,100	2,100	—	2,100	—
Price risk for Loans Held for Sale	23	23	—	23	—
To Be Announced securities	80	80	—	80	—
Interest rate lock commitments	16	16	—	16	—
Accrued Interest Payable	20	20		20	—
Off-balance sheet:
Commitments to extend credit	$—	$—	$—	$—	$—

			Fair Value Measurements at June 30, 2016
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$15,427	$15,427	$15,427	$—	$—
Investment securities available-for-sale	33,281	33,281	—	33,281	—
Investment securities held-to-maturity	5,825	5,941	—	5,941	—
Loans held for sale at fair value	24,676	24,676	—	24,676	—
Loans receivable, net	93,450	93,907	—	—	93,907
Restricted investment in bank stock	1,108	1,108	—	—	1,108
Accrued interest receivable	527	527	—	527	—
Price risk for Loans Held for Sale	408	408	—	408
Interest rate lock commitments	1,084	1,084	—	1,084	—

Liabilities:
Deposits	$141,771	$138,711	$—	$138,711	$—
Advances from the FHLB	20,000	20,040	—	20,040	—
Securities sold under agreements to repurchase	3,929	3,929	—	3,929	—
Price risk for Loans Held for Sale	48	48	—	48	—
To Be Announced securities	167	167	—	167	—
Interest rate lock commitments	32	32	—	32	—
Accrued Interest Payable	19	19		19
Off-balance sheet:

Commitments to extend credit	$—	$—	$—	$—	$—

The following information should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only provided for a limited portion of the Bank’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bank’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the three months ended September 30, 2016 and for the year ended June 30, 2016.

The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at September 30, 2016 and June 30, 2016:

Cash and Cash Equivalents

These short-term assets are valued at their face value, which approximate fair value.

Investments (Available- for- Sale and Held- to- Maturity)

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain Mortgage Backed Securities (MBS). In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain equity securities that do not have readily available market prices, certain municipal bonds, certain Asset Backed Securities (ABS), and other less liquid investment securities.

Loans Held for Sale at Fair Value

The Bank adopted the fair value option for its loan held for sale portfolio in order to more accurately reflect the economic value of the mortgages held for sale on the Statements of Financial Condition. All mortgage loans held for sale are carried at fair value. Interest income on loans held for sale, which totaled $162,000 and $112,000 for the three months ended September 30, 2016 and 2015, respectively, are included in Interest and fees on loans in the Statements of Income.

Changes in fair value of loans held for sale are reported in non-interest income in the statements of income and amounted to $83,000 and ($151,000) for the three months ended September 30, 2016 and 2015, respectively.

The Bank’s mortgage loans are generally classified within Level 2 of the valuation hierarchy.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Bank is contractually entitled to receive at maturity as of September 30, 2016 and June 30, 2016 (in thousands):

			Excess Carrying Amount
	Carrying	Aggregate Unpaid	Over Aggregate Unpaid Principal
Loans held for sale	Amount	Principal Balance	Balance
September 30, 2016	$24,233	$23,323	$910
June 30, 2016	$24,676	$23,848	$828

The Bank did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2016.

Interest Rate Lock Commitments (“IRLC”)

The fair value of the Bank’s IRLC instruments are based upon the underlying loans measured at fair value on a recurring basis and the probability of such commitments being exercised. Due to observable market data inputs used by the Bank, the Bank’s IRLCs are classified within Level 2 of the valuation hierarchy.

Mandatory Sales Commitments for Loans Held for Sale

Fair values for mandatory sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the observable inputs used by the Bank, the Bank’s mandatory sales commitments (LHS) are classified within Level 2 of the valuation hierarchy.

To Be Announced Securities (“TBAs”)

TBAs are valued based on forward dealer marks from the Bank’s approved counterparties. The Bank utilizes a third party market pricing service which compiles current prices for instruments from market sources, and those prices represent the current executable price. Due to the observable inputs used by the Bank, the Bank’s TBAs are classified within Level 2 of the valuation hierarchy.

Loan Receivable, Net

Fair values are estimated for portfolios of loans with similar financial characteristics. For loans that reprice frequently, the carrying value approximates fair value. The fair value of other type of loans is estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities.

Impaired Loans

Impaired loans include those collateral-dependent loans and leases for which the practical expedient under ASC 310-40 was applied, resulting in a fair value adjustment to the loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Bank.

Restricted Investment in Bank Stock

The stock is carried at cost; which approximates fair value and considers the limited marketability of such securities.

Real Estate Owned (Cost or Fair Value)

Real estate properties acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurements.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest receivable and payable approximates their respective fair values.

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated discounting the contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

Advances from the FHLB

The fair value of advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with comparable terms, credit, and remaining maturities.

Securities Sold Under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with comparable terms, credit, and remaining maturities.

Commitments to Extend Credit

The majority of the Bank’s commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

6. Adoption of Plan of Conversion

On July 20, 2016, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion whereby the Bank will convert from the mutual form of ownership to a stock form of ownership. HV Bancorp will become the stock holding company of the Bank and will offer for sale shares of common stock to certain depositors and certain borrowers of the Bank and potentially others in a subscription and community offering.

The proposed Plan of Conversion is subject to approval by the FDIC, the Pennsylvania Department of Banking and Securities and by a majority of the votes eligible to be cast either in person or by proxy by members of the Bank. June 30, 2015 has been established as the eligibility record date for determining the eligible account holders entitled to receive nontransferable subscription rights to subscribe for the conversion stock.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Bank within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of the Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Warminster, Pennsylvania and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees and service charges on deposit accounts, gain from hedging instruments and sales of securities. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees, real estate owned and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. A complete set of Risk factors are described in the Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016.

Critical Accounting Policies

The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Financial Statements as of September 30, 2016 have remained unchanged from the disclosures presented in our Registration Statement.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2016 and June 30, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The complete list of Critical Accounting Policies are described in the Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016.

Comparison of Statements of Financial Condition at September 30, 2016 and at June 30, 2016

Total Assets

Total assets decreased $4.9 million, or 2.8%, to $177.1 million at September 30, 2016 from $182.0 million at June 30, 2016. The decrease was primarily the result of decreases of $3.5 million in cash and cash equivalents and $1.8 million in investment securities available for sale, at fair value.

Cash and cash equivalents

Cash and cash equivalents decreased $3.5 million, or 22.4%, to $12.0 million at September 30, 2016 from $15.4 million at June 30, 2016, as a result of a decrease of $3.4 million in cash and due from banks in order to fund deposit withdrawals and for other liquidity needs.

Investment Securities

Investment securities decreased by $1.8 million, or 4.7%, to $37.3 million at September 30, 2016 from $39.1 million at June 30, 2016. The decrease was primarily due to sales and principal repayments of $2.3 million, partially offset by purchases of $500,000 in new securities. At September 30, 2016, our held-to-maturity portion of the securities portfolio, at amortized cost, was $5.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $31.5 million.

Net Loans

Net loans increased $841,000, or 0.9%, to $94.3 million at September 30, 2016 from $93.5 million at June 30, 2016. One- to four-family residential real estate loans increased $2.1 million, or 3.0%, to $74.1 million at September 30, 2016 from $72.0 million at June 30, 2016 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Construction loans decreased $600,000 to $2.6 million at September 30, 2016 from $3.2 million at June 30, 2016 primarily as a result of a payoff of one loan. Home equity loans decreased $400,000 to $6.1 million at September 30, 2016 from $6.5 million at June 30, 2016 primarily as a result of borrower refinancing.

Loans Held For Sale

Loans held for sale decreased $442,000, or 1.8%, to $24.2 million at September 30, 2016 from $24.7 million at June 30, 2016 as the pipeline of one- to four-family residential real estate loans decreased slightly during the three months ended September 30, 2016.

Deposits

Deposits decreased $2.3 million, or 1.6%, to $139.5 million at September 30, 2016 from $141.8 million at June 30, 2016. Our core deposits (consisting of NOW, money market, pass book and statement and checking accounts) decreased by $1.1 million, or 1.0%, to $103.2 million at September 30, 2016 from $104.3 million at June 30, 2016. Certificates of deposit decreased $1.2 million, or 3.3%, to $36.3 million at September 30, 2016 from $37.5 million at June 30, 2016. The decrease in certificates of deposit resulted primarily from a $1.5 million reduction in deposits held by credit unions and banks through deposit listing services.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased $1.8 million, or 46.5%, to $2.1 million at September 30, 2016 from $3.9 million at June 30, 2016 as a result of a reduction in the underlying deposit balances, which are primarily held by title companies.

Total Equity

Total equity increased $225,000, or 1.7%, to $13.2 million at September 30, 2016 from $13.0 million at June 30, 2016. This increase resulted from net income of $253,000 partially offset by a $28,000 increase in accumulated other comprehensive loss for the three months ended September 30, 2016.

Comparison of Statements of Income for the Three Months Ended September 30, 2016 and 2015

General

Net income increased $11,000, or 4.4%, to $253,000 for the three months ended September 30, 2016 from $242,000 for the three months ended September 30, 2015. The increase in net income was primarily due to an increase in non-interest income of $374,000 primarily from mortgage operations and an increase in net interest income of $79,000, partially offset by increases in non-interest expense of $284,000 and the provision for loan losses of $169,000.

Interest Income

Total interest income increased $103,000 or 8.0%, to $1.4 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. The increase was primarily the result of a $120,000 increase in interest and fees on loans, partially offset by a $35,000 decrease in interest on mortgage-backed securities and collateralized mortgage obligations. The average balance of our interest-earning assets increased by $16.1 million to $171.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to growth in residential loan originations as our mortgage loans held for sale increased from an average balance of $10.9 million for the three months ended September 30, 2015 to $22.1 million for the three months ended September 30, 2016. This increase was partially offset by a decrease in the average yield on our interest-earning assets which decreased eight basis points to 3.27% for the three months ended September 30, 2016 as compared to 3.35% for the three months ended September 30, 2015 as a result of a lower average yield on loans held for sale.

Interest and fees on loans increased $120,000, or 11.0%, to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015. This increase resulted from a $21.0 million increase in the average balance of loans to $117.3 million for the three months ended September 30, 2016 from $96.3 million for the three months ended September 30, 2015, due to our focus on increasing our portfolio of adjustable-rate one- to four-family residential mortgages. However, the increase in interest and fees on loans was partially offset by a 40 basis points decrease in the average yield on loans to 4.11% for the three months ended September 30, 2016 from 4.51% for the three months ended September 30, 2015, due to pay-offs of higher-yielding existing loans during the current low interest rate environment and lower yields earned on new loan originations.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations decreased $23,000, or 12.2%, to $165,000 for the three months ended September 30, 2016 from $188,000 for the three months ended September 30, 2015. This decrease was primarily due to a $35,000 decrease in interest on mortgage-backed securities and collateralized mortgage obligations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The average yield on investment securities decreased four basis points to 1.66% for the three months ended September 30, 2016 from 1.70% for the three months ended September 30, 2015, due to the current low interest rates on shorter-term securities in our portfolio, which generally bear interest at lower rates than longer-term securities. In addition to the decrease in the average yield on investment securities, there was a $4.8 million decrease in the average balance of investment securities to $37.8 million for the three months ended September 30, 2016 from $42.6 million for the three months ended September 30, 2015 as a result of proceeds from maturities and repayments of securities available-for-sale and $1.1 million in proceeds from securities sales during the three months ended September 30, 2016.

Interest on interest-earning deposits increased $6,000, or 29.1%, to $30,000 for the three months ended September 30, 2016 from $24,000 for the three months ended September 30, 2015 due to an increase in the average yield on interest-earning deposits of 18 basis points to 0.80% for the three months ended September 30, 2016 from 0.62% for the three months ended September 30, 2015. This increase was partially offset by a decrease in the average balance of interest-earning deposits of $625,000 to $15.0 million for the three months ended September 30, 2016 from $15.6 million for the three months ended September 30, 2015.

Interest Expense

Total interest expense increased $24,000, or 12.6%, to $213,000 for the three months ended September 30, 2016 from $189,000 for the three months ended September 30, 2015, due to a $29,000 increase in interest on advances from the Federal Home Loan Bank, partially offset by a $5,000 decrease in interest on deposits.

Interest on deposits decreased $5,000, or 3.1%, to $166,000 for the three months ended September 30, 2016 from $171,000 for the three months ended September 30, 2015 due to decreases in the average balance and average cost of deposits. The average balance of interest-bearing deposits decreased by $1.9 million to $133.5 million during the three months ended September 30, 2016 as compared to $135.4 million for the prior year period primarily as a result of a $3.8 million decrease in the average balance of our certificates of deposit, which was partially offset by a $1.8 million increase in the average balance of our core deposit accounts. The change in the mix of deposits was due to the current low interest rate environment and our decision not to compete with other banks that offer higher rates on term deposits. The average cost of deposits decreased by one basis point to 0.50% for the three months ended September 30, 2016 from 0.51% for the three months ended September 30, 2015, due primarily to the decrease in the average cost of certificates of deposit. The average cost of certificates of deposit decreased by four basis points to 1.09% during the three months ended September 30, 2016 as compared to 1.13% for the three months ended September 30, 2015, reflecting downward repricing in the current low interest rate environment.

Interest on advances from the Federal Home Loan Bank increased $29,000 to $46,000 for the three months ended September 30, 2016 from $17,000 for the three months ended September 30, 2015 as a result of increases in the average balance and average cost of Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances increased by $13.0 million to $20.0 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to an increase in loan funding requirements. This increase was partially offset by a decrease in the average cost of Federal Home Loan Bank advances which decreased by five basis points to 0.92% for the three months ended September 30, 2016 from 0.97% for the three months ended September 30, 2015, due primarily to decreases in advance rates.

Net Interest Income

Net interest income increased $79,000, or 7.2%, to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $171.2 million for the three months ended September 30, 2016 from $155.1 million for the three months ended September 30, 2015. Our interest rate spread decreased by nine basis points to 2.73% for the three months ended September 30, 2016 from 2.82% for the three months ended September 30, 2015. Our net interest margin decreased by eight basis points to 2.78% for the three months ended September 30, 2016 from 2.86% for the three months ended September 30, 2015.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances.

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income Expense	Yield /Cost	Average Balance	Interest Income Expense	Yield /Cost
Interest earning assets
Loans (1)	$117,331	$1,206	4.11%	$96,303	$1,086	4.51%
Cash and cash equivalents	14,981	30	0.80%	15,606	24	0.62%
Investment securities	37,798	157	1.66%	42,611	181	1.70%
Restricted Investment in bank stock	1,106	8	2.89%	617	7	4.54%

Total interest earning assets	171,216	1,401	3.27%	155,137	1,298	3.35%

Noninterest-earning assets	7,485			9,154

Total assets	$178,701			$164,291

Interest bearing liabilities
Now accounts	$30,178	$14	0.19%	$28,055	$9	0.13%
Money market deposit accounts	25,230	19	0.30%	28,325	17	0.24%
Passbooks and statement savings accounts	34,774	26	0.30%	34,373	26	0.30%
Checking accounts	5,597	4	0.29%	3,179	2	0.25%
Certificate of deposit	37,697	103	1.09%	41,490	117	1.13%

Total deposits	$133,476	$166	0.50%	$135,422	$171	0.51%

Federal home loan bank advances	20,000	46	0.92%	7,000	17	0.97%
Securities sold under agreements to repurchase	1,985	1	0.20%	2,136	1	0.16%

Total interest-bearing liabilities	$155,461	213	0.55%	$144,558	$189	0.52%

Noninterest-bearing liabilities
Checking	9,247			7,189
Other	945			897

Total liabilities	$165,653			$152,644

Equity	13,048			11,647

Total liabilities and equity	$178,701			$164,291

Net interest income		$1,188			$1,109

Interest rate spread (2)			2.73%			2.82%

Net interest-earning assets (3)	$15,755			$10,579

Net interest margin (4)			2.78%			2.86%

Average interest-earning assets to average interest-bearing	110.13%			107.32%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total interest-earning assets less total interest –bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

Rate/ Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

For the Three Months Ended September 30, 2016 and 2015

	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-Earning Assets:
Loans	$807	$(687)	$120
Cash and cash equivalents	(4)	10	6
Investment securities	(20)	(4)	(24)
Restricted investment in bank stock	7	(6)	1

Total interest-earning assets	790	(687)	103

Interest Bearing-Liabilities:
NOW accounts	3	2	5
Money market deposit accounts	(6)	8	2
Passbook and statement savings accounts	—	—	—
Checking accounts	2	—	2
Certificates of deposits	(10)	(4)	(14)
Federal Home Loan Bank advances	33	(4)	29
Securities sold under agreements to repurchase	—	—	—

Total interest-bearing liabilities	22	2	24

Change in net interest income	$768	$(689)	$79

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available or economic conditions change.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses increased by $169,000 to $123,000 for the three months ended September 30, 2016, from a credit to provision of $46,000 for the three months ended September 30, 2015. The primary factor that contributed to the increase in the provision for loan losses was a specific loan loss reserve of $96,000 on one residential owner-occupied loan. Non-performing loans decreased from $1,145,000 at June 30, 2016 to $1,121,000 as of September 30, 2016, a decrease of $24,000, or 2.1%. We recorded net charge-offs of $0 and $1,000 for the three months ended September 30, 2016 and September 30, 2015, respectively.

Non-Interest Income

Non-interest income increased $374,000, or 37.6%, to $1.4 million for the three months ended September 30, 2016 from $1.0 million for the three months ended September 30, 2015. The increase was primarily related to an increase of $414,000 in our gain on sale of loans, net and an increase of $234,000 in the change in fair value of loans held for sale, partially offset by an increase in loss from hedging instruments of $270,000. Gain on sale of loans, net increased $414,000, or 35.9%, to $1.6 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015 primarily as a result of an increase in premiums earned based on the increase in the amount of loans sold from $46.1 million for the three months ended September 30, 2015 to $50.3 million for the three months ended September 30, 2016. Loss from hedging instruments increased $270,000 to $379,000 for the three months ended September 30, 2016 from $109,000 for the three months ended September 30, 2015 due to an improved interest rate environment and increased volume of locked loans associated with hedging, which increased to $64.3 million for the three months ended September 30, 2016 from $47.8 million for the three months ended September 30, 2015. The offset to the losses incurred from the hedging instruments is realized in the increased value of the loan when it is committed to the investor in the secondary market.

Non-Interest Expense

Non-interest expense increased $284,000, or 16.0%, to $2.1 million for the three months ended September 30, 2016 from $1.8 million for the three months ended September 30, 2015. The increase primarily reflected a $130,000 increase in salaries and employee benefits and an $81,000 increase in other expenses. Salaries and employee benefits increased $130,000, or 12.8%, to $1.2 million for the three months ended September 30, 2016 from $1.0 million for the three months ended September 30, 2015 primarily due to increases of $64,000 in salary expense due to additional personnel added to our loan production departments (including underwriting, processing, closing and secondary marketing) in fiscal 2016 as a result of increased lending activity and $30,000 in additional bonus expense during the three months ended September 30, 2016. Other expenses increased $81,000, or 31.8%, to $334,000 for the three months ended September 30, 2016 from $253,000 for the three months ended September 30, 2015 due to increased mortgage department and marketing expenses.

Income Tax Expense

Income tax expense was $118,000 for the three months ended September 30, 2016 as compared to income tax expense of $129,000 for the three months ended September 30, 2015. The reduction in income tax expense was primarily due to the reduction in Pennsylvania state taxable income due to the application of certain state deductions during the three months ended September 30,

2016, resulting in a decrease in state tax expense to $22,000 for the three months ended September 30, 2016 from $38,000 for the three months ended September 30, 2015. The effective tax rate was 31.9% for the three months ended September 30, 2016 as compared to 34.8% for the three months ended September 30, 2015.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.3 million, or 0.73% of total assets, at September 30, 2016 and $1.3 million, or 0.69% of total assets, at June 30, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at September 30, 2016, June 30, 2016 or 2015.

	At September 30, 2016	At June 30,
		2016	2015
		(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$717	$818	$1,277
Home equity and HELOCs	304	227	147
Commercial real estate	100	100	226
Commercial business	—	—	—
Construction	—	—	—
Consumer	—	—	—

Total non-accrual loans	1,121	1,145	1,650
Real estate owned	175	115	574

Total non-performing assets	$1,296	$1,260	$2,224

Ratios:
Total non-performing loans to total loans	1.18%	1.22%	1.97%
Total non-performing loans to total assets	0.63%	0.63%	0.99%
Total non-performing assets to total assets	0.73%	0.69%	1.33%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$487	$514
Charge-offs:
Residential:
One- to four-family	—	—
Home equity and HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer	—	(1)

Total charge-offs	—	(1)

Recoveries:
Residential:
One- to four-family	3	—
Home equity and HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer	—	—

Total recoveries	—	—

Net charge-offs	3	(1)
Provision/credit for loan losses	123	(46)

Balance at end of period	$613	$467

Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for loan losses to non-performing loans at end of period	54.68%	32.16%
Allowance for loan losses to total loans at end of period	0.65%	0.52%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $20.0 million outstanding with unused borrowing capacity of $57.6 million as of September 30, 2016. Additionally, at September 30, 2016, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.8 million at September 30, 2016. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank as of September 30, 2016.

The board of trustees is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2016.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $12.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.5 million at September 30, 2016.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $776,000 and $7.4 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $656,000 and $(4.4) million for the three months ended September 30, 2016 and September 30, 2015, respectively. During the three months ended September 30, 2016 and September 30, 2015, we sold $1.2 million and $2.8 million, respectively, in securities available-for-sale. Net cash used in financing activities, consisting primarily of decreases in deposits and advances from borrowers for taxes and insurance, was $4.9 million for the three months ended September 30, 2016 and $3.0 million for the three months ended September 30, 2015.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2016, totaled $19.1million, or 13.7%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2016 and June 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2016, the Bank met all the capital adequacy requirements to which they were subject. At September 30, 2016, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2016 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016:
Total risk-based capital (to risk-weighted assets)	$13,751	12.9%	$	≥8,542	≥8.0%	$	≥10,678	≥10.0%
Tier I capital (to risk-weighted assets)	13,139	12.3		≥4,271	≥4.0		≥6,407	≥6.0
Tier I capital (to average assets)	13,139	7.4		≥7,072	≥4.0		≥8,840	≥5.0
Tier I common equity (to risk-weighted assets)	13,139	12.3		≥4,271	≥4.0		≥6,407	≥6.0
As of June 30, 2016:
Total risk-based capital (to risk-weighted assets)	$13,438	12.5%	$	≥8,607	≥8.0%	$	≥10,759	≥10.0%
Tier I capital (to risk-weighted assets)	12,951	12.0		≥6,455	≥6.0		≥8,607	≥8.0
Tier I capital (to average assets)	12,951	7.6		≥6,787	≥4.0		≥8,483	≥5.0
Tier I common equity (to risk-weighted assets)	12,951	12.0		≥4,842	≥4.5		≥6,993	≥6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of September 30, 2016 and June 30, 2016, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of September 30, 2016, the Bank is required to maintain a capital conservation buffer of 0.625%. The Bank’s conservation buffer was 4.88% as of September 30, 2016. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of September 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2016, we had outstanding commitments to originate loans of $28.5 million, unused lines of credit totaling $8.4 million and no stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $17.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2016, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

Not required in smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not Applicable

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item  5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: December 22, 2016	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: December 22, 2016	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)