Form 10-Q
period 2016-12-31
HV Bancorp, Inc.
filed 2017-02-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37981

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 10, 2017, there were 2,182,125 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements - Unaudited

Statements of Financial Condition as of December 31, 2016 and June 30, 2016 (Unaudited) (in thousands)

	At December 31, 2016	At June 30, 2016
Assets
Cash and due from banks	$74,349	$9,949
Interest-earning deposits with banks	14,096	5,478

Cash and cash equivalents	88,445	15,427

Investment securities available- for- sale, at fair value	33,727	33,281
Investment securities held- to- maturity (fair value of $5,781 at December 31, 2016 and $5,941 at June 30, 2016)	5,688	5,825
Loans held for sale, at fair value	6,181	24,676
Loans receivable, net of allowance for loan losses of (December 31, 2016 $626; June 30, 2016 $487)	95,713	93,450
Bank-owned life insurance	3,952	3,895
Restricted investment in bank stock	658	1,108
Premises and equipment, net	1,734	1,652
Accrued interest receivable	525	527
Prepaid federal income taxes	69	147
Deferred income taxes, net	573	26
Prepaid expenses	284	231
Real estate owned, net	65	115
Mortgage banking derivatives	369	1,492
Other assets	1,157	171

Total Assets	$239,140	$182,023

Liabilities and Equity

Liabilities
Deposits	$213,088	$141,771
Advances from the Federal Home Loan Bank	9,000	20,000
Securities sold under agreements to repurchase	1,753	3,929
Advances from borrowers for taxes and insurance	877	1,357
Deferred gain on sale - leaseback of building	318	326
Other liabilities	1,157	1,669

Total Liabilities	226,193	169,052

Equity
Retained earnings	13,270	12,978
Accumulated other comprehensive loss	(323)	(7)

Total Equity	12,947	12,971

Total Liabilities and Equity	$239,140	$182,023

See Notes to Unaudited Financial Statements

Statements of Income for the Three and Six Months Ended December 31, 2016 and 2015 (Unaudited) (in thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Interest Income
Interest and fee on loans	$1,132	$1,094	$2,338	$2,179
Interest and dividends on investment:
Taxable	72	47	132	98
Nontaxable	41	38	83	78
Interest on mortgage-backed securities and collateralized mortgage obligations	48	102	111	200
Interest on interest-earning deposits	53	22	83	45

Total Interest Income	1,346	1,303	2,747	2,600

Interest Expense
Interest on deposits	163	164	329	335
Interest on advances from the Federal Home Loan Bank	40	21	86	38
Interest on securities sold under agreements to repurchase	1	1	2	2

Total Interest Expense	204	186	417	375

Net Interest Income	1,142	1,117	2,330	2,225

Provision (Credit) for Loan Losses	12	3	135	(44)

Net Interest Income after Provision (Credit) for Loan Losses	1,130	1,114	2,195	2,269

Non-Interest Income
Fee for customer services	51	54	105	109
Increase in cash surrender value of bank owned life insurance	28	28	57	57
Gain on sale of loans	2,136	974	3,705	2,129
Gain on sale of available-for-sale securities	—	2	11	9
(Loss) gain from hedging instruments	(560)	2	(939)	(107)
Change in fair value of loans held-for-sale	(778)	102	(695)	(49)
Other	1	2	2	4

Total Non-Interest Income	878	1,164	2,246	2,152

Non-Interest Expense
Salaries and employee benefits	1,146	1,166	2,297	2,187
Occupancy	254	234	500	459
Federal deposit insurance premiums	32	38	70	80
Data processing related operations	138	132	285	243
Loss (gain) on sale of other real estate owned	12	—	12	(4)
Real estate owned expense	5	69	16	72
Professional fees	135	111	270	231
Other	285	358	619	611

Total Non-Interest Expense	2,007	2,108	4,069	3,879

Income before Income Taxes	1	170	372	542
Income Tax (benefit) expense	(38)	52	80	181

Net Income	$39	$118	$292	$361

See Notes to Unaudited Financial Statements

Statements of Comprehensive (Loss) Income for the Three and Six Months Ended December 31, 2016 and 2015 (Unaudited) (in thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

Net Income	$39	$118	$292	$361

Other Comprehensive (Loss) Income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale (pre-tax $(490) and $(344);$(537) and $175, respectively)	(288)	(213)	(309)	107

Reclassification adjustment for gain included in income (pre-tax $0 and $(2); $(11) and $(9), respectively) (1)	—	(1)	(7)	(6)

Other comprehensive (loss) income	(288)	(214)	(316)	101

Total Comprehensive (Loss) Income	$(249)	$(96)	$(24)	$462

(1)	Amounts are included in gain on sale of available-for-sale securities on the Statements of Income as a separate element within non-interest income. Income tax expense is included in the Statements of Income.

See Notes to Unaudited Financial Statements

Statements of Equity for the Six Months Ended December 31, 2016 and 2015 (Unaudited) (in thousands)

	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Total Equity

BALANCE - July 1, 2016	$(7)	$12,978	$12,971

Net income	—	292	292

Other comprehensive loss	(316)	—	(316)

BALANCE - December 31, 2016	$(323)	$13,270	$12,947

	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Total Equity

BALANCE - July 1, 2015	$(496)	$11,952	$11,456

Net income	—	361	361

Other comprehensive income	101	—	101

BALANCE - December 31, 2015	$(395)	$12,313	$11,918

See Notes to Unaudited Financial Statements

Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015 (Unaudited) (in thousands)

	For the Six Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net Income	$292	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	91
Impairment of real estate owned, net	5	68
Amortization (accretion) of deferred loan fees	3	(1)
Net amortization of securities premiums and discounts	210	154
Loss (gain) on sale of real estate owned	12	(4)
Gain on sale of available-for-sale securities	(11)	(9)
Provision for loan losses	135	(44)
(Benefit) Expense for deferred income taxes	(327)	82
Amortization of deferred gain on sale-leaseback transaction	(8)	(8)
Increase in the cash surrender value of bank owned life insurance	(57)	(57)
Loans held for sale:
Originations, net of prepayments	(90,831)	(73,026)
Proceeds from sales	112,336	78,208
Gain on sale of loan	(3,705)	(2,129)
Change in fair value of loans held for sale	695	49
Decrease (increase) in:
Accrued interest receivable	2	8
Prepaid federal income taxes	78	67
Mortgage banking derivatives	1,123	110
Prepaid and other assets	(1,039)	(218)
Other liabilities	(512)	13

Net Cash provided by Operating Activities	18,497	3,715

Cash Flows from Investing Activities
Net increase in loans receivable	(2,465)	(7,850)
Activity in available-for-sale securities:
Proceeds from sales	2,054	5,891
Maturities and repayments	2,101	3,353
Purchases	(5,200)	(4,298)
Activity in held-to-maturity securities:
Maturities and repayments	—	200
Purchases	—	(510)
Redemption (purchase) of restricted investment in bank stock	450	(90)
Proceeds from sale of real estate owned	98	61
Purchases of premises and equipment	(178)	(80)

Net Cash (used in) Investing Activities	(3,141)	(3,323)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	71,317	(1,291)
Net decrease in advances from borrowers for taxes and insurance	(480)	(172)
Net decrease in securities sold under agreements to repurchase	(2,176)	(1,871)
Proceeds from Federal Home Loan Bank	19,000	4,000
Repayment of Federal Home Loan Bank	(30,000)	(1,000)

Net Cash provided by (used in) Financing Activities	57,662	(334)

Net Increase in Cash and Cash Equivalents	73,018	58

Cash and Cash Equivalents - Beginning of Period	$15,427	$15,596

Cash and Cash Equivalents - End of Period	$88,445	$15,654

Supplementary Disclosure of Cash Flow Information
Cash payments for interest	$413	$381

Cash payments for income taxes	—	—

Supplementary Schedule of Noncash Investing Activities
Transfer from loans to real estate owned	$65	$—

See Notes to Unaudited Financial Statements

Notes to Unaudited Financial Statements

1. Organization, Basis of Presentation and Recent Accounting Pronouncements

Organization

HV Bancorp, Inc., a Pennsylvania Corporation (the “Company”) is the proposed holding company of Huntingdon Valley Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. As of December 31, 2016, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Therefore, financial and other information of the Bank is included in this Quarterly Report. See footnote 6 “Adoption of Plan of Conversion”.

The Bank is a Pennsylvania savings bank, organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of June 30, 2016 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or any other period.

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

Recent Accounting Pronouncements

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth entities as further described below) for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Bank is currently evaluating the impact of adoption of the new standard on the financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

The Update is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth companies as further described below for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Bank is currently evaluating the impact of adoption of the new standard on the financial statements.

HV Bancorp Inc. qualifies under the Jumpstart Our Business Startups Act (the “JOBS Act”) as an emerging growth company. As an emerging growth company, HV Bancorp has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements until such pronouncements are made applicable to private companies.

2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Governmental securities	$3,416	$5	$(46)	$3,375
Corporate notes	9,924	23	(125)	9,822
Collateralized mortgage obligations - agency residential	8,905	5	(255)	8,655
Mortgage-backed securities - agency residential	5,266	4	(130)	5,140
Municipal securities	3,521	—	(33)	3,488
Bank CDs	3,244	9	(6)	3,247

	$34,276	$46	$(595)	$33,727

Investment securities held-to-maturity was comprised of the following:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$5,688	$94	$(1)	$5,781

	$5,688	$94	$(1)	$5,781

Investment securities available-for-sale was comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Governmental securities	$1,493	$28	$—	$1,521
Corporate notes	8,423	40	(136)	8,327
Collateralized mortgage obligations - agency residential	9,879	45	(93)	9,831
Mortgage-backed securities - agency residential	6,980	44	(15)	7,009
Municipal securities	3,524	42	—	3,566
Bank CDs	2,994	41	(8)	3,027

	$33,293	$240	$(252)	$33,281

Investment securities held-to-maturity was comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$5,825	$117	$(1)	$5,941

	$5,825	$117	$(1)	$5,941

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2016 were as follows:

	December 31, 2016
	Available- for- Sale		Held- to- Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,000	$997	$1,188	$1,191
Due from more than one to five years	11,201	11,164	2,858	2,876
Due from more than five to ten years	4,563	4,474	1,642	1,714
Due after ten years	17,512	17,092	—	—

	$34,276	$33,727	$5,688	$5,781

Securities with a fair value of $6.5 million and $3.3 million at December 31, 2016 and June 30, 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the six months ended December 31, 2016 were $2.1 million. Gross realized gains on such sales were approximately $11,000 and gross realized losses on such sales were $0.

Proceeds from the sale of available-for-sale securities for the six months ended December 31, 2015 were $5.9 million. Gross realized gains on such sales were $10,000 and gross realized losses on such sales were $1,000.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of December 31, 2016 and June 30, 2016:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Governmental securities	$2,072	$(19)	$683	$(27)	$2,755	$(46)
Corporate notes	3,073	(27)	4,462	(98)	7,535	(125)
Collateralized mortgage obligations	943	(15)	7,141	(240)	8,084	(255)
Mortgage-backed securities	2,493	(52)	2,190	(78)	4,683	(130)
Municipal securities	353	(3)	3,135	(30)	3,488	(33)
Bank CDs	244	(1)	245	(5)	489	(6)

	$9,178	$(117)	$17,856	$(478)	$27,034	$(595)

Held–to-maturity:
Municipal securities	$139	$—	$504	$(1)	$643	$(1)

	$139	$—	$504	$(1)	$643	$(1)

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	1,000	(13)	3,677	(123)	4,677	(136)
Collateralized mortgage obligations	—	—	5,792	(93)	5,792	(93)
Mortgage-backed securities	—	—	1,885	(15)	1,885	(15)
Municipal securities	—	—	—	—	—	—
Bank CDs	249	(1)	493	(7)	742	(8)

	$1,249	$(14)	$11,847	$(238)	$13,096	$(252)

Held-to-maturity:
Municipal securities	$506	$(1)	$—	$—	$506	$(1)

	$506	$(1)	$—	$—	$506	$(1)

At December 31, 2016 and June 30, 2016, the investment portfolio included eight and five U.S. Government securities, respectively, with total market values of $3.4 million and $1.5 million, respectively. Of these securities, five and zero were in an unrealized loss position as of December 31, 2016 and June 30, 2016, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of December 31, 2016 and June 30, 2016, management found no evidence of Other Than Temporary Impairment (“OTTI”) on any of the U.S. Governmental securities held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At December 31, 2016 and June 30, 2016, the investment portfolio included nineteen and sixteen corporate notes with total market values of $9.8 million and $8.3 million, respectively. Of these securities, fifteen and nine were in an unrealized loss position as of December 31, 2016 and June 30, 2016, respectively. At the time of purchase and as of December 31, 2016 and June 30, 2016, these bonds continue to maintain investment grade ratings. As of December 31, 2016 and June 30, 2016, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At December 31, 2016 and June 30, 2016, the investment portfolio included thirty-one and thirty-two collateralized mortgage obligations (“CMOs”) with total market values of $8.7 million and $9.8 million at December 31, 2016 and June 30, 2016, respectively. Of these securities, twenty-nine and nineteen were in an unrealized loss position as of December 31, 2016 and June 30, 2016, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2016 and June 30, 2016, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At December 31, 2016 and June 30, 2016, the investment portfolio included sixteen and nineteen mortgage backed securities (“MBS”) with a total market value of $5.1 million and $7.0 million, respectively. Of these securities, twelve and four were in an unrealized loss position as of December 31, 2016 and June 30, 2016, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2016 and June 30, 2016, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

At December 31, 2016 and June 30, 2016, the investment portfolio included twenty-four municipal securities with a total market value of $9.3 million and $9.5 million, respectively. Of these securities, twelve and one were in an unrealized loss position as of December 31, 2016 and June 30, 2016, respectively. The Bank’s municipal portfolio issuers are located in Pennsylvania and were purchased and, as of December 31, 2016 and June 30, 2016, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of December 31, 2016 and June 30, 2016, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio and the Bank has no intention to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2016	June 30, 2016

Residential:
One-to-four family	$74,263	$71,980
Home equity and HELOCs	5,746	6,448
Commercial:
Commercial real estate	12,555	11,620
Commercial business	427	558
Construction	3,091	3,179
Consumer	18	10

	96,100	93,795

Less:
Unearned discounts, origination and commitment fees and costs	239	142
Allowance for loan losses	(626)	(487)

	$95,713	$93,450

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the statements of financial condition. Overdrafts were $16,000 and $10,000 at December 31, 2016 and June 30, 2016, respectively.

The following tables summarizes the activity in the allowance for loan losses by loan class for the three months ended December 31, 2016 and for the three months ended December 31, 2015 and information in regards to the recorded investment in loans receivable as of December 31, 2016 and June 30, 2016:

	For the Three Months Ended December 31, 2016
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision/ (Credit)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment

Residential:
One-to-four family	$360	$—	$2	$—	$362	$—	$362
Home equity and HELOCs	114	—	—	—	114	96	18
Commercial:
Commercial real estate	118	—	—	—	118	30	88
Commercial business	20	—	—	—	20	15	5
Construction	1	—	—	—	1	—	1
Consumer	—	(2)	1	1	—	—	—
Unallocated reserve	—	—	—	11	11	—	11

	$613	$(2)	$3	$12	$626	$141	$485

	For the Three Months Ended December 31, 2015
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Residential:
One-to-four family	$219	$—	$—	$—	$219
Home equity and HELOCs	19	—	—	—	19
Commercial:
Commercial real estate	203	—	—	—	203
Commercial business	26	—	—	—	26
Construction	—	—	—	—	—
Consumer	—	(1)	—	3	2
Unallocated reserve	—	—	—	—	—

	$467	$(1)	$—	$3	$469

The following tables summarizes the activity in the allowance for loan losses by loan class for the six months ended December 31, 2016 and December 31, 2015 and information in regards to the recorded investment in loans receivable as of December 31, 2016 and June 30, 2016:

	For the Six Months Ended December 31, 2016
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision/ (Credit)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment

Residential:
One-to-four family	$314	$—	$5	$43	$362	$—	$362
Home equity and HELOCs	18	—	—	96	114	96	18
Commercial:
Commercial real estate	131	—	—	(13)	118	30	88
Commercial business	23	—	—	(3)	20	15	5
Construction	1	—	—	—	1	—	1
Consumer	—	(2)	1	1	—	—	—
Unallocated reserve	—	—	—	11	11	—	11

	$487	$(2)	$6	$135	$626	$141	$485

	For the Six Months Ended December 31, 2015
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit)/ Provisions	Ending Balance

Residential:
One-to-four family	$219	$—	$—	$—	$219
Home equity and HELOCs	19	—	—	—	19
Commercial:
Commercial real estate	230	—	—	(27)	203
Commercial business	45	—	—	(19)	26
Construction	—	—	—	—	—
Consumer	—	(1)	—	3	2
Unallocated reserve	1	—	—	(1)	—

	$514	$(1)	$—	$(44)	$469

	December 31, 2016
	Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment

Residential:
One-to-four family	$74,263	$989	$73,274
Home equity and HELOCs	5,746	230	5,516
Commercial:
Commercial real estate	12,555	749	11,806
Commercial business	427	183	244
Construction	3,091	—	3,091
Consumer	18	—	18

	$96,100	$2,151	$93,949

	June 30, 2016
	Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment

Residential:
One-to-four family	$71,980	$818	$71,162
Home equity and HELOCs	6,448	227	6,221
Commercial:
Commercial real estate	11,620	760	10,860
Commercial business	558	193	365
Construction	3,179	—	3,179
Consumer	10	—	10

	$93,795	$1,998	$91,797

The following table summarizes the Allowance for Loan Losses by loan portfolio class as of June 30, 2016:

	June 30, 2016
	Allowance for Loan Losses
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment

Residential:
One-to-four family	$314	$—	$314
Home equity and HELOCs	18	—	18
Commercial:
Commercial real estate	131	39	92
Commercial business	23	19	4
Construction	1	—	1
Consumer	—	—	—

	$487	$58	$429

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2016 and June 30, 2016:

	December 31, 2016			June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded
Residential:
One-to-four family	$989	$989	$—	$818	$818	$—
Home equity and HELOCs	110	110	—	227	227	—
Commercial:
Commercial real estate	550	550	—	557	600	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,649	$1,649	$—	$1,602	$1,645	$—

With an allowance recorded
Residential:
One-to-four family	$—	$—	$—	$—	$—	$—
Home equity and HELOCs	120	120	96	—	—	—
Commercial:
Commercial real estate	199	199	30	203	203	39
Commercial business	183	183	15	193	193	19
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$502	$502	$141	$396	$396	$58

Total:
Residential:
One-to-four family	$989	$989	$—	$818	$818	$—
Home equity and HELOCs	230	230	96	227	227	—
Commercial:
Commercial real estate	749	749	30	760	803	39
Commercial business	183	183	15	193	193	19
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$2,151	$2,151	$141	$1,998	$2,041	$58

The following table presents additional information regarding the Bank’s impaired loans for the three months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,
	2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential:
One-to-four family	$924	$1	$1,166	$—
Home equity and HELOCs	147	—	178	—
Commercial:
Commercial real estate	552	8	579	9
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,623	$9	$1,923	$9

With an allowance recorded:
Residential:
One-to-four family	$—	$—	$—	$—
Home equity and HELOCs	120	—	—	—
Commercial:
Commercial real estate	200	4	225	1
Commercial business	185	3	204	3
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$505	$7	$429	$4

Total:
Residential:
One-to-four family	$924	$1	$1,166	$—
Home equity and HELOCs	267	—	178	—
Commercial:
Commercial real estate	752	12	804	10
Commercial business	185	3	204	3
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$2,128	$16	$2,352	$13

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $23,000 and $27,000 for the three months ended December 31, 2016 and 2015, respectively.

The following table presents additional information regarding the Bank’s impaired loans for the six months ended December 31, 2016 and December 31, 2015:

	Six Months Ended December 31,
	2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential:
One-to-four family	$854	$3	$979	$1
Home equity and HELOCs	106	—	178	—
Commercial:
Commercial real estate	553	16	553	18
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,513	$19	$1,710	$19

With an allowance recorded:
Residential:
One-to-four family	$—	$—	$—	$—
Home equity and HELOCs	121	—	—	—
Commercial:
Commercial real estate	200	8	226	2
Commercial business	188	6	206	6
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$509	$14	$432	$8

Total:
Residential:
One-to-four family	$854	$3	$979	$1
Home equity and HELOCs	227	—	178	—
Commercial:
Commercial real estate	753	24	779	20
Commercial business	188	6	206	6
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$2,022	$33	$2,142	$27

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $35,000 and $44,000 for the six months ended December 31, 2016 and 2015, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2016 and June 30, 2016:

(Dollars in thousands)	December 31, 2016	June 30, 2016

Residential:
One-to-four family	$801	$818
Home equity and HELOCs	230	227
Commercial:
Commercial real estate	100	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

	$1,131	$1,145

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of December 31, 2016 and June 30, 2016:

	December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential:
One-to-four family	$72,988	$—	$1,275	$—	$74,263
Home equity and HELOCs	5,516	—	230	—	5,746
Commercial:
Commercial real estate	11,621	574	360	—	12,555
Commercial business	244	—	183	—	427
Construction	3,091	—	—	—	3,091
Consumer	18	—	—	—	18

	$93,478	$574	$2,048	$—	$96,100

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential:
One-to-four family	$70,874	$—	$1,106	$—	$71,980
Home equity and HELOCs	6,221	—	227	—	6,448
Commercial:
Commercial real estate	10,860	395	365	—	11,620
Commercial business	162	203	193	—	558
Construction	3,179	—	—	—	3,179
Consumer	10	—	—	—	10

	$91,306	$598	$1,891	$—	$93,795

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2016 and June 30, 2016:

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable >90 Days and Accruing

Residential:
One-to-four family	$405	$109	$546	$1,060	$73,203	$74,263	$—
Home equity and HELOCs	89	—	230	319	5,427	5,746	—
Commercial:
Commercial real estate	—	—	100	100	12,455	12,555	—
Commercial business	—	—	—	—	427	427	—
Construction	—	—	—	—	3,091	3,091	—
Consumer	—	—	—	—	18	18	—

	$494	$109	$876	$1,479	$94,621	$96,100	$—

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable >90 Days and Accruing

Residential:
One-to-four family	$470	$317	$659	$1,446	$70,534	$71,980	$—
Home equity and HELOCs	94	79	227	400	6,048	6,448	—
Commercial:
Commercial real estate	—	—	100	100	11,520	11,620	—
Commercial business	—	—	—	—	558	558	—
Construction	—	—	—	—	3,179	3,179	—
Consumer	—	—	—	—	10	10	—

	$564	$396	$986	$1,946	$91,849	$93,795	$—

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

As of December 31, 2016 and June 30, 2016, the Bank had two loans identified as TDRs totaling $344,000 and $357,000, respectively. At December 31, 2016 and June 30, 2016, all of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the six month period ended December 31, 2016. No additional loan commitments were outstanding to these borrowers at December 31, 2016 and June 30, 2016.

The following table details the Bank’s TDRs that are on accrual status and non-accrual status at December 31, 2016:

	As of December 31, 2016
(Dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs

Commercial real estate	2	$344	$—	$344

Total	2	$344	$—	$344

The following table details the Bank’s TDRs that are on accrual status and non-accrual status at June 30, 2016:

	As of June 30, 2016
(Dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs

Commercial real estate	2	$357	$—	$357

Total	2	$357	$—	$357

The carrying amount of residential mortgage loans in the process of foreclosure was $655,000 and $886,000 at December 31, 2016 and June 30, 2016, respectively.

4. Derivatives and Risk Management Activities

The Bank did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of and for the six months ended December 31, 2016 and for the year ended June 30, 2016. The following table summarizes the amounts recorded in the Bank’s statements of financial condition for derivatives not designated as hedging instruments as of December 31, 2016 and June 30, 2016 (in thousands):

December 31, 2016
Asset Derivatives
	Balance sheet Presentation	Fair Value	Notional Amount

Interest Rate Lock Commitments	Mortgage banking derivatives	$315	$10,847

Mandatory sale commitments:

Related to interest rate and price risk for Loans held for sale	Mortgage banking derivatives	36	799

To Be Announced securities	Mortgage banking derivatives	18	1,500

Liability Derivatives
	Balance sheet Presentation	Fair Value	Notional Amount

Interest Rate Lock Commitments	Other liabilities	$4	$769

Mandatory sale commitments:

Related to interest rate and price risk for Loans held for sale	Other liabilities	4	1,549

To Be Announced securities	Other liabilities	37	5,250

June 30, 2016
Asset Derivatives
	Balance sheet Presentation	Fair Value	Notional Amount

Interest Rate Lock Commitments	Mortgage banking derivatives	$1,084	$30,006

Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	Mortgage banking derivatives	408	7,046

To Be Announced securities	Mortgage banking derivatives	—	—
Liability Derivatives
	Balance sheet Presentation	Fair Value	Notional Amount

Interest Rate Lock Commitments	Other liabilities	$32	$4,572

Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	Other liabilities	48	5,544

To Be Announced securities	Other liabilities	166	22,000

The following tables summarize the amounts recorded in the Bank’s statements of income for derivative instruments not designated as hedging instruments for the six and three months ended December 31, 2016 and 2015 (in thousands):

		Gain/(Loss)
	Statement of Income Presentation	Six Months Ended
		December 31, 2016	December 31, 2015

Interest Rate Lock Commitments	(Loss) from hedging Instruments	$(269)	$(332)
Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	(Loss) from hedging instruments	(928)	(234)

To Be Announced securities	Gain (Loss) from hedging Instruments	258	(205)

	Total (Loss) from hedging instruments	$(939)	$(107)

		Gain/(Loss)
	Statement of Income Presentation	Three Months Ended
		December 31, 2016	December 31, 2015

Interest Rate Lock Commitments	(Loss) gain from hedging Instruments	$(486)	$56
Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	(Loss) gain from hedging instruments	(583)	9

To Be Announced securities	Gain (loss) from hedging Instruments	509	(63)

	Total (loss) gain from hedging instruments	$(560)	$2

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

Level 1 - Valuation is based unadjusted on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

The incorporation of counterparty credit risk did not have significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2016 or June 30, 2016.

Assets measured at fair value on a recurring basis at December 31, 2016 and June 30, 2016 are summarized below:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Investment securities available-for-sale:
U.S. governmental securities	$—	$3,375	$—	$3,375
Corporate notes	—	9,822	—	9,822
Collateralized mortgage obligations - agency residential	—	8,655	—	8,655
Mortgage-backed securities - agency residential	—	5,140	—	5,140
Municipal securities	—	3,488	—	3,488
Bank CDs	—	3,247	—	3,247
Loans Held for Sale	—	6,181	—	6,181
Price risk for Loans Held for Sale	—	36	—	36
To Be Announced Securities	—	18	—	18
Interest rate lock commitments	—	315	—	315

	$—	$40,277	$—	$40,277

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Investment securities available- for- sale:
U.S. governmental securities	$—	$1,521	$—	$1,521
Corporate notes	—	8,327	—	8,327
Collateralized mortgage obligations - agency residential	—	9,831	—	9,831
Mortgage-backed securities - agency residential	—	7,009	—	7,009
Municipal securities	—	3,566	—	3,566
Bank CDs	—	3,027	—	3,027
Loans Held for Sale	—	24,676	—	24,676
Price risk for Loans Held for Sale	—	408	—	408
Interest rate lock commitments	—	1,084	—	1,084

	$—	$59,449	$—	$59,449

Liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below.

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Price risk for Loans Held for Sale	$—	$4	$—	$4
To Be Announced securities	—	37	—	37
Interest rate lock commitments	—	4	—	4

	$—	$45	$—	$45

Liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized below.

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Price risk for Loans Held for Sale	$—	$48	$—	$48
To Be Announced securities	—	166	—	166
Interest rate lock commitments	—	32	—	32

	$—	$246	$—	$246

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Impaired loans	$—	$—	$361	$361
Real estate owned			65	65

	$—	$—	$426	$426

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Impaired loans	$—	$—	$338	$338
Real estate owned	—	—	115	115

	$—	$—	$453	$453

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value:

	Balances as of December 31, 2016
	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$361	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3 (11.7	% %)

Other real estate owned	$65	Appraisal of collateral (1)	Liquidation expenses	7.0% to 7.0 (7.0	% %)

	Balances as of June 30, 2016
	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$338	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3 (11.2	% %)

Other real estate owned	$115	Appraisal of collateral (1)	Liquidation expenses	7.0% to 8.0 (7.5	% %)

(1)	Appraisals may be discounted for qualitative factors such as age of appraisal, interior condition of the property, and liquidation expenses. Fair value may also be based on negotiated settlements with the borrowers.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value, at December 31, 2016 and June 30, 2016 are as follows:

			Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Cash and cash equivalents	$88,445	$88,445	$88,445	$—	$—
Investment securities available-for-sale	33,727	33,727	—	33,727	—
Investment securities held-to-maturity	5,688	5,781	—	5,781	—
Loans held for sale at fair value	6,181	6,181	—	6,181	—
Loans receivable, net	95,713	92,985	—	—	92,985
Restricted investment in bank stock	658	658	—	—	658
Accrued interest receivable	525	525	—	525	—
Price risk for Loans Held for Sale	36	36	—	36	—
To Be Announced Securities	18	18	—	18	—
Interest rate lock commitments	315	315	—	315	—

Liabilities:
Deposits	$213,088	201,283	—	201,283	—
Advances from the FHLB	9,000	8,969	—	8,969	—
Securities sold under agreements to repurchase	1,753	1,753	—	1,753	—
Price risk for Loans Held for Sale	4	4	—	4	—
To Be Announced securities	37	37	—	37	—
Interest rate lock commitments	4	4	—	4	—
Accrued Interest Payable	15	15	—	15	—

Off-balance sheet:
Commitments to extend credit	$—	$—	$—	$—	$—

			Fair Value Measurements at June 30, 2016
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Cash and cash equivalents	$15,427	$15,427	$15,427	$—	$—
Investment securities available-for-sale	33,281	33,281	—	33,281	—
Investment securities held-to-maturity	5,825	5,941	—	5,941	—
Loans held for sale at fair value	24,676	24,676	—	24,676	—
Loans receivable, net	93,450	93,907	—	—	93,907
Restricted investment in bank stock	1,108	1,108	—	—	1,108
Accrued interest receivable	527	527	—	527	—
Price risk for Loans Held for Sale	408	408	—	408
Interest rate lock commitments	1,084	1,084	—	1,084	—

Liabilities:
Deposits	$141,771	$138,711	$—	$138,711	$—
Advances from the FHLB	20,000	20,040	—	20,040	—
Securities sold under agreements to repurchase	3,929	3,929	—	3,929	—
Price risk for Loans Held for Sale	48	48	—	48	—
To Be Announced securities	167	167	—	167	—
Interest rate lock commitments	32	32	—	32	—
Accrued Interest Payable	19	19		19

Off-balance sheet:

Commitments to extend credit	$—	$—	$—	$—	$—

The following information should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only provided for a limited portion of the Bank’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bank’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the six months ended December 31, 2016 and for the year ended June 30, 2016.

The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at December 31, 2016 and June 30, 2016:

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

Loans Held for Sale at Fair Value

The Bank adopted the fair value option for its loan held for sale portfolio in order to more accurately reflect the economic value of the mortgages held for sale on the Statements of Financial Condition. All mortgage loans held for sale are carried at fair value. Interest income on loans held for sale, which totaled $275,000 and $196,000 for the six months ended December 31, 2016 and 2015, respectively, and $113,000 and $84,000 for the three months ended December 31, 2016 and 2015, respectively, are included in Interest and fees on loans in the Statements of Income.

Changes in fair value of loans held for sale are reported in non-interest income in the statements of income and amounted to $(695,000) and $(49,000) for the six months ended December 31, 2016 and 2015, respectively, and $(778,000) and $102,000 for the three months ended December 31, 2016 and 2015, respectively.

The Bank’s mortgage loans are generally classified within Level 2 of the valuation hierarchy.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Bank is contractually entitled to receive at maturity as of December 31, 2016 and June 30, 2016 (in thousands):

Loans held for sale	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance

December 31, 2016	$6,181	$6,048	$133
June 30, 2016	$24,676	$23,848	$828

The Bank did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2016.

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

6. Adoption of Plan of Conversion

On July 20, 2016, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion whereby the Bank will convert from the mutual form of ownership to a stock form of ownership. HV Bancorp (the “Company”) will become the stock holding company of the Bank and will offer for sale shares of common stock to certain depositors and certain borrowers of the Bank and potentially others in a subscription and community offering.

The Plan of Conversion was approved by the FDIC, the Pennsylvania Department of Banking and Securities and by a majority of the votes eligible to be cast either in person or by proxy by members of the Bank at a special meeting held January 4, 2017.

On January 11, 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. A total of 2,182,125 shares of common stock were sold to depositors at $10.00 per share through which the Company received gross offering proceeds of approximately $21.8 million. Shares of the Company began trading on the Nasdaq Capital Market on January 12, 2017.

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

Critical Accounting Policies

The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Financial Statements as of December 31, 2016 and have remained unchanged from the disclosures presented in our Registration Statement on Form S-1 (file number 333-213537).

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016 and June 30, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The complete list of Critical Accounting Policies are described in the Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016.

Comparison of Statements of Financial Condition at December 31, 2016 and at June 30, 2016

Total Assets

Total assets increased $57.1 million, or 31.4%, to $239.1 million at December 31, 2016 from $182.0 million at June 30, 2016. The increase was primarily the result of increases of $73.0 million in cash and cash equivalents primarily as a result of receiving subscriptions of approximately $57.5 million related to the conversion of the Bank from the mutual to the stock form of organization which was completed January 11, 2017.

Cash and cash equivalents

Cash and cash equivalents increased $73.0 million, or 473.3%, to $88.4 million at December 31, 2016 from $15.4 million at June 30, 2016, primarily as a result of subscriptions received by the Bank relating to the mutual to stock conversion of the Bank, as previously discussed.

Investment Securities

Investment securities increased by $309,000, or 0.8%, to $39.4 million at December 31, 2016 from $39.1 million at June 30, 2016. The increase was primarily due to purchases of $5.2 million in new securities, partially offset by sales and principal repayments of $4.2 million. At December 31, 2016, our held-to-maturity portion of the securities portfolio, at amortized cost, was $5.7 million, and our available-for-sale portion of the securities portfolio, at fair value, was $33.7 million.

Net Loans

Net loans increased $2.2 million, or 2.4%, to $95.7 million at December 31, 2016 from $93.5 million at June 30, 2016. One- to four-family residential real estate loans increased $2.3 million, or 3.2%, to $74.3 million at December 31, 2016 from $72.0 million at June 30, 2016 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans increased by $900,000 from $11.6 million at June 30, 2016 to $12.5 million at December 31, 2016 as a result of increased demand. Construction loans decreased $200,000 to $3.0 million at December 31, 2016 from $3.2 million at June 30, 2016 primarily as a result of a payoff of one loan. Home equity loans decreased $800,000 to $5.7 million at December 31, 2016 from $6.5 million at June 30, 2016 primarily as a result of borrower refinancing.

Loans Held For Sale

Loans held for sale decreased $18.5 million, or 75.0%, to $6.2 million at December 31, 2016 from $24.7 million at June 30, 2016 as the pipeline of one- to four-family residential real estate loans decreased during the six months ended December 31, 2016 due to increases in interest rates and lowered demand for loans due to seasonality.

Deposits

Deposits increased $71.3 million, or 50.3%, to $213.1 million at December 31, 2016 from $141.8 million at June 30, 2016. Our core deposits (consisting of NOW, money market, pass book and statement and checking accounts) increased by $74.0 million, or 71.0%, to $178.3 million at December 31, 2016 from $104.3 million at June 30, 2016, primarily as a result of subscriptions received by the Bank related to the mutual to stock conversion of the Bank. Certificates of deposit decreased $2.7 million, or 7.1%, to $34.8 million at December 31, 2016 from $37.5 million at June 30, 2016. The decrease in certificates of deposit resulted primarily from a $2.0 million reduction in deposits held by credit unions and banks through deposit listing services.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $11.0 million from $20.0 million at June 30, 2016 to $9.0 million at December 31, 2016. The reduction was primarily due to the decrease in loan funding requirements, as loans held for sale decreased $18.5 million from $24.7 million at June 30, 2016 to $6.2 million at December 31, 2016.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased $2.2 million, or 55.4%, to $1.8 million at December 31, 2016 from $3.9 million at June 30, 2016 as a result of a reduction in the underlying deposit balances, which are primarily held by title companies.

Total Equity

Total equity decreased $24,000 to $13.0 million at December 31, 2016 as a result of a decrease of $316,000 in accumulated other comprehensive income for the six months ended December 31, 2016, partially offset by net income of $292,000 for the six months ended December 31, 2016.

Comparison of Statements of Income for the Three Months Ended December 31, 2016 and 2015

General

Net income decreased $79,000, or 67.0%, to $39,000 for the three months ended December 31, 2016 from $118,000 for the three months ended December 31, 2015. The decrease in net income was primarily due to a reduction in fair value of loans held-for-sale of $880,000, and increased losses from hedging instruments of $562,000, which was partially offset by an increase of $1.2 million in gain on sales of loans.

Interest Income

Total interest income increased $43,000 or 3.3%, to $1.3 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase was primarily the result of a $38,000 increase in interest and fees on loans, a $31,000 increase in interest on interest-earning deposits and a $28,000 increase in interest and dividends on investments, partially offset by a $54,000 decrease in interest on mortgage-backed securities and collateralized mortgage obligations. The average balance of our interest-earning assets increased by $30.4 million to $183.7 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 primarily due to growth in residential loan originations as our mortgage loans held for sale increased from an average balance of $7.6 million for the three months ended December 31, 2015 to $16.1 million for the three months ended December 31, 2016. This increase was partially offset by a decrease in the average yield on our interest-earning assets which decreased 47 basis points to 2.93% for the three months ended December 31, 2016 as compared to 3.40% for the three months ended December 31, 2015 as a result of a lower average yield on loans held for sale.

Interest and fees on loans increased $38,000, or 3.5%, to $1.1 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This increase resulted from a $12.0 million increase in the average balance of loans to $111.7 million for the three months ended December 31, 2016 from $99.7 million for the three months ended December 31, 2015, due to our focus on increasing our portfolio of adjustable-rate jumbo one- to four-family residential mortgages. However, the increase in interest and fees on loans was partially offset by a 33 basis points decrease in the average yield on loans to 4.06% for the three months ended December 31, 2016 from 4.39% for the three months ended December 31, 2015, due to pay-offs of higher-yielding existing loans during the current low interest rate environment and lower yields earned on new loan originations.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations decreased $26,000, or 13.9%, to $161,000 for the three months ended December 31, 2016 from $187,000 for the three months ended December 31, 2015. This decrease was primarily due to a $54,000 decrease in interest on mortgage-backed securities and collateralized mortgage obligations for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. There was a $2.9 million decrease in the average balance of investment securities to $36.9 million for the three months ended December 31, 2016 from $39.8 million for the three months ended December 31, 2015 as a result of proceeds from maturities and repayments of securities available-for-sale and $2.1 million in proceeds from securities sales during the three months ended December 31, 2016. However, the average yield on investment securities increased 9 basis points to 1.74% for the three months ended December 31, 2016 from 1.65% for the three months ended December 31, 2015, due to the current low interest rates on shorter-term securities in our portfolio, which generally bear interest at lower rates than longer-term securities.

Interest on interest-earning cash and cash equivalents increased $3,000 to $41,000 for the three months ended December 31, 2016 from $38,000 for the three months ended December 31, 2015. This increase was due to an increase in the average balance of interest-earning deposits of $21.0 million to $34.1 million for the three months ended December 31, 2016 from $13.1 million for the three months ended December 31, 2015 as a result of the subscriptions from the conversion offering received in December 2016. This increase was partially offset by a decrease in the average yield on interest-earning cash and cash equivalents of 68 basis points to 0.48% for the three months ended December 31, 2016 from 1.16% for the three months ended December 31, 2015.

Interest Expense

Total interest expense increased $18,000, or 9.68%, to $204,000 for the three months ended December 31, 2016 from $186,000 for the three months ended December 31, 2015, due to a $19,000 increase in interest on advances from the Federal Home Loan Bank, partially offset by a $1,000 decrease in interest on deposits.

Interest on deposits decreased $1,000, or 0.6%, to $163,000 for the three months ended December 31, 2016 from $164,000 for the three months ended December 31, 2015 primarily as a result of a reduction in average cost of deposits. The average cost of deposits decreased by 5 basis points to 0.45% for the three months ended December 31, 2016 from 0.50% for the three months ended December 31, 2015, due primarily to the decrease in the average cost of certificates of deposit. The average cost of certificates of deposit decreased by 2 basis points to 0.98% during the three months ended December 31, 2016 as compared to 1.00% for the three months ended December 31, 2015, reflecting downward repricing in the current low interest rate environment. This was partially offset by an increase in the average balance of interest-bearing deposits, which increased by $15.9 million to $146.3 million during the three months ended December 31, 2016 as compared to $130.4 million for the prior year period, primarily as a result of a $19.8 million increase in the average balance of our core deposit accounts, which was partially offset by a $3.9 million decrease in the average balance of our certificates of deposit. The change in the mix of deposits was due to inflows from the conversion subscriptions received in December 2016 reflected in the increase in the average balance of NOW accounts, and our decision not to compete with other banks that offer higher rates on term deposits.

Interest on advances from the Federal Home Loan Bank increased $19,000 for the three months ended December 31, 2016 from $21,000 for the three months ended December 31, 2015 as a result of an increase in the average balance of Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances increased by $11.1 million to $19.1 million during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 due to an increase in loan funding requirements. This increase was partially offset by a decrease in the average cost of Federal Home Loan Bank advances which decreased by 20 basis points to 0.84% for the three months ended December 31, 2016 from 1.04% for the three months ended December 31, 2015, due primarily to decreases in advance rates.

Net Interest Income

Net interest income increased $25,000, or 2.2%, to $1.1 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 as a result of an increase in our average net interest-earning assets which increased to $183.7 million for the three months ended December 31, 2016 from $153.3 million for the three months ended December 31, 2015, primarily as a result of an increase in average balances of cash and cash equivalents which increased $21.0 million from $13.1 million for the three months ended December 31, 2015 to $34.1 million for the three months ended December 31, 2016 due to the inflow of cash from stock conversion subscriptions during the three months ended December 31, 2016. Our net interest spread decreased 43 basis points from 2.87% for the three months ended December 31, 2015 to 2.44% for the three months ended December 31, 2016. Our net interest margin decreased by 42 basis points to 2.49% for the three months ended December 31, 2016 from 2.91% for the three months ended December 31, 2015.

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

	For the Three Months Ended December 31,
	2016			2015
	Average Balance	Interest Income Expense	Yield /Cost	Average Balance	Interest Income Expense	Yield /Cost

Interest earning assets
Loans (1)	$111,659	$1,132	4.06%	$99,723	$1,094	4.39%
Cash and cash equivalents	34,069	41	0.48%	13,094	38	1.16%
Investment securities	36,932	161	1.74%	39,824	164	1.65%
Restricted Investment in bank stock	1,078	12	4.45%	640	7	4.38%

Total interest earning assets	183,738	1,346	2.93%	153,281	1,303	3.40%

Noninterest-earning assets	9,264			7,655

Total assets	$193,002			$160,936

Interest bearing liabilities
Now accounts	$44,430	$23	0.21%	$29,673	$11	0.15%
Money market deposit accounts	24,716	19	0.31%	24,788	17	0.27%
Passbooks and statement savings accounts	34,954	26	0.30%	33,325	25	0.30%
Checking accounts	6,740	9	0.53%	3,233	13	1.61%
Certificate of deposit	35,434	86	0.98%	39,368	98	1.00%

Total deposits	$146,274	$163	0.45%	$130,387	$164	0.50%

Federal home loan bank advances	19,109	40	0.84%	8,043	21	1.04%
Securities sold under agreements to repurchase	1,925	1	0.21%	1,927	1	0.21%

Total interest-bearing liabilities	$167,308	$204	0.49%	$140,357	$186	0.53%

Noninterest-bearing liabilities
Checking	11,494			7,856
Other	1,325			989

Total liabilities	$180,127			$149,202

Equity	12,875			11,734

Total liabilities and equity	$193,002			$160,936

Net interest income		$1,142			$1,117

Interest rate spread (2)			2.44%			2.87%

Net interest-earning assets (3)	$183,738			$153,281

Net interest margin (4)			2.49%			2.91%

Average interest-earning assets to average interest-bearing liabilities	109.82%			109.21%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

For the Three Months Ended December 31, 2016 and 2015
Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-Earning Assets:

Loans	$105	$(67)	$38
Cash and cash equivalents	5	(2)	3
Investment securities	(15)	12	(3)
Restricted investment in bank stock	5	—	5

Total interest-earning assets	$100	$(57)	$43

Interest Bearing-Liabilities:

NOW accounts	$7	$5	$12
Money market deposit accounts	—	2	2
Passbook and statement savings accounts	1	—	1
Checking accounts	(11)	7	(4)
Certificates of deposits	(10)	(2)	(12)
Federal Home Loan Bank advances	22	(3)	19
Securities sold under agreements to repurchase	—	—	—

Total interest-bearing liabilities	$9	$9	$18

Change in net interest income	$91	$(66)	$25

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

Provision for loan losses increased by $9,000 to $12,000 for the three months ended December 31, 2016, from a provision of $3,000 for the three months ended December 31, 2015 as a result of an increase in required specific reserves of $3,000 and an increase in the general reserve due to an increase in loans outstanding. We recorded charge-offs of $2,000 and recoveries of $3,000 for the three months ended December 31, 2016. We recorded charge-offs of $1,000 and no recoveries for the three months ended December 31, 2015.

Non-Interest Income

Non-interest income decreased $286,000 to $878,000 for the three months ended December 31, 2016 from $1.2 million for the three months ended December 31, 2015. The decrease was primarily related to a decrease of $880,000 in the change in fair value of loans held for sale and an increase of net losses from hedging instruments of $562,000. These losses were partially offset by an increase of $1.2 million in our gain on sale of loans. Loss from hedging instruments increased $562,000 to $560,000 for the three months ended December 31, 2016 from a gain of $2,000 for the three months ended December 31, 2015 due to a higher interest rate environment and increased volume of locked loans associated with hedging. The offset to the losses incurred from the hedging instruments is realized in the increased value of the loan when it is committed to the investor in the secondary market. Gain on sales of loans, net increased $1.2 million, or 119.30%, to $2.1 million for the three months ended December 31, 2016 from $974,000 for the three months ended December 31, 2015 primarily as a result of an increase in premiums earned based on the increase in the amount of loans sold from $32.1 million for the three months ended December 31, 2015 to $62.0 million for the three months ended December 31, 2016.

Non-Interest Expense

Non-interest expense decreased $101,000, or 4.8%, to $2.0 million for the three months ended December 31, 2016 from $2.1 million for the three months ended December 31, 2015. The decrease primarily reflected a $73,000 decrease in other expenses primarily due to costs incurred with a potential merger of $54,000 incurred during the three months ended December 31, 2015 that did not recur for the same period during 2016. Real estate owned expense decreased $64,000, or 92.8%, to $5,000 for the three months ended December 31, 2016 from $69,000 for the three months ended December 31, 2015 due to reductions in other real estate owned, which was $65,000 at December 31, 2016 and $449,000 at December 31, 2015.

Income Tax (Benefit) Expense

Income tax (benefit) was $(38,000) for the three months ended December 31, 2016 as compared to income tax expense of $52,000 for the three months ended December 31, 2015. The reduction in income tax expense was primarily due to adjustments to reconcile the Bank’s final year-end tax provision to income tax returns, as filed.

Comparison of Statements of Income for the Six Months Ended December 31, 2016 and 2015

General

Net income decreased $69,000, or 19.1%, to $292,000 for the six months ended December 31, 2016 from $361,000 for the six months ended December 31, 2015. The decrease in net income was primarily due to an increase in non-interest expense of $190,000 primarily from increases in salaries and employee benefits of $110,000 and data processing related operations of $42,000 and an increase in provision for loan losses of $179,000.

Interest Income

Total interest income increased $147,000 or 5.7%, to $2.7 million for the six months ended December 31, 2016 from $2.6 million for the six months ended December 31, 2015. The increase was primarily the result of a $159,000 increase in interest and fees on loans, partially offset by a $50,000 decrease in interest on investment securities. The average balance of our interest-earning assets increased by $22.5 million to $177.5 million for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 primarily due to growth in residential loan originations as our mortgage loans held for sale increased from an average balance of $9.7 million for the six months ended December 31, 2015 to $19.1 million for the six months ended December 31, 2016. Also effecting the growth in average assets was the increase in cash and cash equivalents as a result of receiving subscriptions of approximately $57.5 million from the conversion of the Bank from a mutual to the stock form of organization. The effect of these increases in average interest earning balances were partially offset by a decrease in the average yield on our interest-earning assets which decreased 25 basis points to 3.10% for the six months ended December 31, 2016 as compared to 3.35% for the six months ended December 31, 2015 primarily as a result of a lower average yield on loans.

Interest and fees on loans increased $159,000, or 7.3%, to $2.3 million for the six months ended December 31, 2016 from $2.2 million for the six months ended December 31, 2015. This increase resulted from a $16.2 million increase in the average balance of loans to $114.5 million for the six months ended December 31, 2016 from $98.4 million for the six months ended December 31, 2015, due to our focus on increasing our portfolio of adjustable-rate jumbo one- to four-family residential mortgages. However, the increase in interest and fees on loans was partially offset by a 35 basis points decrease in the average yield on loans to 4.08% for the six months ended December 31, 2016 from 4.43% for the six months ended December 31, 2015, due to pay-offs of higher-yielding existing loans during the current low interest rate environment and lower yields earned on new loan originations.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations decreased $50,000, or 13.3%, to $326,000 for the six months ended December 31, 2016 from $376,000 for the six months ended December 31, 2015. This decrease was primarily due to a $89,000 decrease in interest on mortgage-backed securities and collateralized mortgage obligations and partially offset by an increase of $39,000 in other investments for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. The average yield on investment securities decreased 12 basis points to 1.64% for the six months ended December 31, 2016 from 1.76% for the six months ended December 31, 2015, due to the current low interest rates on shorter-term securities in our portfolio, which generally bear interest at lower rates than longer-term securities. In addition to the decrease in the average yield on investment securities, there was a $3.8 million decrease in the average balance of investment securities to $37.4 million for the six months ended December 31, 2016 from $41.2 million for the six months ended December 31, 2015 as a result of proceeds from maturities and repayments of securities available-for-sale of $2.1 million and $2.1 million in proceeds from securities sales during the six months ended December 31, 2016.

Interest on interest-earning deposits increased $38,000, or 84.4%, to $83,000 for the six months ended December 31, 2016 from $45,000 for the six months ended December 31, 2015 due to an increase in the average yield on interest-earning deposits of 7 basis points to 0.68% for the six months ended December 31, 2016 from 0.61% for the six months ended December 31, 2015. In addition to the increase in the average yield on interest-earning deposits, there was also an increase in the average balance of interest-earning deposits of $9.7 million to $24.5 million for the six months ended December 31, 2016 from $14.8 million for the six months ended December 31, 2015, primarily as the result of the previously noted conversion subscription.

Interest Expense

Total interest expense increased $42,000, or 11.2%, to $417,000 for the six months ended December 31, 2016 from $375,000 for the six months ended December 31, 2015, due primarily to a $48,000 increase in interest on advances from the Federal Home Loan Bank, partially offset by a $6,000 decrease in interest on deposits.

Interest on deposits decreased $6,000, or 1.8%, to $329,000 for the six months ended December 31, 2016 from $335,000 for the six months ended December 31, 2015 due to a decrease in the average cost of deposits, offset by an increase in the average balance of deposits. The average cost of deposits decreased by 3 basis points to 0.47% for the six months ended December 31, 2016 from 0.50% for the six months ended December 31, 2015, due primarily to the decrease in the average cost of certificates of deposit. The average cost of certificates of deposit decreased by 7 basis points to 1.03% during the six months ended December 31, 2016 as compared to 1.10% for the six months ended December 31, 2015, reflecting downward repricing in the current low interest rate environment. The average balance of interest-bearing deposits increased by $7.0 million to $139.9 million during the six months ended December 31, 2016 as compared to $132.9 million for the prior year period primarily as a result of a $10.9 million increase in the average balance of our core deposit accounts, partially offset by a $3.9 million decrease in the average balance of our certificates of deposit. The change in the mix of deposits was due to the current low interest rate environment and our decision not to compete with other banks that offer higher rates on term deposits.

Interest on advances from the Federal Home Loan Bank increased $48,000 to $86,000 for the six months ended December 31, 2016 from $38,000 for the six months ended December 31, 2015 as a result of an increase in the average balance of Federal Home Loan Bank advances, partially offset by a decrease in the average cost of Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances increased by $12.1 million to $19.6 million during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 due to an increase in loan funding requirements. This increase was partially offset by a decrease in the average cost of Federal Home Loan Bank advances which decreased by 13 basis points to 0.88% for the six months ended December 31, 2016 from 1.01% for the six months ended December 31, 2015, due primarily to decreases in advance rates.

Net Interest Income

Net interest income increased $105,000, or 4.7%, to $2.3 million for the six months ended December 31, 2016 from $2.2 million for the six months ended December 31, 2015 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $177.4 million for the six months ended December 31, 2016 from $155.0 million for the six months ended December 31, 2015. Our interest rate spread decreased by 25 basis points to

2.58% for the six months ended December 31, 2016 from 2.83% for the six months ended December 31, 2015. Our net interest margin decreased by 24 basis points to 2.63% for the six months ended December 31, 2016 from 2.87% for the six months ended December 31, 2015.

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

	For the Six Months Ended December 31,
	2016			2015
	Average Balance	Interest Income Expense	Yield /Cost	Average Balance	Interest Income Expense	Yield /Cost

Interest earning assets
Loans (1)	$114,495	$2,338	4.08%	$98,369	$2,179	4.43%
Cash and cash equivalents	24,525	83	0.68%	14,805	45	0.61%
Investment securities	37,365	306	1.64%	41,217	363	1.76%
Restricted Investment in bank stock	1,092	20	3.66%	629	13	4.13%

Total interest earning assets	177,477	2,747	3.10%	155,020	2,600	3.35%

Noninterest-earning assets	8,374			7,414

Total assets	$185,851			$162,434

Interest bearing liabilities
Now accounts	$37,304	$41	0.22%	$30,344	$22	0.15%
Money market deposit accounts	24,973	38	0.30%	25,076	34	0.27%
Passbooks and statement savings accounts	34,864	52	0.30%	33,849	52	0.31%
Checking accounts	6,169	10	0.32%	3,206	4	0.25%
Certificate of deposit	36,565	188	1.03%	40,429	223	1.10%

Total deposits	$139,875	$329	0.47%	$132,904	$335	0.50%

Federal home loan bank advances	19,554	86	0.88%	7,522	38	1.01%
Securities sold under agreements to repurchase	1,955	2	0.20%	2,031	2	0.20%

Total interest-bearing liabilities	$161,384	$417	0.52%	$142,457	$375	0.53%

Noninterest-bearing liabilities
Checking	10,371			7,522
Other	1,135			764

Total liabilities	$172,890			$150,743

Equity	12,961			11,691

Total liabilities and equity	$185,851			$162,434

Net interest income		$2,330			$2,225

Interest rate spread (2)			2.58%			2.83%

Net interest-earning assets (3)	$177,477			$155,020

Net interest margin (4)			2.63%			2.87%

Average interest-earning assets to average interest-bearing liabilities	109.97%			108.82%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

For the Six Months Ended December 31, 2016 and 2015
Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-Earning Assets:

Loans	$303	$(144)	$159
Cash and cash equivalents	33	5	38
Investment securities	(33)	(24)	(57)
Restricted investment in bank stock	8	(1)	7

Total interest-earning assets	$311	$(164)	$147

Interest Bearing-Liabilities:

NOW accounts	$3	$16	$19
Money market deposit accounts	—	4	4
Passbook and statement savings accounts	—	—	—
Checking accounts	(39)	45	6
Certificates of deposits	(23)	(12)	(35)
Federal Home Loan Bank advances	69	(21)	48
Securities sold under agreements to repurchase	—	—	—

Total interest-bearing liabilities	$10	$32	$42

Change in net interest income	$301	$(196)	$105

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

Provision for loan losses increased by $179,000 to $135,000 for the six months ended December 31, 2016, from a credit to provision of ($44,000) for the six months ended December 31, 2015. The primary factor that contributed to the increase in the provision for loan losses was a specific loan loss reserve of $96,000 on one residential owner-occupied loan. Non-performing loans decreased from $1,145,000 at June 30, 2016 to $1,131,000 as of December 31, 2016, a decrease of $14,000, or 1.2%. We recorded charge-offs of $2,000 and recoveries of $6,000 for the six months ended December 31, 2016. We recorded charge-offs of $1,000 and no recoveries for the six months ended December 31, 2015.

Non-Interest Income

Non-interest income increased $94,000 to $2.2 million for the six months ended December 31, 2016. The increase was primarily related to an increase of $1.6 million for the net gain on sale of loans, partially offset by a decrease of $646,000 in the change in fair value of loans held for sale, and an increase in losses from hedging instruments of $832,000. Gain on sale of loans, net increased $1.6 million to $3.7 million for the six months ended December 31, 2016 from $2.1 million for the six months ended December 31, 2015 primarily as a result of an increase in premiums earned based on the higher interest rate environment, partially offset by a decrease in the amount of loans sold from $78.2 million for the six months ended December 31, 2015 to $50.3 million for the six months ended December 31, 2016. Loss from hedging instruments increased by $832,000 for the six months ended December 31, 2016 due to a higher interest rate environment and increased volume of locked loans associated with hedging. The offset to the losses incurred from the hedging instruments is realized in the increased value of the loan when it is committed to the investor in the secondary market. The decrease in the change in fair value of loans held for sale was due to the decrease in principal balances in loans held for sale. The aggregate unpaid balance of loans held for sale decreased from $23.8 million at June 30, 2016 to $ 6.0 million at December 31, 2016.

Non-Interest Expense

Non-interest expense increased $190,000, or 4.9%, to $4.1 million for the six months ended December 31, 2016 from $3.9 million for the six months ended December 31, 2015. The increase primarily reflected a $110,000 increase in salaries and employee benefits and a $42,000 increase in data processing related operations. Salaries and employee benefits increased $110,000, or 5.0%, to $2.3 million for the six months ended December 31, 2016 from $2.2 million for the six months ended December 31, 2015 primarily due to additional personnel added to our loan production departments (including underwriting, processing, closing and secondary marketing) in fiscal 2016. Data processing related operations increased $42,000, or 17.3%, to $285,000 for the six months ended December 31, 2016 from $243,000 for the six months ended December 31, 2015 due to vendor incentives received during the six months ended December 31, 2015, which did not recur for the same period in 2016.

Income Tax Expense

Income tax expense was $80,000 for the six months ended December 31, 2016 as compared to income tax expense of $181,000 for the six months ended December 31, 2015. The reduction in income tax expense was primarily due to the reduction in Pennsylvania state taxable income due to the application of certain state tax deductions during the six months ended December 31, 2016, resulting in a decrease in state tax expense to $35,000 for the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The effective tax rate was 21.5% for the six months ended December 31, 2016 as compared to 33.4% for the six months ended December 31, 2015.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.2 million, or 0.50% of total assets, at December 31, 2016 and $1.3 million, or 0.69% of total assets, at June 30, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at December 31, 2016, June 30, 2016 or 2015.

	At December 31,	At June 30,
	(dollars in thousands)
	2016	2016
Non-accrual loans:
Residential:
One- to four-family	$801	$818
Home equity and HELOCs	230	227
Commercial real estate	100	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

Total non-accrual loans	$1,131	$1,145

Real estate owned	65	115

Total non-performing assets	$1,196	$1,260

Ratios:

Total non-performing loans to total loans	1.18%	1.22%

Total non-performing loans to total assets	0.47%	0.63%

Total non-performing assets to total assets	0.50%	0.69%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended December 31,		At or For the Six Months Ended December 31,
	2016	2015	2016	2015
Balance at beginning of period	$613	$467	$487	$514

Charge-offs:
Residential:
One- to four-family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	(2)	(1)	(2)	(1)

Total charge-offs	(2)	(1)	(2)	(1)

Recoveries:
Residential:
One- to four-family	2	—	5	—
Home equity and HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	1	—	1	—

Total recoveries	3	—	6	—

Net recoveries (charge-offs)	1	(1)	4	(1)
Provision (credit) for loan losses	12	3	135	44)

Balance at end of period	$626	$469	$626	$469

Ratios:

Net charge-offs to average loans outstanding	—%	—%	—%	—%

Allowance for loan losses to non-performing loans at end of period	55.35%	29.18%	55.35%	29.18%

Allowance for loan losses to total loans at end of period	0.65%	0.45%	0.65%	0.45%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales, and matured loans and securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $9.0 million outstanding with unused borrowing capacity of $69.5 million as of December 31, 2016. Additionally, at December 31, 2016, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.6 million at December 31, 2016. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank as of December 31, 2016.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2016.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $88.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $33.7 million at December 31, 2016.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $18.5 million and $3.7 million for the six months ended December 31, 2016 and December 31, 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $3.1 million and $3.4 million for the six months ended December 31, 2016 and December 31, 2015, respectively. During the six months ended December 31, 2016 and December 31, 2015, we sold $2.1 million and $5.9 million, respectively, in securities available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of decreases in deposits and advances from borrowers for taxes and insurance, was $57.7 million for the six months ended December 31, 2016 and ($334,000) for the six months ended December 31, 2015.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2016, totaled $18.2 million, or 8.5%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for December 31, 2016 and June 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2016, the Bank met all the capital adequacy requirements to which it was subject. At December 31, 2016, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2016 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)	$13,325	13.5%	$	≥7,912	≥8.0%	$	≥9,890	≥10.0%
Tier I capital (to risk-weighted assets)	12,699	12.9		≥5,934	≥6.0		≥7,912	≥8.0
Tier I capital (to average assets)	12,699	6.6		≥7,723	≥4.0		≥9,653	≥5.0
Tier I common equity (to risk-weighted assets)	12,699	12.9		≥4,451	≥4.5		≥6,429	≥6.5

As of June 30, 2016:
Total risk-based capital (to risk-weighted assets)	$13,438	12.5%	$	≥8,607	≥8.0%	$	≥10,759	≥10.0%
Tier I capital (to risk-weighted assets)	12,951	12.0		≥6,455	≥6.0		≥8,607	≥8.0
Tier I capital (to average assets)	12,951	7.6		≥6,787	≥4.0		≥8,483	≥5.0
Tier I common equity (to risk-weighted assets)	12,951	12.0		≥4,842	≥4.5		≥6,993	≥6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of December 31, 2016 and June 30, 2016, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of December 31, 2016,

the Bank is required to maintain a capital conservation buffer of 0.625%. The Bank’s conservation buffer was 5.5% as of December 31, 2016. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of December 31, 2016 to 2.50% as of December 31, 2019 and thereafter.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2016, we had outstanding commitments to originate loans of $14.4 million, unused lines of credit totaling $8.1 million and no stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $18.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At December 31, 2016, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	On September 8, 2016, HV Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Huntingdon Valley Bank and the related offering of common stock by HV Bancorp, Inc. The Registration Statement (File No. 333-213537) was declared effective by the Securities and Exchange Commission on November 10, 2016. HV Bancorp, Inc. registered 2,182,125 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $21.8 million. The stock offering commenced on November 21, 2016, and ended on January 11, 2017.

Sandler O’Neill & Partners, L.P. (“Sandler”) was engaged to assist in the marketing of the common stock and for records management services. For its services, Sandler received a fee of $311,667. Sandler was also reimbursed $130,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $21.8 million, through the sale of 2.18 million shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million, including $441,667 paid to Sandler. Net proceeds of the offering were approximately $20.4 million.

HV Bancorp, Inc. contributed approximately $10.3 million of the net proceeds of the offering to the Bank. In addition, $1.5 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $8.6 million of the net proceeds were retained by HV Bancorp, Inc. The net proceeds contributed to the Bank have been invested in cash and short term instruments. The net proceeds retained by HV Bancorp, Inc. have been deposited with the Bank.

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

HV BANCORP, INC.

Date:	February 14, 2017	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	February 14, 2017	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)