Form 10-Q
period 2017-03-31
HV Bancorp, Inc.
filed 2017-05-12
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2017, there were 2,182,125 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements - Unaudited

Consolidated Statements of Financial Condition as of March 31, 2017 and June 30, 2016 (Unaudited) (in thousands, except share data)

	At March 31, 2017	At June 30, 2016
Assets
Cash and due from banks	$37,609	$9,949
Interest-earning deposits with banks	9,943	5,478

Cash and cash equivalents	47,552	15,427

Investment securities available- for- sale, at fair value	46,533	33,281
Investment securities held- to- maturity (fair value of $9,026 at March 31, 2017 and $5,941 at June 30, 2016)	9,053	5,825
Loans held for sale, at fair value	6,050	24,676
Loans receivable, net of allowance for loan losses of (March 31, 2017 $514; June 30, 2016 $487)	98,588	93,450
Bank-owned life insurance	3,978	3,895
Restricted investment in bank stock	650	1,108
Premises and equipment, net	1,788	1,652
Accrued interest receivable	554	527
Prepaid federal income taxes	196	147
Deferred income taxes, net	398	26
Prepaid expenses	333	231
Real estate owned, net	—	115
Mortgage banking derivatives	950	1,492
Other assets	299	171

Total Assets	$216,922	$182,023

Liabilities and Shareholders’ Equity

Liabilities
Deposits	$171,802	$141,771
Advances from the Federal Home Loan Bank	9,000	20,000
Securities sold under agreements to repurchase	2,408	3,929
Advances from borrowers for taxes and insurance	1,070	1,357
Deferred gain on sale – leaseback of building	314	326
Other liabilities	1,255	1,669

Total Liabilities	185,849	169,052

Shareholders’ Equity

Preferred stock, $0.01 par value, 2,000,000 shares authorized (at March 31, 2017)	$—	$—
Common stock, $0.01 par value, 20,000,000 shares authorized; issued and outstanding 2,182,125 shares (at March 31, 2017)	22	—
Additional paid in capital	20,374	—
Retained earnings	13,368	12,978
Accumulated other comprehensive loss	(282)	(7)
Unearned ESOP Shares	(2,409)	—

Total Shareholders’ Equity	31,073	12,971

Total Liabilities and Shareholders’ Equity	$216,922	$182,023

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2017 and 2016; (Unaudited) (in thousands except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Interest Income
Interest and fee on loans	$1,114	$1,081	$3,452	$3,261
Interest and dividends on investment:
Taxable	101	44	232	141
Nontaxable	50	43	133	120
Interest on mortgage-backed securities and collateralized mortgage obligations	71	94	182	295
Interest on interest-earning deposits	155	38	238	83

Total Interest Income	1,491	1,300	4,237	3,900

Interest Expense

Interest on deposits	206	158	535	493
Interest on advances from the Federal Home Loan Bank	32	27	119	65
Interest on securities sold under agreements to repurchase	1	1	2	2

Total Interest Expense	239	186	656	560

Net Interest Income	1,252	1,114	3,581	3,340

(Credit) Provision for Loan Losses	(12)	26	123	(18)

Net Interest Income after (Credit) Provision for Loan Losses	1,264	1,088	3,458	3,358

Non-Interest Income
Fee for customer services	51	51	156	160
Increase in cash surrender value of bank owned life insurance	26	28	83	84
Gain on sale of loans	744	989	4,449	3,119
Gain on sale of available-for-sale securities	—	7	11	15
Gain(loss) from mortgage derivative instruments	469	174	(469)	68
Change in fair value of loans held-for-sale	(2)	16	(697)	(33)
Other	5	1	7	5

Total Non-Interest Income	1,293	1,266	3,540	3,418

Non-Interest Expense
Salaries and employee benefits	1,443	1,067	3,741	3,254
Occupancy	255	263	754	722
Federal deposit insurance premiums	42	39	113	119
Data processing related operations	145	135	430	377
Loss on sale of other real estate owned	—	23	12	19
Real estate owned expense	3	175	19	247
Professional fees	178	122	447	353
Other	352	321	972	933

Total Non-Interest Expense	2,418	2,145	6,488	6,024

Income before Income Taxes	139	209	510	752
Income Tax expense	41	40	120	222

Net Income	$98	$169	$390	$530

Net Income per share:
Basic	$0.05	N/A	$0.62	N/A

Diluted	$0.05	N/A	$0.62	N/A

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 2017 and 2016 (Unaudited) (in thousands)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Net Income	$98	$169	$390	$530

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale (pre-tax $61 and $408;($476) and $583, respectively)	41	260	(268)	366
Reclassification adjustment for gain included in income (pre-tax $0 and $7; $11 and $15, respectively) (1)	—	(5)	(7)	(10)

Other comprehensive income (loss)	41	255	(275)	356

Total Comprehensive Income	$139	$424	$115	$886

(1)	Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Equity for the Nine Months Ended March 31, 2017 and 2016 (Unaudited) (in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Unearned ESOP Shares	Total Equity
BALANCE - July 1, 2016	$—	$—	$12,978	$(7)	$—	$12,971

Proceeds from issuance of common stock, net of $1,426 in offering costs	22	20,374	—	—		20,396

Purchase of ESOP Shares					(2,430)	(2,430)

ESOP Shares committed to be released					21	21

Net income	—	—	390	—	—	390

Other comprehensive loss	—	—	—	(275)	—	(275)

BALANCE – March 31, 2017	$22	$20,374	$13,368	$(282)	$(2,409)	$31,073

	Common Stock (1)	Additional Paid in Capital (1)	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Unearned ESOP Shares(1)	Total Equity
BALANCE - July 1, 2015	$—	$—	$11,952	$(496)	$—	$11,456

Net income	—	—	530	—	—	530

Other comprehensive income	—	—	—	356	—	356

BALANCE – March 31, 2016	$—	$—	$12,482	$(140)	$—	$12,342

(1)	No common stock or ESOP shares were issued and outstanding during the nine months ended March 31, 2016.

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016 (Unaudited) (in thousands)

	For the Nine Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net Income	$390	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	139
Impairment of real estate owned, net	—	68
Amortization (accretion) of deferred loan fees	7	5
Net amortization of securities premiums and discounts	147	166
Loss on sale of real estate owned	12	19
Gain on sale of available-for-sale securities	(11)	(15)
Provision (credit) for loan losses	123	(18)
(Benefit) Expense for deferred income taxes	(179)	184
Amortization of deferred gain on sale-leaseback transaction	(12)	(12)
Increase in the cash surrender value of bank owned life insurance	(83)	(84)
ESOP Compensation Expense	21	—
Loans held for sale:
Originations, net of prepayments	(117,261)	(71,435)
Proceeds from sales	139,639	78,208
Gain on sale of loan	(4,449)	(3,119)
Change in fair value of loans held for sale	697	33
Decrease (increase) in:
Accrued interest receivable	(27)	27
Prepaid federal income taxes	(49)	25
Mortgage banking derivatives	447	(70)
Prepaid and other assets	(230)	39
Other liabilities	(321)	(129)

Net Cash provided by Operating Activities	19,010	4,561

Cash Flows from Investing Activities
Net increase in loans receivable	(5,333)	(7,408)
Activity in available-for-sale securities:
Proceeds from sales	2,554	5,891
Maturities and repayments	1,164	2,913
Purchases	(17,572)	(4,298)
Activity in held-to-maturity securities:
Maturities and repayments	1,887	688
Purchases	(5,115)	(2,071)
Redemption (purchase) of restricted investment in bank stock	458	(89)
Proceeds from sale of real estate owned	168	296
Purchases of premises and equipment	(285)	(106)

Net Cash (used in) Investing Activities	(22,074)	(4,184)

Cash Flows from Financing Activities
Net increase in deposits	30,031	3,859
Net decrease in advances from borrowers for taxes and insurance	(287)	(55)
Net decrease in securities sold under agreements to repurchase	(1,521)	(1,321)
Proceeds from Federal Home Loan Bank	—	4,000
Repayment of Federal Home Loan Bank	(11,000)	(1,000)
Proceeds from issuance of common stock, net	20,396	—
Purchase of shares for ESOP	(2,430)	—

Net Cash provided by Financing Activities	35,189	5,483

Net Increase in Cash and Cash Equivalents	32,125	5,860

Cash and Cash Equivalents – Beginning of Period	$15,427	$15,596

Cash and Cash Equivalents – End of Period	$47,552	$21,456

Supplementary Disclosure of Cash Flow Information
Cash payments for interest	$659	$566

Cash payments for income taxes	$415	$70

Supplementary Schedule of Noncash Investing Activities
Transfer from loans to real estate owned	$65	$—

See Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

1. Organization, Basis of Presentation and Recent Accounting Pronouncements

Organization

HV Bancorp, Inc., a Pennsylvania Corporation (the “Company”) is the holding company of Huntingdon Valley Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On January 11, 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. A total of 2,182,125 shares of common stock were sold to depositors at $10.00 per share through which the Company received gross offering proceeds of approximately $21.8 million. Offering costs from the sale of the common stock totaled $1.4 million, resulting in net proceeds of $20.4 million. Shares of the Company began trading on the Nasdaq Capital Market on January 12, 2017.

The Bank is a Pennsylvania savings bank, organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of June 30, 2016 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or any other period. All significant intercompany transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through the date of issuance of the financial statements included herein.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries following U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). While the ASU does not change the core provisions of Topic 606, it clarifies the implementation guidance on principal versus agent considerations. Namely, the ASU clarifies and offers guidance to help determine when the reporting entity is providing goods or services to a customer itself (i.e., the entity is a principal), or merely arranging for that good or service to be provided by the other party (i.e., the reporting entity is an agent). If the entity is a principal, it recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When the reporting entity is an agent, it recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist in determining whether the control criteria are met. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which will be effective for fiscal years beginning after December 31, 2017 for public entities. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This ASU clarifies certain aspects of Topic 606 guidance as follows:

•	The objective of the collectibility assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services transferred.

•	An entity can recognize revenue in the amount of consideration received when it has transferred control of the goods or services, has no additional obligation to transfer goods or services, and the consideration received is nonrefundable.

•	A reporting entity is permitted to make the accounting policy election to exclude amounts collected from customers for all sales taxes from the transaction price.

•	The measurement date is specified as being the contract inception, and variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration.

•	As a practical expedient, a reporting entity is permitted to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with Topic 606 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

•	The ASU clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments in this ASU permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.

The amendments in this ASU clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted.

The guidance in the revenue recognition ASUs listed above is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the various revenue recognition ASUs. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Company is currently evaluating its non-interest revenue sources and does not anticipate the adoption of these ASUs to have a material impact on its financial condition or results of operations.

In March 2017, the FASB issued Accounting Standards Update (ASU) 2017-08, Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization for premiums on purchased callable debt securities to the earliest call date (i.e. yield-to-earliest call amortization), rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.

The amendments apply to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates. If a security may be prepaid based on prepayments of the underlying loans, not because the issuer has exercised a date specific call option, it is excluded from the scope of the new standard. However, for instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the amendment. Further, the amendments apply to all premiums on callable debt securities, regardless of how they were generated.

The amendments require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. For all other entities, including emerging growth entities as further described below, the amendments are effective for fiscal periods beginning after December 15, 2019, and interim periods within fiscal periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the adoption of the new standard on the consolidated financial statements.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth entities as further described below) for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Company is currently evaluating the impact of adoption of the new standard on the consolidated financial statements.

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

The Update is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth companies as further described below for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of adoption of the new standard on the consolidated financial statements.

The Company qualifies under the Jumpstart Our Business Startups Act (the “JOBS Act”) as an emerging growth company. As an emerging growth company, the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements until such pronouncements are made applicable to private companies.

2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Governmental securities	$4,414	$7	$(51)	$4,370
Corporate notes	13,734	27	(117)	13,644
Collateralized mortgage obligations – agency residential	13,792	33	(260)	13,565
Mortgage-backed securities – agency residential	5,060	4	(108)	4,956
Municipal securities	3,519	1	(14)	3,506
Bank CDs	6,492	6	(6)	6,492

	$47,011	$78	$(556)	$46,533

Investment securities held-to-maturity was comprised of the following:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$9,053	$38	$(65)	$9,026

	$9,053	$38	$(65)	$9,026

Investment securities available-for-sale was comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Governmental securities	$1,493	$28	$—	$1,521
Corporate notes	8,423	40	(136)	8,327
Collateralized mortgage obligations – agency residential	9,879	45	(93)	9,831
Mortgage-backed securities – agency residential	6,980	44	(15)	7,009
Municipal securities	3,524	42	—	3,566
Bank CDs	2,994	41	(8)	3,027

	$33,293	$240	$(252)	$33,281

Investment securities held-to-maturity was comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$5,825	$117	$(1)	$5,941

	$5,825	$117	$(1)	$5,941

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2017 were as follows:

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$750	$750	$140	$140
Due from more than one to five years	15,507	15,503	2,644	2,647
Due from more than five to ten years	5,562	5,465	4,597	4,565
Due after ten years	25,192	24,815	1,672	1,674

	$47,011	$46,533	$9,053	$9,026

Securities with a fair value of $6.9 million and $3.3 million at March 31, 2017 and June 30, 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three months and nine months ended March 31, 2017 were $0.5 million and $2.6 million, respectively. There were no gains or losses for the three months ended March 31, 2017. Gross realized gains on such sales were approximately $11,000 and gross realized losses on such sales were $0 for the nine months ended March 31, 2017.

Proceeds from the sale of available-for-sale securities for the three months and nine months ended March 31, 2016 were $3.6 million and $5.9 million, respectively. Gross realized gains on such sales were $7,000 and there were no gross realized losses for the three months ended March 31, 2016. Gross realized gains on such sales were $16,000 and gross realized losses on such sales were $1,000 for the nine months ending March 31, 2016.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2017 and June 30, 2016:

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Governmental securities	$2,417	$(25)	$667	$(26)	$3,084	$(51)
Corporate notes	3,885	(31)	4,564	(86)	8,449	(117)
Collateralized mortgage obligations	4,161	(60)	5,732	(200)	9,893	(260)
Mortgage-backed securities	1,338	(23)	3,206	(85)	4,544	(108)
Municipal securities	1,927	(7)	739	(7)	2,666	(14)
Bank CDs	250	—	489	(6)	739	(6)

	$13,978	$(146)	$15,397	$(410)	$29,375	$(556)

Held–to-maturity:
Municipal securities	$3,958	$(61)	$500	$(4)	$4,458	$(65)

	$3,958	$(61)	$500	$(4)	$4,458	$(65)

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	1,000	(13)	3,677	(123)	4,677	(136)
Collateralized mortgage obligations	—	—	5,792	(93)	5,792	(93)
Mortgage-backed securities	—	—	1,885	(15)	1,885	(15)
Municipal securities	—	—	—	—	—	—
Bank CDs	249	(1)	493	(7)	742	(8)

	$1,249	$(14)	$11,847	$(238)	$13,096	$(252)

Held–to-maturity:
Municipal securities	$506	$(1)	$—	$—	$506	$(1)

	$506	$(1)	$—	$—	$506	$(1)

At March 31, 2017 and June 30, 2016, the investment portfolio included ten and five U.S. Government securities, respectively, with total market values of $4.4 million and $1.5 million, respectively. Of these securities, six and zero were in an unrealized loss position as of March 31, 2017 and June 30, 2016, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of March 31, 2017 and June 30, 2016, management found no evidence of Other Than Temporary Impairment (“OTTI”) on any of the U.S. Governmental securities held in the investment securities portfolio and the Company has no intention to sell the securities before a recovery of the cost has occurred.

At March 31, 2017 and June 30, 2016, the investment portfolio included twenty-five and sixteen corporate notes with total market values of $13.6 million and $8.3 million, respectively. Of these securities, seventeen and nine were in an unrealized loss position as of March 31, 2017 and June 30, 2016, respectively. At the time of purchase and as of March 31, 2017 and June 30, 2016, these bonds continue to maintain investment grade ratings. As of March 31, 2017 and June 30, 2016, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio and the Company has no intention to sell the securities before a recovery of the cost has occurred.

At March 31, 2017 and June 30, 2016, the investment portfolio included thirty-six and thirty-two collateralized mortgage obligations (“CMOs”) with total market values of $13.6 million and $9.8 million at March 31, 2017 and June 30, 2016, respectively. Of these securities, thirty-one and nineteen were in an unrealized loss position as of March 31, 2017 and June 30, 2016, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2017 and June 30, 2016, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio and the Company has no intention to sell the securities before a recovery of the cost has occurred.

At March 31, 2017 and June 30, 2016, the investment portfolio included sixteen and nineteen mortgage backed securities (“MBS”) with a total market value of $5.0 million and $7.0 million, respectively. Of these securities, twelve and four were in an unrealized loss position as of March 31, 2017 and June 30, 2016, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2017 and June 30, 2016, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio and the Company has no intention to sell the securities before a recovery of the cost has occurred.

At March 31, 2017 and June 30, 2016, the investment portfolio included thirty and twenty-four municipal securities with a total market value of $12.5 million and $9.5 million, respectively. Of these securities, seventeen and one were in an unrealized loss position as of March 31, 2017 and June 30, 2016, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and were purchased and, as of March 31, 2017 and June 30, 2016, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of March 31, 2017 and June 30, 2016, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio and the Company has no intention to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Residential:
One-to-four family	$75,960	$71,980
Home equity and HELOCs	5,254	6,448
Commercial:
Commercial real estate	12,326	11,620
Commercial business	2,087	558
Construction	3,204	3,179
Consumer	23	10

	98,854	93,795

Less:
Unearned discounts, origination and commitment fees and costs	248	142
Allowance for loan losses	(514)	(487)

	$98,588	$93,450

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the statements of financial condition. Overdrafts were $23,000 and $10,000 at March 31, 2017 and June 30, 2016, respectively.

The following tables summarizes the activity in the allowance for loan losses by loan class for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	Provision/ (Credit)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$362	$—	$2	$(20)	$344	$—	$344
Home equity and HELOCs	114	(125)	—	25	14	—	14
Commercial:
Commercial real estate	118	—	25	(27)	116	14	102
Commercial business	20	—	—	18	38	15	23
Construction	1	—	—	1	2	—	2
Consumer	—	(3)	1	2	—	—	—
Unallocated reserve	11	—	—	(11)	—	—	—

	$626	$(128)	$28	$(12)	$514	$29	$485

	For the Three Months Ended March 31, 2016
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	Provision/ (Credit)	Ending Balance
Residential:
One-to-four family	$219	$—	$—	$(8)	$211
Home equity and HELOCs	19	—	—	—	19
Commercial:
Commercial real estate	203	—	—	34	237
Commercial business	26	—	—	—	26
Construction	—	—	—	—	—
Consumer	2	—	—	—	2
Unallocated reserve	—	—	—	—	—

	$469	$—	$—	$26	$495

The following tables summarizes the activity in the allowance for loan losses by loan class for the nine months ended March 31, 2017 and 2016 and information in regards to the recorded investment in loans receivable as of March 31, 2017 and June 30, 2016:

	For the Nine Months Ended March 31, 2017
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	Provision/ (Credit)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$314	$—	$7	$23	$344	$—	$344
Home equity and HELOCs	18	(125)	—	121	14	—	14
Commercial:
Commercial real estate	131	—	25	(40)	116	14	102
Commercial business	23	—	—	15	38	15	23
Construction	1	—	—	1	2	—	2
Consumer	—	(5)	2	3	—	—	—
Unallocated reserve	—	—	—	—	—	—	—

	$487	$(130)	$34	$123	$514	$29	$485

	For the Nine Months Ended March 31, 2016
Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit)/ Provisions	Ending Balance
Residential:
One-to-four family	$219	$—	$—	$(8)	$211
Home equity and HELOCs	19	—	—	—	19
Commercial:
Commercial real estate	230	—	—	7	237
Commercial business	45	—	—	(19)	26
Construction	—	—	—	—	—
Consumer	—	(1)	—	3	2
Unallocated reserve	1	—	—	(1)	—

	$514	$(1)	$—	$(18)	$495

	March 31, 2017
	Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$75,960	$890	$75,070
Home equity and HELOCs	5,254	198	5,056
Commercial:
Commercial real estate	12,326	744	11,582
Commercial business	2,087	179	1,908
Construction	3,204	—	3,204
Consumer	23	—	23

	$98,854	$2,011	$96,843

	June 30, 2016
	Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$71,980	$818	$71,162
Home equity and HELOCs	6,448	227	6,221
Commercial:
Commercial real estate	11,620	760	10,860
Commercial business	558	193	365
Construction	3,179	—	3,179
Consumer	10	—	10

	$93,795	$1,998	$91,797

The following table summarizes the Allowance for Loan Losses by loan portfolio class as of June 30, 2016:

	June 30, 2016
	Allowance for Loan Losses
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$314	$—	$314
Home equity and HELOCs	18	—	18
Commercial:
Commercial real estate	131	39	92
Commercial business	23	19	4
Construction	1	—	1
Consumer	—	—	—

	$487	$58	$429

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2017 and June 30, 2016:

	March 31, 2017			June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$890	$890	$—	$818	$818	$—
Home equity and HELOCs	198	198	—	227	227	—
Commercial:
Commercial real estate	546	546	—	557	600	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,634	$1,634	$—	$1,602	$1,645	$—

With an allowance recorded
Residential:
One-to-four family	$—	$—	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	198	198	14	203	203	39
Commercial business	179	179	15	193	193	19
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$377	$377	$29	$396	$396	$58

Total:
Residential:
One-to-four family	$890	$890	$—	$818	$818	$—
Home equity and HELOCs	198	198	—	227	227	—
Commercial:
Commercial real estate	744	744	14	760	803	39
Commercial business	179	179	15	193	193	19
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$2,011	$2,011	$29	$1,998	$2,041	$58

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential:
One-to-four family	$1,082	$2	$1,491	$1
Home equity and HELOCs	253	—	232	—
Commercial:
Commercial real estate	548	8	543	8
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,883	$10	$2,266	$9

With an allowance recorded:
Residential:
One-to-four family	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	199	4	223	2
Commercial business	181	2	200	3
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$380	$6	$423	$5

Total:
Residential:
One-to-four family	$1,082	$2	$1,491	$1
Home equity and HELOCs	253	—	232	—
Commercial:
Commercial real estate	747	12	766	10
Commercial business	181	2	200	3
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$2,263	$16	$2,689	$14

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $20,000 and $26,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table presents additional information regarding the Company’s impaired loans for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended March 31,
	2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential:
One-to-four family	$946	$5	$1,616	$2
Home equity and HELOCs	152	—	223	—
Commercial:
Commercial real estate	552	24	618	26
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,650	$29	$2,457	$28

With an allowance recorded:
Residential:
One-to-four family	$—	$—	$—	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	200	12	191	4
Commercial business	186	8	203	9
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$386	$20	$394	$13

Total:
Residential:
One-to-four family	$946	$5	$1,616	$2
Home equity and HELOCs	152	—	223	—
Commercial:
Commercial real estate	752	36	809	30
Commercial business	186	8	203	9
Construction	—	—	—	—
Consumer	—	—	—	—

Total	$2,036	$49	$2,851	$41

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $65,000 and $81,000 for the nine months ended March 31, 2017 and 2016, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2017 and June 30, 2016:

(Dollars in thousands)	March 31, 2017	June 30, 2016
Residential:
One-to-four family	$745	$818
Home equity and HELOCs	195	227
Commercial:
Commercial real estate	100	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

	$1,040	$1,145

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

The following tables summarize the Aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2017 and June 30, 2016:

	March 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$74,786	$—	$1,174	$—	$75,960
Home equity and HELOCs	5,056	—	198	—	5,254
Commercial:
Commercial real estate	11,583	385	358	—	12,326
Commercial business	1,729	179	179	—	2,087
Construction	3,204	—	—	—	3,204
Consumer	23	—	—	—	23

	$96,381	$564	$1,909	$—	$98,854

	June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$70,874	$—	$1,106	$—	$71,980
Home equity and HELOCs	6,221	—	227	—	6,448
Commercial:
Commercial real estate	10,860	395	365	—	11,620
Commercial business	162	203	193	—	558
Construction	3,179	—	—	—	3,179
Consumer	10	—	—	—	10

	$91,306	$598	$1,891	$—	$93,795

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2017 and June 30, 2016:

	March 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$722	$158	$587	$1,467	$74,493	$75,960	$—
Home equity and HELOCs	—	3	195	198	5,056	5,254	—
Commercial:
Commercial real estate	—	—	100	100	12,226	12,326	—
Commercial business	—	—	—	—	2,087	2,087	—
Construction	—	—	—	—	3,204	3,204	—
Consumer	—	—	—	—	23	23	—

	$722	$161	$882	$1,765	$97,089	$98,854	$—

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$470	$317	$659	$1,446	$70,534	$71,980	$—
Home equity and HELOCs	94	79	227	400	6,048	6,448	—
Commercial:
Commercial real estate	—	—	100	100	11,520	11,620	—
Commercial business	—	—	—	—	558	558	—
Construction	—	—	—	—	3,179	3,179	—
Consumer	—	—	—	—	10	10	—

	$564	$396	$986	$1,946	$91,849	$93,795	$—

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Company may identify loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions and negative trends may result in a payment default in the near future.

As of March 31, 2017 and June 30, 2016, the Company had two loans identified as TDRs totaling $339,000 and $357,000, respectively. At March 31, 2017 and June 30, 2016, all of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the nine month period ended March 31, 2017. No additional loan commitments were outstanding to these borrowers at March 31, 2017 and June 30, 2016.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2017:

	As of March 31, 2017
(Dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	2	$339	$—	$339

Total	2	$339	$—	$339

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2016:

	As of June 30, 2016
(Dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	2	$357	$—	$357

Total	2	$357	$—	$357

The carrying amount of residential mortgage loans in the process of foreclosure was $488,000 and $886,000 at March 31, 2017 and June 30, 2016, respectively.

4. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of and for the nine months ended March 31, 2017 and for the year ended June 30, 2016. The following table summarizes the amounts recorded in the Company’s Consolidated Statements of Financial Condition for derivatives not designated as hedging instruments as of March 31, 2017 and June 30, 2016 (in thousands):

March 31, 2017

Asset Derivatives

	Statement of Financial
	Condition		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Mortgage banking derivatives	$839	$29,485

Mandatory sale commitments:

Related to interest rate and price risk for Loans held for sale	Mortgage banking derivatives	111	2,990

To Be Announced securities	Mortgage banking derivatives	—	—

Liability Derivatives

	Statement of Financial
	Condition		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Other liabilities	$41	$6,631

Mandatory sale commitments:

Related to interest rate and price risk for Loans held for sale	Other liabilities	4	580

To Be Announced securities	Other liabilities	106	14,750

June 30, 2016

Asset Derivatives

	Statement of Financial
	Condition		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Mortgage banking derivatives	$1,084	$30,006

Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	Mortgage banking derivatives	408	7,046

To Be Announced securities	Mortgage banking derivatives	—	—

Liability Derivatives

	Statement of Financial
	Condition		Notional
	Presentation	Fair Value	Amount
Interest Rate Lock Commitments	Other liabilities	$32	$4,572

Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	Other liabilities	48	5,544

To Be Announced securities	Other liabilities	166	22,000

The following tables summarize the amounts recorded in the Company’s statements of income for derivative instruments not designated as hedging instruments for the nine and three months ended March 31, 2017 and 2016 (in thousands):

		Gain/(Loss)
	Statement of Income	Nine Months Ended
	Presentation	March 31, 2017	March 31, 2016
Interest Rate Lock Commitments	(Loss) gain from derivative Instruments	$(128)	$553
Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	(Loss) from derivative instruments	(596)	(64)

To Be Announced securities	Gain (loss) from Instruments	255	(421)

	Total (loss) gain from hedging instruments	$(469)	$68

		Gain/(Loss)
	Statement of Income	Three Months Ended
	Presentation	March 31, 2017	March 31, 2016
Interest Rate Lock Commitments	Gain from hedging Instruments	$140	$277
Mandatory sale commitments:

Related to interest rate and price risk for Loans Held for Sale	Gain from hedging instruments	332	115

To Be Announced securities	(Loss) from hedging Instruments	(3)	(218)

	Total gain from hedging instruments	$469	$174

The fair value of the Company’s Interest Rate Lock Commitments (“IRLCs”) and mandatory sales commitments are based upon the estimated fair value of the underlying mortgage loan (determined consistent with “Loans Held for Sale”), adjusted for (1) estimated costs to complete and originate the loan, and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs approximates a whole-loan price, which includes the value of the related mortgage servicing.

5. Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820, “Fair Value Measurement”, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is determined at a reasonable point within the range that is most representative of fair value under current market conditions. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

The incorporation of counterparty credit risk did not have significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2017 or June 30, 2016.

Assets measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016 are summarized below:

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$4,370	$—	$4,370
Corporate notes	—	13,644	—	13,644
Collateralized mortgage obligations - agency residential	—	13,565	—	13,565
Mortgage-backed securities - agency residential	—	4,956	—	4,956
Municipal securities	—	3,506	—	3,506
Bank CDs	—	6,492	—	6,492
Loans Held for Sale	—	6,050	—	6,050
Price risk for Loans Held for Sale	—	111	—	111
Interest rate lock commitments	—	839	—	839

	$—	$53,533	$—	$53,533

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available- for- sale:
U.S. governmental securities	$—	$1,521	$—	$1,521
Corporate notes	—	8,327	—	8,327
Collateralized mortgage obligations - agency residential	—	9,831	—	9,831
Mortgage-backed securities - agency residential	—	7,009	—	7,009
Municipal securities	—	3,566	—	3,566
Bank CDs	—	3,027	—	3,027
Loans Held for Sale	—	24,676	—	24,676
Price risk for Loans Held for Sale	—	408	—	408
Interest rate lock commitments	—	1,084	—	1,084

	$—	$59,449	$—	$59,449

Liabilities measured at fair value on a recurring basis at March 31, 2017 are summarized below.

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Price risk for Loans Held for Sale	$—	$4	$—	$4
To Be Announced securities	—	106	—	106
Interest rate lock commitments	—	41	—	41

	$—	$151	$—	$151

Liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized below.

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Price risk for Loans Held for Sale	$—	$48	$—	$48
To Be Announced securities	—	166	—	166
Interest rate lock commitments	—	32	—	32

	$—	$246	$—	$246

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and June 30, 2016 are as follows:

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$348	$348

	$—	$—	$348	$348

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$338	$338
Real estate owned	—	—	115	115

	$—	$—	$453	$453

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Balances as of March 31, 2017 Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$348	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3% (13.1%	)

	Balances as of June 30, 2016 Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$338	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3% (11.2%	)

Other real estate owned	$115	Appraisal of collateral (1)	Liquidation expenses	7.0% to 8.0% (7.5%	)

(1)	Appraisals may be discounted for qualitative factors such as age of appraisal, interior condition of the property, and liquidation expenses. Fair value may also be based on negotiated settlements with the borrowers.

The estimated fair values of the Company’s financial instruments, whether carried at cost or fair value, at March 31, 2017 and June 30, 2016 are as follows:

			Fair Value Measurements at March 31, 2017
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$47,552	$47,552	$47,552	$—	$—
Investment securities available-for-sale	46,533	46,533	—	46,533	—
Investment securities held-to-maturity	9,053	9,026	—	9,026	—
Loans held for sale at fair value	6,050	6,050	—	6,050	—
Loans receivable, net	98,588	98,090	—	—	98,090
Restricted investment in bank stock	650	650	—	—	650
Accrued interest receivable	554	554	—	554	—
Price risk for Loans Held for Sale	111	111	—	111	—
Interest rate lock commitments	839	839	—	839	—

Liabilities:
Deposits	$171,802	$162,554	$—	$162,445	$—
Advances from the FHLB	9,000	8,969	—	8,969	—
Securities sold under agreements to repurchase	2,408	2,408	—	2,408	—
Price risk for Loans Held for Sale	4	4	—	4	—
To Be Announced securities	106	106	—	106	—
Interest rate lock commitments	41	41	—	41	—
Accrued Interest Payable	21	21	—	21	—

Off-balance sheet:
Commitments to extend credit	$—	$—	$—	$—	$—

			Fair Value Measurements at June 30, 2016
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$15,427	$15,427	$15,427	$—	$—
Investment securities available-for-sale	33,281	33,281	—	33,281	—
Investment securities held-to-maturity	5,825	5,941	—	5,941	—
Loans held for sale at fair value	24,676	24,676	—	24,676	—
Loans receivable, net	93,450	93,907	—	—	93,907
Restricted investment in bank stock	1,108	1,108	—	—	1,108
Accrued interest receivable	527	527	—	527	—
Price risk for Loans Held for Sale	408	408	—	408	—
Interest rate lock commitments	1,084	1,084	—	1,084	—

Liabilities:
Deposits	$141,771	$138,711	$—	$138,711	$—
Advances from the FHLB	20,000	20,040	—	20,040	—
Securities sold under agreements to repurchase	3,929	3,929	—	3,929	—
Price risk for Loans Held for Sale	48	48	—	48	—
To Be Announced securities	167	167	—	167	—
Interest rate lock commitments	32	32	—	32	—
Accrued Interest Payable	19	19	—	19	—

Off-balance sheet:
Commitments to extend credit	$—	$—	$—	$—	$—

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the nine months ended March 31, 2017 and for the year ended June 30, 2016.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2017 and June 30, 2016:

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

Loans Held for Sale at Fair Value

All mortgage loans held for sale are carried at fair value. Interest income on loans held for sale, which totaled $319,000 and $257,000 for the nine months ended March 31, 2017 and 2016, respectively, and $44,000 and $61,000 for the three months ended March 31, 2017 and 2016, respectively, are included in Interest and fees on loans in the Consolidated Statements of Income.

Changes in fair value of loans held for sale are reported in non-interest income in the Consolidated Statements of Income and amounted to $(697,000) and $(33,000) for the nine months ended March 31, 2017 and 2016, respectively, and $(2,000) and $16,000 for the three months ended March 31, 2017 and 2016, respectively.

The Company’s mortgage loans are generally classified within Level 2 of the valuation hierarchy.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of March 31, 2017 and June 30, 2016 (in thousands):

			Excess Carrying Amount
	Carrying	Aggregate Unpaid	Over Aggregate Unpaid Principal
Loans held for sale	Amount	Principal Balance	Balance
March 31, 2017	$6,050	$5,919	$131
June 30, 2016	$24,676	$23,848	$828

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2017.

Interest Rate Lock Commitments (“IRLC”)

The fair value of the Company’s IRLC instruments are based upon the underlying loans measured at fair value on a recurring basis and the probability of such commitments being exercised. Due to observable market data inputs used by the Company, the Company’s IRLCs are classified within Level 2 of the valuation hierarchy.

Mandatory Sales Commitments for Loans Held for Sale

Fair values for mandatory sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the observable inputs used by the Company, the Company’s mandatory sales commitments (LHS) are classified within Level 2 of the valuation hierarchy.

To Be Announced Securities (“TBAs”)

TBAs are valued based on forward dealer marks from the Company’s approved counterparties. The Company utilizes a third party market pricing service which compiles current prices for instruments from market sources, and those prices represent the current executable price. Due to the observable inputs used by the Company, the Company’s TBAs are classified within Level 2 of the valuation hierarchy.

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

Impaired Loans

Impaired loans include those collateral-dependent loans and leases for which the practical expedient under ASC 310-40 was applied, resulting in a fair value adjustment to the loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company.

Restricted Investment in Bank Stock

The stock is carried at cost; which approximates fair value and considers the limited marketability of such securities.

Real Estate Owned (Cost or Fair Value)

Real estate properties acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2017, the Company held no real estate properties acquired through, or in lieu of, foreclosures.

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

Commitments to Extend Credit

The majority of the Company’s commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

6. Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. There were no common shares outstanding for the three and nine months ended March 31, 2016. For the three and nine months ended March 31, 2017 and 2016, there were no stock options or other convertible instruments outstanding for either period. Therefore, there is no effect of dilution on the Company’s earnings per share.

The calculation of EPS for the three and nine months ended March 31, 2017 and 2016 is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2017(1)	2016		2017(1)	2016
Net income (basic and diluted)	$98		$169	$390		$530
Weighted average shares outstanding	1,915,421		N/A	629,153		N/A

Net income per share – basic	$0.05	$	N/A	$0.62	$	N/A

(1)	The weighted average shares outstanding are calculated for the full periods presented and factor zero shares outstanding for the days prior to the conversion on January 11, 2017.

7. Employee Stock Ownership Plan

The Company adopted the Huntingdon Valley Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Eligible employees who have attained age 21 may participation in the ESOP on the later of the effective date of the ESOP or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The ESOP trustee purchased, on behalf of the ESOP, 8% of the total number of shares of HV Bancorp common stock issued in the offering. The ESOP funded the stock purchase with a loan from HV Bancorp equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Huntingdon Valley Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP over the anticipated 20-year term of the loan. The interest rate for the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, beginning on the closing date of the conversion. Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the loan is repaid. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to the total aggregate compensation paid to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a six-year period, beginning in the second year of credited service. Participants who were employed by Huntingdon Valley Bank immediately prior to the conversion will receive credit for vesting purposes for years of service prior to the adoption of the ESOP. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

During the three months ended March 31, 2017, the ESOP purchased 8% of the total shares issued which equated to 174,570 shares of the Company’s common stock in the open market ranging from $12.50 per share to $14.21 per share for a weighted average price per share of $13.92, and a total purchase price of $2,430,000.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of the Company, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees and service charges on deposit accounts, gain from hedging instruments and sales of securities. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees, real estate owned and other expenses.

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

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Financial Statements as of March 31, 2017 have remained unchanged from the disclosures presented in our Registration Statement on Form S-1 (file number 333-213537).

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2017 and June 30, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The complete list of Critical Accounting Policies are described in the Registration Statement on Form S-1 (File No. 333-213537) declared effective by the Securities and Exchange Commission on November 10, 2016.

Comparison of Statements of Financial Condition at March 31, 2017 and at June 30, 2016

Total Assets

Total assets increased $34.9 million, or 19.2%, to $216.9 million at March 31, 2017 from $182.0 million at June 30, 2016. The increase was primarily the result of increases of $32.1 million in cash and cash equivalents, $16.5 million in investment securities and $5.1 million in loans receivable, partially offset by a decrease of $18.6 million in loans held for sale.

Cash and cash equivalents

Cash and cash equivalents increased $32.1 million, or 208.2%, to $47.6 million at March 31, 2017 from $15.4 million at June 30, 2016, primarily as a result of the proceeds received by the Company relating to the initial public offering of the Company which has not been deployed into loans or securities. Additionally, an increase in deposits of $30.0 million, partially offset by a decrease in Federal Home Loan Bank Advances of $11.0 million also contributed to the increase in cash and cash equivalents.

Investment Securities

Investment securities increased by $16.5 million, or 42.1%, to $55.6 million at March 31, 2017 from $39.1 million at June 30, 2016. The increase was primarily due to purchases of $22.7 million in new securities, partially offset by sales and principal repayments of $5.6 million and an increase in unrealized losses on securities available-for-sale of $466,000. At March 31, 2017, our held-to-maturity portion of the securities portfolio, at amortized cost, was $9.1 million, and our available-for-sale portion of the securities portfolio, at fair value, was $46.5 million.

Net Loans

Net loans increased $5.1 million, or 5.5%, to $98.6 million at March 31, 2017 from $93.5 million at June 30, 2016. One- to four-family residential real estate loans increased $4.0 million, or 5.5%, to $76.0 million at March 31, 2017 from $72.0 million at June 30, 2016 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans increased by $706,000 from $11.6 million at June 30, 2016 to $12.3 million at March 31, 2017, as a result of increased loan demand for that product. Construction loans increased $25,000 to $3.2 million at March 31, 2017 compared to June 30, 2016. Home equity loans decreased $1.2 million to $5.3 million at March 31, 2017 from $6.4 million at June 30, 2016 primarily as a result of borrower refinancing.

Loans Held For Sale

Loans held for sale decreased $18.6 million, or 75.5%, to $6.1 million at March 31, 2017 from $24.7 million at June 30, 2016 as the pipeline of one- to four-family residential real estate loans decreased during the nine months ended March 31, 2017 due to increases in interest rates and lower demand for loans due to seasonality.

Deposits

Deposits increased $30.0 million, or 21.2%, to $171.8 million at March 31, 2017 from $141.8 million at June 30, 2016. Our core deposits (consisting of NOW, money market, pass book and statement and checking accounts) increased by $36.3 million, or 34.8%, to $140.6 million at March 31, 2017 from $104.3 million at June 30, 2016, primarily as a result of the introduction of a new money market product attracting clients of local CPA firms, totaling $24.9 million at March 31, 2017.

Certificates of deposit decreased $6.3 million, or 16.8%, to $31.2 million at March 31, 2017 from $37.5 million at June 30, 2016. The decrease in certificates of deposit was primarily due to the Bank allowing higher costing certificates of deposit held by credit unions and banks (through deposit listing services) to mature without renewing.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $11.0 million from $20.0 million at June 30, 2016 to $9.0 million at March 31, 2017. The reduction was primarily due to the $30.0 million or 21.2% increase in deposits from June 30, 2016, which totaled $141.8 million, to $171.8 million at March 31, 2017.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased $1.5 million, or 38.7%, to $2.4 million at March 31, 2017 from $3.9 million at June 30, 2016 as a result of a reduction in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $18.1 million to $31.1 million at March 31, 2017 compared to $13.0 million at June 30, 2016 as a result of the issuance of the Company’s common stock which increased equity by $20.4 million in January 2017, and net income for the nine months ended March 31, 2017 of $390,000. These increases in shareholders’ equity were partially offset by unearned ESOP shares of $2.4 million, established as part of the creation of the Huntingdon Valley Bank Employee Stock Ownership Plan and an increase in accumulated other comprehensive losses of $275,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio.

Comparison of Statements of Income for the Three Months Ended March 31, 2017 and 2016

General

Net income decreased $71,000, or 42.1%, to $98,000 for the three months ended March 31, 2017 from $169,000 for the three months ended March 31, 2016. The decrease in net income was primarily due to an increase in salaries and employee benefits of $376,000 due to an increase in full time equivalent employees (FTEs). FTEs increased from sixty-one FTEs as of March 31, 2016 to seventy FTEs as of March 31, 2017. This increase in personnel expenses was partially offset by an increase of $138,000 in net interest income, and a reduction in provision for loan loss expense of $38,000 due to recoveries of $34,000 for the period.

Interest Income

Total interest income increased $191,000 or 14.7%, to $1.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily the result of increases in interest and fees on loans, interest on interest-earning deposits and interest and dividends on investments. The average balance of our interest-earning assets increased by $47.3 million to $208.1 million for the three months ended March 31, 2017 as compared $160.8 million for the three months ended March 31, 2016. This was partially offset by a decrease in the total average yield on interest earning assets as average balances on the lower yielding interest-earning cash and cash equivalents deposits increased substantially causing the overall yield on interest earning assets to decrease 36 basis points to 2.87% for the three months ended March 31, 2017 as compared to 3.23% for the three months ended March 31, 2016.

Interest on interest-earning deposits increased $117,000, 307.8% increase, from $38,000 for the three months ended March 31, 2016 to $155,000 for the three months ended March 31, 2017. As a result of recent rate increases by the Federal Reserve, yields on interest earning cash and cash equivalents increased by 28 basis points from 72 basis points for the quarter ended March 31, 2016 to 100 basis points for the quarter ended March 31, 2017. Interest earning cash and cash equivalents increased as a result of the subscription proceeds related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization. The average balance in cash and cash equivalents increased $40.8 million from $21.0 million for the quarter ending March 31, 2016 to $61.8 million for the quarter ending March 31, 2017. The initial funds received were $57.5 million which were held by the Bank before returning approximately $35.7 million received in excess proceeds of the approved maximum. Interest on investment securities increased by $36,000 which is the result of an increase in interest income on US Government securities, corporate and municipal bonds, bank certificate of deposit investments and mortgage backed securities of $64,000. The average yield on total investments securities increased 17 basis points from 1.78% for the quarter ended March 31, 2016 to 1.95% for the same period in 2017 as market rates increased slightly. A portion of the conversion proceeds were used to purchase investment securities, which caused the average balance of investment securities to increase by $4.1 million from $39.0 million for the quarter ended March 31, 2016 to $43.1 million for the quarter ended March 31, 2017. Interest income on restricted investments in bank stock increased $5,000 from $7,000 for the quarter ended March 31, 2016 to $12,000 for the quarter ended March 31, 2017. These increases were partially offset by a decrease in interest income from collateralized mortgage obligation securities, which decreased by $23,000 for the quarter ended March 31, 2017 compared to the same period in 2016. The decrease in collateralized mortgage obligation securities was due primarily to a decrease in average balances from $12.6 million for the quarter ended March 31, 2016 to $9.5 million for the quarter ended March 31, 2017.

Interest and fees on loans increased $33,000, or 3.1%, to $1.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was due to the total average loans increasing by $2.6 million and the average yield on average loans increasing by two basis points for the three months ended March 31, 2017 as compared to the same quarter in 2016. This increase was the result of continued focus on originating adjustable-rate one- to four-family residential mortgages.

Interest Expense

Total interest expense increased $53,000, or 28.5%, to $239,000 for the three months ended March 31, 2017 from $186,000 for the three months ended March 31, 2016, due to a $48,000 increase in interest on deposits and a $5,000 increase in interest on advances from the Federal Home Loan Bank.

Interest on deposits increased $48,000, or 30.4%, to $206,000 for the three months ended March 31, 2017 from $158,000 for the three months ended March 31, 2016 primarily as a result of an increase in average interest bearing deposits of $36.3 million to $170.5 million during the three months ended March 31, 2017 as compared to $134.1 million for the prior year period, primarily as a result of a $40.5 million increase in the average balance of our core deposit accounts, which was partially offset by a $4.2 million decrease in the average balance of our certificates of deposit. The increase in average balances on core deposits was primarily the result of the introduction of a new money market product attracting clients of local CPA firms, totaling $24.9 million at March 31, 2017. The average cost of deposits increased by one basis point to 0.48% for the three months ended March 31, 2017 from 0.47% for the three months ended March 31, 2016, due primarily to an increase in cost of NOW accounts and money market deposits, which increased by 41 basis points and 11 basis points, respectively. Rates on NOW accounts increased due to the Bank creating a higher tier NOW account product for the purposes of attracting deposits from professionals who maintain escrow or other fiduciary accounts on behalf of their clients. This product can pay up to 1.00% on interest per annum. The average cost of certificates of deposit decreased by seven basis points to 0.96% during the three months ended March 31, 2017 as compared to 1.03% for the three months ended March 31, 2016, reflecting runoff of higher priced certificates of deposit held by credit unions and banks.

Interest on advances from the Federal Home Loan Bank increased $5,000 to $32,000 for the three months ended March 31, 2017 from $27,000 for the three months ended March 31, 2016 as a result of an increase in the average rate paid on the Federal Home Loan Bank advances, which increased from 1.08% for the quarter ended March 31, 2016 to 1.42% for the quarter ended March 31, 2017. The increase in average cost was due to increased rates on advances. This was partially offset by the average balance of Federal Home Loan Bank advances decreasing by $1.0 million to $10.0 million for the three months ended March 31, 2017 from $9.0 million for the same period in 2016.

Net Interest Income

Net interest income increased $138,000, or 12.4%, to $1.3 million for the three months ended March 31, 2017 as compared to $1.1 million the three months ended March 31, 2016 as a result of an increase in our net interest-earning assets which increased to $26.9 million for the three months ended March 31, 2017 from $14.7 million for the three months ended March 31, 2016. This increase in net interest-earning assets was primarily the result of the subscription proceeds related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization during the three months ended March 31, 2017. Our net interest spread decreased 38 basis points from 2.72% for the three months ended March 31, 2016 to 2.34% for the three months ended March 31, 2017. Our net interest margin decreased by 36 basis points to 2.41% for the three months ended March 31, 2017 from 2.77% for the three months ended March 31, 2016 as the increase in average interest earning assets occurred primarily in the lower yielding interest earning cash and cash equivalents.

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

	For the Three Months Ended March 31,
	2017			2016
(Dollars in Thousands)	Average Balance	Interest Income Expense	Yield/ Costs(5)	Average Balance	Interest Income Expense	Yield/ Costs(5)
Interest earning assets
Loans (1)	$102,548	$1,114	4.35%	$99,953	$1,081	4.33%
Cash and cash equivalents	61,797	155	1.00%	21,039	38	0.72%
Investment securities	43,064	210	1.95%	39,044	174	1.78%
Restricted Investment in bank stock	654	12	7.34%	716	7	3.91%

Total interest earning assets	208,063	1,491	2.87%	160,752	1,300	3.23%

Noninterest-earning assets	9,244			7,367

Total assets	$217,307			$168,119

Interest bearing liabilities
Now accounts	$47,276	$68	0.58%	$33,641	$14	0.17%
Money market deposit accounts	27,586	27	0.39%	24,724	17	0.28%
Passbooks and statement savings accounts	35,222	26	0.30%	35,048	26	0.30%
Checking accounts	27,017	5	0.07%	3,208	4	0.50%
Certificate of deposit	33,359	80	0.96%	37,528	97	1.03%

Total deposits	$170,460	$206	0.48%	$134,149	$158	0.47%

Federal home loan bank advances	9,000	32	1.42%	10,000	27	1.08%
Securities sold under agreements to repurchase	1,720	1	0.23%	1,918	1	0.21%

Total interest-bearing liabilities	$181,180	$239	0.53%	$146,067	$186	0.51%

Noninterest-bearing liabilities
Checking	8,365			9,224
Other	719			1,067

Total liabilities	$190,264			$156,358

Equity	27,043			11,761

Total liabilities and Total shareholders’ equity	$217,307			$168,119

Net interest income		$1,252			$1,114

Interest rate spread (2)			2.34%			2.72%

Net interest-earning assets (3)	$26,883			$14,685

Net interest margin (4)			2.41%			2.77%

Average interest-earning assets to average interest-bearing liabilities	114.84%			110.05%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest-earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized

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

For the Three Months Ended March 31, 2017 and 2016
Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(in thousands)
Interest-Earning Assets:
Loans	$28	$5	$33
Cash and cash equivalents	97	20	117
Investment securities	19	17	36
Restricted investment in bank stock	(1)	6	5

Total interest-earning assets	$143	$48	$191

Interest Bearing-Liabilities:

NOW accounts	$8	$46	$54
Money market deposit accounts	2	8	10
Passbook and statement savings accounts	—	—	—
Checking accounts	1	—	1
Certificates of deposits	(10)	(7)	(17)
Federal Home Loan Bank advances	(2)	7	5
Securities sold under agreements to repurchase	—	—	—

Total interest-bearing liabilities	$(1)	$54	$53

Change in net interest income	$144	$(6)	$138

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

Provision for loan losses decreased by $38,000 to a credit of $(12,000) for the three months ended March 31, 2017, from a provision of $26,000 for the three months ended March 31, 2016 as a result of recoveries received during the quarter ended March 31, 2017 of $34,000. During the quarter ended March 31, 2017, charge-offs of $128,000 were recorded and $28,000 of recoveries were received. We recorded no charge-offs and received no recoveries for the three months ended March 31, 2016.

Non-Interest Income

Non-interest income increased $27,000 to $1.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily related to an increase of $295,000 in gain from hedging instruments, partially offset by a decrease on the sale of loans held for sale of $245,000. The gain from hedging instruments increased $295,000 to $469,000 for the three months ended March 31, 2017 from a gain of $174,000 for the three months ended March 31, 2016 due to a more favorable interest rate environment and increased volume of locked loans associated with hedging. The offset to the gains incurred from the hedging instruments is realized in the decreased value of the loan when it is committed to the investor in the secondary market. Net gain on sales of loans decreased $245,000, or 24.8%, to $744,000 for the three months ended March 31, 2017 from $989,000 for the three months ended March 31, 2016 primarily as a result of a decrease in premiums earned based on the decrease in the amount of loans sold from $36.4 million for the three months ended March 31, 2016 to $27.3 million for the three months ended March 31, 2017.

Non-Interest Expense

Non-interest expense increased $273,000, or 12.7%, to $2.4 million for the three months ended March 31, 2017 from $2.1 million for the three months ended March 31, 2016. The increase primarily reflected a $376,000 increase in salaries and employee benefits, partially offset by a decrease of $172,000 in real estate owned expense. Salaries increased as the full time equivalent employees increased from sixty-one at March 31, 2016 to seventy at March 31, 2017, primarily as a result of the expansion in our mortgage loan department. Real estate owned expense decreased $172,000, or 98.3%, to $3,000 for the three months ended March 31, 2017 from $175,000 for the three months ended March 31, 2016 due to reductions in write-downs of real estate owned. Other real estate owned was $0 at March 31, 2017 and $115,000 at March 31, 2016.

Income Tax Expense

Income tax expense was $41,000 comprised of federal taxes of $19,000 and Pennsylvania state taxes of $22,000 with an effective federal tax rate of 13.7% for the three months ended March 31, 2017. Income tax expense of $40,000, comprised only of federal tax, was recorded for the three months ended March 31, 2016 with an effective tax rate of 19.1%. There was no Pennsylvania state tax recorded for the three months ended March 31, 2016 primarily due to the application of certain state tax deductions during that period. Due to the increase in municipal tax free bonds during the three months ended March 31, 2017, income tax expense was reduced which caused a lower effective federal tax rate for the quarter when compared to the same period in 2016.

Comparison of Statements of Income for the Nine Months Ended March 31, 2017 and 2016

General

Net income decreased $140,000, or 26.4%, to $390,000 for the nine months ended March 31, 2017 from $530,000 for the nine months ended March 31, 2016. The decrease in net income was due primarily to an increase in non-interest expense of $464,000 primarily from increases in salaries and employee benefits of $487,000. The increase in non-interest expense was partially offset by increases in net interest income of $241,000 and in non-interest income of $122,000 for the nine months ended March 31, 2017 compared to the same period in 2016.

Interest Income

Total interest income increased $337,000 or 8.6%, to $4.2 million for the nine months ended March 31, 2017 from $3.9 million for the nine months ended March 31, 2016. The increase was primarily the result of a $191,000 increase in interest and fees on loans to $3.5 million for the nine months ended March 31, 2017 as the average loan balance increased by $11.7 million as a result of average loans held for sale increasing by $6.7 million and loans held in the Bank’s portfolio increasing $5.0 million. The increase in average loan balance during the nine months ended March 31, 2017 versus the same period in 2016 was partially offset by a decrease in the average yield earned on loans of 4 basis points, which decreased from 4.40% for the nine months ended March 31, 2016 to 4.16% for the nine months ended March 31, 2017.

Interest on interest-earning deposits increased by $155,000 to $238,000 for the nine months ended March 31, 2017 as the average balance increased by $20.6 million primarily as a result of the subscription proceeds related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization. The initial funds received were $57.5 million which were held by the Bank before returning approximately $35.7 million of proceeds received in excess of the approved maximum to the subscribers. The average yield on cash and cash equivalents increased from 0.66% for the nine months ended March 31, 2016 to 0.85% for the nine months ended March 31, 2017.

Interest earned on investment securities decreased by $22,000 to $514,000 for the nine months ended March 31, 2017 as the average balance of investment securities decreased by $1.3 million, from $40.5 million for the nine months ended March 31, 2016 to $39.2 million for the nine months ended March 31, 2017. Interest on collateralized mortgage obligation securities decreased by $93,000 for the nine months ended March 31, 2017 compared to the same period in 2016 due to the average balance decreasing by $4.7 million from $14.2 million for the nine months ended March 31, 2016 compared to $9.5 million for the nine months ended March 31, 2017. This was partially offset by increases in interest income on US Government securities, corporate and municipal bonds, bank certificate of deposit investments and mortgage backed securities of $71,000.

Interest Expense

Total interest expense increased $96,000, or 17.1%, to $656,000 for the nine months ended March 31, 2017 from $560,000 for the nine months ended March 31, 2016, due to a $54,000 increase in interest on advances from the Federal Home Loan Bank and a $42,000 increase in interest on deposits.

Interest on deposits increased $42,000, or 8.5%, to $535,000 for the nine months ended March 31, 2017 from $493,000 for the nine months ended March 31, 2016 due to an increase in the average balance of deposits outstanding during the nine months ended March 31, 2107. The average balance of interest-bearing deposits increased by $18.2 million to $151.5 million during the nine months ended March 31, 2017 as compared to $133.3 million for the prior year period. The increases occurred primarily within the NOW accounts, checking accounts and money market deposits. NOW accounts had increases in average balance of $9.2 million from $31.4 million for the nine months ended March 31, 2016 to $40.6 million for the nine months ended March 31, 2017 and an increase in the average cost of such accounts of 21 basis points from 0.15% for the nine months ended March 31, 2016 to 0.36% for the nine months ended March 31, 2017. The increases in average balance and cost of NOW account deposits were due to the Bank creating a higher tier NOW account product for the purposes of attracting deposits from professionals who maintain escrow or other fiduciary accounts on behalf of their clients. The top rate on this new product can be as high as 1.00%. Interest expense on money market deposits increased by $14,000 for the nine months ended March 31, 2017 compared to the same period in 2016 as the average cost increased by seven basis points, from 0.27% for the nine months ended March 31, 2016 to 0.34% for the nine months ended March 31, 2017. The increase was the result of an increase in balances in higher tiered cost money market accounts. Interest expense on certificates of deposit decreased by $52,000, from $320,000 for the nine months ended March 31, 2016 compared to $268,000 for the same period in 2017. The average cost of certificates of deposit decreased by seven basis points to 1.01% during the nine months ended March 31, 2017 as compared to 1.08% for the nine months ended March 31, 2016, reflecting downward repricing in the current low interest rate environment. The decrease reflects runoff of higher price certificates of deposit and a decrease in average certificates of deposit which decreased by $4.0 million for the nine months ended March 31, 2017 compared to March 31, 2016.

The average cost of deposits decreased by two basis points to 0.47% for the nine months ended March 31, 2017 from 0.49% for the nine months ended March 31, 2016, due primarily to the decrease in the average cost of certificates of deposit and an increase in the lower costing interest bearing checking accounts. Average balances on interest bearing checking accounts increased by $11.3 million primarily due to the inflows from the conversion subscriptions received in January 2017. The change in the mix of deposits was due to the current low interest rate environment and our decision not to compete with other banks that offer higher rates on term deposits.

Interest on advances from the Federal Home Loan Bank increased $54,000 to $119,000 for the nine months ended March 31, 2017 from $65,000 for the nine months ended March 31, 2016 as a result of an increase in the average balance of Federal Home Loan Bank advances, partially offset by a decrease in the average cost of Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances increased by $7.8 million to $16.1 million during the nine months ended March 31, 2017 from $8.3 million for the nine months ended March 31, 2016 due to an increase in loan funding requirements. This increase was partially offset by a decrease in the average cost of Federal Home Loan Bank advances which decreased by 5 basis points to 0.99% for the nine months ended March 31, 2017 from 1.04% for the nine months ended March 31, 2016, due primarily to decreases in advance rates from shorter borrowing terms.

Net Interest Income

Net interest income increased $241,000, or 7.2%, to $3.6 million for the nine months ended March 31, 2017 from $3.3 million for the nine months ended March 31, 2016 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $18.8 million for the nine months ended March 31, 2017 from $13.3 million for the nine months ended March 31, 2016. Our interest rate spread decreased by 31 basis points to 2.48% for the nine months ended March 31, 2017 from 2.79% for the nine months ended March 31, 2016. Our net interest margin decreased by 30 basis points to 2.54% for the nine months ended March 31, 2017 from 2.84% for the nine months ended March 31, 2016. Both the interest rate spread and the net interest margin decreased as the mix of interest earning assets shifted towards lower earning cash and cash equivalents products as a result of deposit inflows from the mutual to stock conversion causing a lower overall net interest margin and interest rate spread.

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

	For the Nine Months Ended March 31,
	2017			2016
(Dollars in Thousands)	Average Balance	Interest Income Expense	Yield/ Cost(5)	Average Balance	Interest Income Expense	Yield/ Cost(5)
Interest earning assets
Loans (1)	$110,571	$3,452	4.16%	$98,893	$3,261	4.40%
Cash and cash equivalents	37,464	238	0.85%	16,868	83	0.66%
Investment securities	39,237	514	1.75%	40,498	536	1.76%
Restricted Investment in bank stock	948	33	4.64%	658	20	4.05%

Total interest earning assets	188,220	4,237	3.00%	156,917	3,900	3.31%

Noninterest-earning assets	8,723			7,399

Total assets	$196,943			$164,316

Interest bearing liabilities
Now accounts	$40,579	$109	0.36%	$31,435	$36	0.15%
Money market deposit accounts	25,831	65	0.34%	24,960	51	0.27%
Passbooks and statement savings accounts	34,982	78	0.30%	34,246	78	0.30%
Checking accounts	14,548	15	0.14%	3,207	8	0.33%
Certificate of deposit	35,512	268	1.01%	39,469	320	1.08%

Total deposits	$151,452	$535	0.47%	$133,317	$493	0.49%

Federal home loan bank advances	16,088	119	0.99%	8,342	65	1.04%
Securities sold under agreements to repurchase	1,878	2	0.14%	1,994	2	0.13%

Total interest-bearing liabilities	$169,418	$656	0.52%	$143,653	$560	0.52%

Noninterest-bearing liabilities
Checking	8,181			8,085
Other	1,757			864

Total liabilities	$179,356			$152,602

Equity	17,587			11,714

Total liabilities and Total stockholders’ equity	$196,943			$164,316

Net interest income		$3,581			$3,340

Interest rate spread (2)			2.48%			2.79%

Net interest-earning assets (3)	$18,802			$13,264

Net interest margin (4)			2.54%			2.84%

Average interest-earning assets to average interest-bearing liabilities	111.10%			109.23%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest-earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized

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

For the Nine Months Ended March 31, 2017 and 2016
Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(In Thousands)
Interest-Earning Assets:

Loans	$616	$(425)	$191
Cash and cash equivalents	95	23	118
Investment securities	20	(5)	15
Restricted investment in bank stock	10	3	13

Total interest-earning assets	$741	$(404)	$337

Interest Bearing-Liabilities:

NOW accounts	$23	$50	$73
Money market deposit accounts	3	11	14
Passbook and statement savings accounts	—	—	—
Checking accounts	16	(9)	7
Certificates of deposits	(32)	(20)	(52)
Federal Home Loan Bank advances	63	(9)	54
Securities sold under agreements to repurchase	—	—	—

Total interest-bearing liabilities	$73	$23	$96

Change in net interest income	$668	$(427)	$241

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

Provision for loan losses increased by $141,000 to $123,000 for the nine months ended March 31, 2017, from a credit of $(18,000) for the nine months ended March 31, 2016. The primary factor that contributed to the increase in the provision for loan losses was a specific loan loss reserve of $125,000 on one HELOC loan. Non-performing loans decreased from $1.1 million at June 30, 2016 to $1.0 million as of March 31, 2017, a decrease of $105,000, or 9.2%. We recorded charge-offs of $130,000 related primarily to the $125,000 HELOC and recoveries of $34,000 for the nine months ended March 31, 2017. We recorded charge-offs of $1,000 and no recoveries for the nine months ended March 31, 2016.

Non-Interest Income

Non-interest income increased $122,000 to $3.5 million for the nine months ended March 31, 2017 as compared to the prior year period. The increase was primarily related to an increase of $1.3 million for the net gain on sale of loans, partially offset by a decrease of $664,000 in the change in fair value of loans held for sale, and an increase in losses from hedging instruments of $537,000. Gain on sale of loans, net increased $1.3 million to $4.4 million for the nine months ended March 31, 2017 from $3.1 million for the nine months ended March 31, 2016 primarily as a result of an increase in premiums earned based on the higher interest rate environment, and an increase in the amount of loans sold from $114.6 million for the nine months ended March 31, 2016 to $139.6 million for the nine months ended March 31, 2017. Loss from hedging instruments increased by $537,000 for the nine months ended March 31, 2017 due to a higher interest rate environment and increased volume of locked loans associated with hedging. The offset to the losses incurred from the hedging instruments was realized in the increased value of the loan when it is committed to the investor in the secondary market. The decrease in the change in fair value of loans held for sale was due to the decrease in principal balances in loans held for sale. The aggregate unpaid balance of loans held for sale decreased from $23.8 million at June 30, 2016 to $5.9 million at March 31, 2017.

Non-Interest Expense

Non-interest expense increased $464,000, or 7.7%, to $6.5 million for the nine months ended March 31, 2017 from $6.0 million for the nine months ended March 31, 2016. The increase primarily reflected $487,000 increase in salaries and employee benefits, partially offset by a reduction in real estate owned expenses. Salaries and employee benefits increased $487,000, or 15.0%, to $3.7 million for the nine months ended March 31, 2017 from $3.3 million for the nine months ended March 31, 2016 primarily due to an increase in the full time equivalent employees from sixty-one at March 31, 2016 to seventy at March 31, 2017 as a result of additional personnel added to our loan production department during the nine months ended March 31, 2017. Real estate owned expense decreased $228,000, or 92.3%, to $19,000 for the nine months ended March 31, 2017 from $247,000 for the nine months ended March 31, 2016 due to reductions in write-downs of real estate owned. Other real estate owned was $0 at March 31, 2017 and $115,000 at March 31, 2016.

Income Tax Expense

Income tax expense was $120,000 for the nine months ended March 31, 2017 as compared to income tax expense of $222,000 for the nine months ended March 31, 2016. The reduction in income tax expense was primarily due to the reduction in Pennsylvania state taxable income due to the application of certain state tax deductions during the nine months ended March 31, 2017, resulting in a decrease in state tax expense to $20,000 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The effective federal tax rate was 18.5% for the nine months ended March 31, 2017 as compared to 33.5% for the nine months ended March 31, 2016. Due to the increase in municipal tax free bonds during the nine months ended March 31, 2017, federal income tax expense was reduced which caused a lower effective tax rate by approximately 8.9%.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.0 million, or 0.48% of total assets, at March 31, 2017 and $1.3 million, or 0.63% of total assets, at June 30, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more or non-accruing TDRs at March 31, 2017 or June 30, 2016.

	At March 31, 2017	At June 30, 2016
	(dollars in thousands)
Non-accrual loans:

Residential:
One- to four-family	$745	$818
Home equity and HELOCs	195	227
Commercial real estate	100	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

Total non-accrual loans	$1,040	$1,145

Real estate owned	—	115

Total non-performing assets	$1,040	$1,260

Ratios:

Total non-performing loans to total loans	1.05%	1.22%

Total non-performing loans to total assets	0.48%	0.63%

Total non-performing assets to total assets	0.48%	0.69%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated. (Dollars in Thousands)

	At or For the Three Months Ended March 31,		At or For the Nine Months Ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$626	$469	$487	$514

Charge-offs:
Residential:
One- to four-family	—	—	—	—
Home equity and HELOCs	(125)	—	(125)	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	(3)	—	(5)	(1)

Total charge-offs	(128)	—	(130)	(1)

Recoveries:
Residential:
One- to four-family	2	—	7	—
Home equity and HELOCs	—	—	—	—
Commercial real estate	25	—	25	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	1	—	2	—

Total recoveries	28	—	34	—

Net recoveries (charge-offs)	(100)	—	(96)	(1)
Provision (credit) for loan losses	(12)	26	123	(18)

Balance at end of period	$514	$495	$514	$495

Ratios:

Net charge-offs to average loans outstanding	(0.09%)	—%	(0.09%)	—%
Allowance for loan losses to non-performing loans at end of period	49.42%	32.18%	49.42%	32.18%
Allowance for loan losses to total loans at end of period	0.52%	0.55%	0.52%	0.55%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales, and matured loans and securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $9.0 million outstanding with unused borrowing capacity of $57.7 million as of March 31, 2017. Additionally, at March 31, 2017, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.5 million at March 31, 2017. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank as of March 31, 2017.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2017.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $47.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $46.5 million at March 31, 2017.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $18.9 million and $4.6 million for the nine months ended March 31, 2017 and March 31, 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $22.1 million and $4.2 million for the nine months ended March 31, 2017 and March 31, 2016, respectively. During the nine months ended March 31, 2017 and March 31, 2016, we sold $2.6 million and $5.9 million, respectively, in securities available-for-sale. Net cash provided by financing activities, consisting primarily of proceeds from the issuance of common stock, increases in deposits and decreases in advances from borrowers for taxes and insurance, was $35.2 million for the nine months ended March 31, 2017 and $5.5 million for the nine months ended March 31, 2016.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2017, totaled $15.5 million, or 9.0%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2017 and June 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2017, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2017, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2017 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes				To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2017:
Total risk-based capital (to risk-weighted assets)	$23,694	23.2%	$	≥$8,158	≥	8.0%	$	≥$10,197	≥	10.0%
Tier I capital (to risk-weighted assets)	23,180	22.7	≥	6,118	≥	6.0	≥	8,158	≥	8.0
Tier I capital (to average assets)	23,180	10.9	≥	8,541	≥	4.0	≥	10,677	≥	5.0
Tier I common equity (to risk-weighted assets)	23,180	22.7	≥	4,589	≥	4.5	≥	6,628	≥	6.5

As of June 30, 2016:
Total risk-based capital (to risk-weighted assets)	$13,438	12.5%	$	≥8,607	≥	8.0%	$	≥10,759	≥	10.0%
Tier I capital (to risk-weighted assets)	12,951	12.0	≥	6,455	≥	6.0	≥	8,607	≥	8.0
Tier I capital (to average assets)	12,951	7.6	≥	6,787	≥	4.0	≥	8,483	≥	5.0
Tier I common equity (to risk-weighted assets)	12,951	12.0	≥	4,842	≥	4.5	≥	6,993	≥	6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of March 31, 2017 and June 30, 2016, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of March 31, 2017, the Bank is required to maintain a capital conservation buffer of 1.25%. The Bank’s conservation buffer was 15.2% as of March 31, 2017. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 1.25% as of March 31, 2017 to 2.50% as of December 31, 2019 and thereafter.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2017, we had outstanding commitments to originate loans of $26.0 million, unused lines of credit totaling $8.8 million and no stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $15.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2017, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not Applicable

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item  5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: May 12, 2017	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2017	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)