Form 10-K
period 2017-06-30
HV Bancorp, Inc.
filed 2017-09-28
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File No. 001-37981

HV Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	46-4351868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3501 Masons Mill Road Suite 401 Huntingdon Valley, Pennsylvania	19006
(Address of Principal Executive Offices)	(Zip Code)

(267) 280-4000

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $0.

As of September 15, 2017, there were issued and outstanding 2,182,125 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This annual report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 7- “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  HV Bancorp, Inc. (the "Company" or "HV Bancorp") wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results.  The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates and changes in the duration of interest-earning assets and interest-bearing liabilities could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; and (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than investment in securities and owning the common stock of the Bank and having deposits in the Bank. At June 30, 2017, HV Bancorp, Inc. had total consolidated assets of $216.8 million, total consolidated deposits of $170.5 million, and total consolidated shareholders’ equity of $31.4 million. Our executive offices are located at 3501 Masons Mill Road, Suite 401, Huntingdon Valley, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

Huntingdon Valley Bank

Huntingdon Valley Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Pennsylvania Department of Banking and Insurance (the "Pennsylvania Department of Banking"). We have offices in Montgomery, Bucks and Philadelphia Counties, Pennsylvania. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

Huntingdon Valley Bank was founded in 1871 as a building and loan association.  In 1951, the association converted to a federal thrift charter, changed its name to “Huntingdon Valley Federal Savings & Loan Association” and became federally insured. In January 2000, we changed our corporate name to “Huntingdon Valley Bank.” On July 1, 2003, Huntingdon Valley Bank converted from a federally chartered mutual savings bank to a Pennsylvania chartered mutual savings bank.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and home equity lines of credit (“HELOCs”) and, to a lesser extent, construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

Our website address is www.myhvb.com.  Information on this website should not be considered a part of this annual report.

Market Area

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northeast suburban area of metropolitan Philadelphia. We primarily serve communities located in Montgomery, Bucks and Philadelphia Counties in Pennsylvania from our executive office, four full service bank offices, one limited service office, a loan origination office and a loan production office.

Our markets are demographically attractive, close to the business and financial district of Center City Philadelphia, and within commuting distance of Northern New Jersey and New York City. Based on the United States Census for 2016, Philadelphia, Montgomery and Bucks Counties have total populations of 1,568,000, 822,000 and 626,000, respectively, and the three counties comprise the 1st, 3rd and 4th largest counties in Pennsylvania, respectively. From 2017 to 2022, the populations of Philadelphia, Montgomery and Bucks Counties are expected to grow by 2.0%, 1.9% and 0.7%, respectively. Additionally, between June 2010 and June 2016, our market area has shown significant improvement in unemployment levels, decreasing from 10.8% to 6.9% for Philadelphia County, decreasing from 7.1% to 4.2% for Montgomery County and decreasing from 7.6% to 4.6% for Bucks County.  The foreclosure rate in July 2017 for the Commonwealth of Pennsylvania was 0.05%, compared to foreclosure rates of 0.06%, 0.06%, and 0.10% for Philadelphia, Montgomery and Bucks Counties, respectively. In terms of median household income and median disposable income, Montgomery and Bucks Counties rank 2nd and 3rd in Pennsylvania in each category, based on the United States Census. Based on the United States Census, the median household income between 2011 and 2015 was $38,253, $80,675 and $77,568 for Philadelphia, Montgomery and Bucks Counties, respectively.  The median value of owner occupied homes in Bucks County is nearly double the statewide median value, and home values in Bucks and Montgomery Counties rank 2nd and 3rd respectively of all the counties in Pennsylvania, based on the United States Census.

In 2015, the Philadelphia metropolitan area was the seventh largest total gross metropolitan product in the United States.  The economy of our market area is heavily based on education, life sciences and social services. The city of Philadelphia is home to many Fortune 500 companies, including cable television and internet provider Comcast; insurance company Lincoln Financial Group; energy company UGI; food services company Aramark; paper and packaging company Crown Holdings Incorporated; and hospital management company Universal Health Services. The city is also home to many universities and colleges.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money centers and regional banks, community banks and credit unions. Banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank, Santander and Citizens Financial Group, Inc. also operate in our market area. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, home equity loans and home equity lines of credit, and, to a lesser extent, commercial business loans, construction loans and consumer loans. Our primary business has been the origination and sale of one- to four-family residential real estate loans, most of which have been fixed-rate loans. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio. We intend to increase our emphasis on commercial real estate lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At June 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$88,578	79.06%	$71,980	76.75%	$63,425	75.70%
Home equity & HELOCs	5,466	4.88	6,448	6.87	6,662	7.95
Commercial real estate	12,191	10.88	11,620	12.39	12,662	15.11
Commercial business	3,801	3.39	558	0.59	634	0.76
Construction	2,004	1.79	3,179	3.39	365	0.44
Consumer	5	0.00	10	0.01	31	0.04
Total loans receivable	112,045	100.00%	93,795	100.00%	83,779	100.00%
Deferred loan origination costs	359		142		54
Allowance for loan losses	(593)		(487)		(514)
Total loans receivable, net	$111,811		$93,450		$83,319

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2017.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending June 30, 2018.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four- Family Real Estate Loans	Home Equity & HELOCs	Commercial Real Estate Loans	Commercial Business Loans	Construction Loans	Consumer Loans	Total
	(In thousands)
Due During the Years Ending June 30,
2018	$67	$42	$1,268	$3,801	$1,800	$5	$6,983
2019	41	23	1,139	—	—	—	1,203
2020	21	72	470	—	—	—	563
2021 to 2022	149	372	1,890	—	204	—	2,615
2023 to 2027	4,374	360	2,430	—	—	—	7,164
2028 to 2032	4,264	543	1,733	—	—	—	6,540
2033 and beyond	79,662	4,054	3,261	—	—	—	86,977
Total	$88,578	$5,466	$12,191	$3,801	$2,004	$5	$112,045

The following table sets forth our fixed and adjustable-rate loans at June 30, 2017 that are contractually due after June 30, 2018.

	Due After June 30, 2018
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$50,437	$38,074	$88,511
Home equity & HELOCs	24	5,400	5,424
Commercial real estate	8,659	2,264	10,923
Commercial business	—	—	—
Construction	—	204	204
Consumer	—	—	—
Total	$59,120	$45,942	$105,062

One- to Four-Family Residential Real Estate Lending.  At June 30, 2017, we had $88.6 million of loans secured by one- to four-family residential real estate, representing 79.1% of our total loan portfolio.  In addition, at June 30, 2017, we had $12.8 million of residential mortgages held for sale.  We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At June 30, 2017, 57.0% of our one- to four-family residential real estate loans were fixed-rate loans, and 43.0% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of June 30, 2017 was generally $424,100 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At June 30, 2017, we had $51.4 million in jumbo loans, which represented 58.0% of our one- to four-family residential real estate loans. Of the $51.4 million in jumbo loans, 64% or $32.8 million were variable  jumbo loans and 36% or $18.6 million were fixed jumbo loans. Our average loan size for jumbo loans was $619,000 at June 30, 2017.  We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower.  Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 90%.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the LIBOR and Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 5% for the first adjustment period and 2% per adjustment period thereafter, with a lifetime interest rate cap of generally 5% over the initial interest rate of the loan. We typically hold in portfolio our adjustable-rate one- to four-family residential real estate loans.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments.  Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates generally may be limited.

We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 85% loan to value on non-owner-occupied properties.

We have not offered but may offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also have not offered and will not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not had a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We generally require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. Substantially all of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by board-approved independent appraisers. Appraisals are subsequently reviewed by our loan underwriting department.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At June 30, 2017, outstanding home equity loans and equity lines of credit totaled $5.5 million, or 4.9%

of total loans outstanding.  At June 30, 2017, the unadvanced portion of home equity lines of credit totaled $7.9 million.  At June 30, 2017, $3.1 million of our home equity loans and lines of credit were in a junior lien position.

The underwriting standards utilized for home equity loans and home equity lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 80% when combined with the first security lien, if applicable.  Home equity loans are offered with fixed rates of interest and with terms up to 20 years.  Our home equity lines of credit generally have 30-year terms and adjustable-rates of interest, subject to a contractual floor, which are indexed to the prime rate.

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At June 30, 2017, we had $12.2 million in commercial real estate loans, representing 10.9% of our total loan portfolio.

Our commercial real estate loans generally have initial terms of five years and amortization terms of 20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At June 30, 2017, the average loan balance of our outstanding commercial real estate loans was $270,000, and the largest of such loans was a $1.3 million loan secured by a medical office in our market area.  This loan was performing in accordance with its terms at June 30, 2017.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  We generally require a debt service ratio of at least 1.20x.  All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors.

Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property, casualty and title insurance and flood insurance if the property is in a flood zone area.

Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Commercial Business Lending.  At June 30, 2017, we had $3.8 million of commercial business loans, representing 3.4% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area.  Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans.  In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Construction Lending.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans to individuals are made on the same general terms as our one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion. At June 30, 2017, we had $2.0 million of construction loans, representing 1.8% of our total loan portfolio.  At June 30, 2017, our largest construction loan was a $1.8 million loan secured by residential real estate. This loan was performing in accordance with its original terms at June 30, 2017.

The maximum loan-to-value of these loans is 80% of the lesser of the appraised value or the purchase price of the property, and all these loans include personal guarantees.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, some of these borrowers have more than one outstanding loan, so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.

Consumer Lending.  We offer on a limited basis consumer loans to individuals secured by deposit accounts. At June 30, 2017, our consumer loan portfolio totaled $5,000 consisting primarily of consumer overdraft accounts.

Loan Originations, Participations, Purchases and Sales

Most of our loan originations are generated by our loan personnel and from referrals from existing customers and real estate brokers. All loans we originate are underwritten pursuant to our policies and procedures.  While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended June 30, 2017, we sold $179.3 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2017, we had six participation loans for $3.8 million in which we were not the lead lender, of which one multi-family investment property with a carrying value of $100,000, is not performing in accordance with its original terms. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

We currently have an arrangement with a mortgage origination company affiliated with a national home builder to purchase residential one- to four-family real estate loans, all of which are jumbo adjustable-rate loans. As of June 30, 2017, we have purchased $10.6 million of loans pursuant to this relationship. The homes are located in Pennsylvania, New Jersey and Delaware. Additionally, we have an arrangement with a full-service mortgage lender to purchase primarily jumbo adjustable-rate one- to four-family residential real estate loans. As of June 30, 2017, we have purchased $8.0 million of such loans pursuant to this relationship. These loans are originated pursuant to our underwriting guidelines and subject to our underwriting process prior to when we purchase the loan.  We intend to maintain these current relationships and in the future we will look for additional opportunities to expand our purchase of one- to four-family real estate loans.

The following table shows our loan originations, sales and repayment activities for the years indicated, including loans held for sale.

	For the Year Ended June 30,
	2017	2016	2015
	(In thousands)
Total loans at beginning of year (1)	$118,471	$100,040	$98,189
Loan originations:
Residential:
One- to four-family (1)	202,503	182,962	171,114
Home equity & HELOCs	430	2,989	298
Commercial real estate	1,796	1,198	2,399
Commercial business	3,386	—	—
Construction	—	2,970	460
Consumer loans	5	4	4
Total loans originated	208,120	190,123	174,275

Sales and loan principal repayments:
Principal repayments	22,494	13,914	12,973
Loan sales	179,268	157,778	159,451
Net loan activity	6,358	18,431	1,851
Total loans at end of year (1)	$124,829	$118,471	$100,040

(1)	Table includes loans held for sale

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Huntingdon Valley Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $3.6 million as of June 30, 2017.  At June 30, 2017, our largest credit relationship totaled $1.8 million, consisting of a construction loan secured by residential real estate.  At June 30, 2017, this loan relationship was performing in accordance with its current terms.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower's ability to repay the loan and the value of the property securing the loan. To assess the borrower's ability to repay, we review the borrower's income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers who are approved by our board of directors. All real estate secured loans generally require fire, title and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by Huntingdon Valley Bank are subject to our underwriting guidelines.

The following limitations apply to originations of loans.  An underwriter may approve loans up to $417,000, and an executive vice president, assistant vice president or senior underwriter officer may approve loans up to $500,000.  The Officer Loan Committee must approve “jumbo” loans (currently, loans between $500,000 to $650,000), construction loans and any conventional loans not receiving automated underwriting system recommendation.  The Executive Management Committee must approve loans in excess of $650,000.  The board of directors must approve loans in excess of $900,000 that are exceptions to the Bank’s lending policy.

Delinquencies, Non-Performing Assets and Classified Assets

Delinquency Procedures. When a loan is 15 days past due, we send the borrower a late notice. We generally also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017
Residential:
One- to four-family	4	$381	10	$950	14	$1,331
Home equity & HELOCs	—	—	2	110	2	110
Commercial real estate	—	—	1	100	1	100
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$381	13	$1,160	17	$1,541

At June 30, 2016
Residential:
One- to four-family	3	$317	5	$659	8	$976
Home equity & HELOCs	1	79	2	227	3	306
Commercial real estate	—	—	1	100	1	100
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$396	8	$986	12	$1,382

At June 30, 2015
Residential:
One- to four-family	2	$156	12	$1,277	14	$1,433
Home equity & HELOCs	—	—	2	147	2	147
Commercial real estate	—	—	2	226	2	226
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$156	16	$1,650	18	$1,806

Non-Performing Loans.  Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At June 30, 2017, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent. Interest income that would have been recorded for the year ended June 30, 2017 had non-accruing loans been current according to their original terms amounted to $84,000.  We recognized $63,000 of interest income for these loans for the year ended June 30, 2017.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had no other real estate owned at June 30, 2017 as compared to $115,000 as of June 30, 2016.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  We had no accruing loans past due 90 days or more at June 30, 2017, 2016 or 2015. Additionally, we had no non-accruing troubled debt restructurings at June 30, 2017, 2016 or 2015.

	At June 30,
	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,198	$818	$1,277
Home equity & HELOCs	110	227	147
Commercial real estate	100	100	226
Commercial business	—	—	—
Construction	—	—	—
Consumer	—	—	—
Total non-accrual loans	1,408	1,145	1,650

Total non-performing loans	1,408	1,145	1,650

Real estate owned	—	115	574
Other non-performing assets	—	—	—
Total non-performing assets	$1,408	$1,260	$2,224

Ratios:
Total non-performing loans to total loans	1.26%	1.23%	1.97%
Total non-performing loans to total assets	0.65%	0.63%	0.99%
Total non-performing assets to total assets	0.65%	0.69%	1.33%

Non-performing loans increased to $1.4 million, or 1.26% of total loans, at June 30, 2017 from $1.1 million, or 1.23% of total loans, at June 30, 2016.  This increase was due primarily to a $380,000 increase in non-performing one- to four-family residential real estate loans. Non-performing one- to four-family residential real estate loans totaled $1.2 million at June 30, 2017.  Non-performing home equity loans and home equity lines of credit totaled $110,000 at June 30, 2017.  Non-performing commercial real estate loans totaled $100,000 at June 30, 2017.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At June 30, 2017, we had $552,000 of loans designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate.  General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed.  Management reviews the status of each loan on our watch list on a quarterly basis with the full board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,”  “substandard,”  “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2017, 2016 or 2015.  The classified assets total at June 30, 2017 includes $1.4 million of non-performing loans.

	At June 30,
	2017	2016	2015
	(In thousands)
Classified assets:
Substandard	$2,204	$1,891	$2,809
Doubtful	—	—	—
Loss	—	—	—
Total classified assets	$2,204	$1,891	$2,809
Special Mention	$552	$598	$412

The increase in classified assets was due to a $313,000 increase in substandard assets primarily due to an $373,000 increase in substandard one- to four-family residential real estate loans partially offset by decreases of $31,000 in substandard home equity and HELOCs and $9,000 in substandard commercial real estate and $20,000 in substandard commercial business. Substandard assets at June 30, 2017 consisted of $1.4 million in non-accrual loans and $1.3 million in loans that were performing.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.   The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review the allowance for loan losses. These regulators may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.

We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$487	$514	$705

Charge-offs:
Residential:
One- to four-family	—	—	(233)
Home equity & HELOCs	(125)	—	—
Commercial real estate	—	(34)	(31)
Commercial business	—	—	—
Construction	—	—	—
Consumer	(4)	(3)	(7)
Total charge-offs	(129)	(37)	(271)

Recoveries:
Residential:
One- to four-family	8	—	—
Home equity & HELOCs	—	—	—
Commercial real estate	25	—	—
Commercial business	—	—	—
Construction	—	—	—
Consumer	1	1	1
Total recoveries	34	1	1

Net charge-offs	(95)	(36)	(270)
Provision for loan losses	201	9	79
Balance at end of year	$593	$487	$514

Ratios:
Net charge-offs to average loans outstanding	0.10%	0.04%	0.32%
Allowance for loan losses to non-performing loans at end of year	42.15%	42.53%	31.15%
Allowance for loan losses to total loans at end of year	0.53%	0.52%	0.61%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$399	67.28%	79.06%	$314	64.48%	76.75%
Home equity & HELOCs	38	6.41	4.88	18	3.70	6.87
Commercial real estate	89	15.01	10.88	131	26.90	12.39
Commercial business	58	9.78	3.39	23	4.72	0.59
Construction	9	1.52	1.79	1	0.20	3.39
Consumer	—	—	—	—	—	0.01
Total allocated allowance	593			487
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$593	100.00%	100.00%	$487	100.00%	100.00%

	At June 30,
	2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$219	42.61%	75.70%
Home equity & HELOCs	19	3.70	7.95
Commercial real estate	230	44.75	15.11
Commercial business	45	8.75	0.76
Construction	—	—	0.44
Consumer	—	—	0.04
Total allocated allowance	513
Unallocated allowance	1	0.19	0.00
Total allowance for loan losses	$514	100.00%	100.00%

At June 30, 2017, our allowance for loan losses represented 0.53% of total loans and 42.15% of non-performing loans.  There were $95,000 in net loan charge-offs during the year ended June 30, 2017.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result.  Furthermore, as an integral part of its examination process, the FDIC and the Pennsylvania Department of Banking will periodically review our allowance for loan losses.  The FDIC and the Pennsylvania Department of Banking may require that we increase our allowance based on its judgments of information available to it at the time of its examination.  Any material increase in the allowance for loan losses will adversely affect our financial condition and results of operations.

Investment Activities

General. Our investment policy is established by the board of directors.  Our current investment policy authorizes us to invest in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

The objectives of the policy are to:

•	enhance profitability within our overall asset/liability management objectives;
•	absorb funds when loan demand is low and infuse funds when demand is high;
•	provide liquidity necessary to conduct our day‑to‑day business activities;
•	add high credit quality assets to our balance sheet;
•

improve our interest rate risk management by providing a method for maintaining an appropriate balance between the sensitivity to changes in interest rates of:  1) interest income from loans and investments; and 2) interest expense from deposits and borrowings;

•	provide collateral for pledging requirements;
•	generate a favorable return on investments without compromising other investment objectives; and
•	evaluate and take advantage of opportunities to generate tax-exempt income when it is appropriate given our tax position.

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Securities designated as available-for -sale are reported at fair value, while securities designated as held- to-maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the board of directors.

At June 30, 2017, the held-to-maturity portfolio, which is carried at amortized cost, totaled $11.8 million, or 5.4% of total assets and the available-for-sale portfolio, which is carried at fair value, totaled $42.8 million, or 19.7% of total assets.

United States Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2017, United States government securities consisted of fixed-rate Small Business Administration (“SBA”) Participation Certificates.

Corporate Notes. At time of purchase, we invest in investment grade corporate bonds, both fixed and floating rate instruments, and generally consisting of corporate bonds issued by large financial institutions.

Collateralized Mortgage Obligations. We invest in fixed rate collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Freddie Mac or Fannie Mae. A CMO is a type of mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectus.

Ginnie Mae is a government agency within the Department of Housing and Urban Development and is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. government with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Municipal Securities. We invest in fixed-rate investment grade bonds issued primarily by municipalities in the Commonwealth of Pennsylvania.

Bank Certificates of Deposit. We invest in certificates of deposit issued by geographically dispersed large financial institutions that are insured by the FDIC.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of Pittsburgh common stock) at the dates indicated.

	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Government securities	$4,330	$4,340	$1,493	$1,521	$2,958	$2,927
Corporate notes	11,231	11,226	8,423	8,327	5,822	5,683
Collateralized mortgage obligations	12,668	12,567	9,879	9,831	16,467	16,026
Mortgage-backed securities	4,520	4,435	6,980	7,009	7,033	6,888
Municipal securities	3,517	3,507	3,524	3,566	4,402	4,324
Bank certificates of deposit	6,742	6,745	2,994	3,027	2,249	2,240
Total securities available-for-sale	$43,008	$42,820	$33,293	$33,281	$38,931	$38,088

Securities held-to-maturity:
Corporate notes	$2,000	$2,012	$—	$—	$—	$—
Municipal securities	9,809	9,884	5,825	5,941	4,744	4,732
Total securities held-to-maturity	$11,809	$11,896	$5,825	$5,941	$4,744	$4,732

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2017 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government securities	$—	—%	$62	2.89%	$—	—%	$4,268	2.54%	$4,330	$4,340	2.55%
Corporate notes	—	—	6,170	2.12	5,061	2.78	—	—	11,231	11,226	2.41
Collateralized mortgage obligations	—	—	—	—	—	—	12,668	2.44	12,668	12,567	2.44
Mortgage-backed securities	—	—	3	3.33	2	7.94	4,515	2.54	4,520	4,435	2.54
Municipal securities	—	—	3,517	1.81	—	—	—	—	3,517	3,507	1.81
Bank certificates of deposit	750	1.08	5,493	1.80	499	2.22	—	—	6,742	6,745	1.75
Total securities available-for-sale	$750	1.08%	$15,245	1.94%	$5,562	2.73%	$21,451	2.48%	$43,008	$42,820	2.30%

Securities held-to-maturity:
Corporate notes	$—	—%	$—	—%	$2,000	6.08%	$—	—%	$2,000	2,012	6.08%
Municipal securities	—	—	2,643	1.36	5,496	2.22	1,670	2.87	9,809	$9,884	2.10
Total securities held-to-maturity	$—	—%	$2,643	1.36%	$7,496	3.25%	$1,670	2.87%	$11,809	$11,896	2.77%

{Clients/1582/00300225.DOC/ }	19

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We may also use borrowings, primarily Federal Home Loan Bank of Pittsburgh advances, to supplement cash flow needs, as necessary.  In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, NOW accounts, money market accounts, certificates of deposit and checking accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have not in the past used, and currently do not hold, any brokered deposits. At June 30, 2017, our core deposits, which are deposits other than certificates of deposit, were $142.6 million, representing 83.6% of total deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands.  Our ability to generate deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.  We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total interest-bearing deposits by account type for the years indicated.

	For the Years Ended June 30,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW accounts – interest- bearing	$39,375	25.67%	0.48%	$30,178	22.55%	0.13%	$27,798	20.06%	0.13%
Money market deposit accounts	26,572	17.32%	0.33%	27,030	20.19%	0.25%	28,886	20.84%	0.25%
Passbook and statement savings accounts	34,702	22.62%	0.30%	34,441	25.73%	0.30%	33,341	24.06%	0.29%
Checking accounts	18,859	12.30%	0.11%	3,511	2.62%	0.34%	4,379	3.16%	0.39%
Certificates of deposit	33,893	22.09%	1.00%	38,696	28.91%	1.10%	44,196	31.88%	1.13%
Total interest-bearing deposits	$153,401	100.00%	0.48%	$133,856	100.00%	0.48%	$138,600	100.00%	0.52%

As of June 30, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $11.7 million.  The following table sets forth the maturity of those certificates as of June 30, 2017.

At June 30, 2017
(In thousands)
Three months or less	$1,082
Over three months through six months	663
Over six months through one year	2,267
Over one year to three years	6,229
Over three years	1,414
Total	$11,655

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2017, we had $9.0 million in advances from the Federal Home Loan Bank of Pittsburgh.  At June 30, 2017, based on available collateral and our ownership of Federal Home Loan Bank of Pittsburgh stock, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $67.4 million. Additionally, at June 30, 2017, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of fair value of collateral held by the Federal Reserve Bank, which was $2.4 million at June 30, 2017. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank during the year ended June 30, 2017.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Years Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$9,000	$20,000	$7,000
Average balance during year	$14,321	$8,863	$7,000
Maximum outstanding at any month end	$20,000	$20,000	$7,000
Weighted average interest rate at end of year	1.20%	0.86%	0.78%
Weighted average interest rate during year	1.03%	1.06%	0.86%

We have also entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at and for the periods shown:

	At or For the Years Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$2,883	$3,929	$3,502
Average balance during year	$1,935	$1,998	$2,854
Maximum outstanding at any month end	$4,277	$3,929	$4,688
Weighted average interest rate at end of year	0.19%	0.08%	0.16%
Weighted average interest rate during year	0.16%	0.15%	0.14%

Subsidiary Activities

Huntingdon Valley Bank is the only wholly-owned subsidiary of HV Bancorp.  Huntingdon Valley Bank has no subsidiaries.

Employees

As of June 30, 2017 we had 74 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Regulation and Supervision

Huntingdon Valley Bank is a savings bank organized under the laws of the Commonwealth of Pennsylvania. The lending, investment, and other business operations of Huntingdon Valley Bank are governed by Pennsylvania law and regulations, as well as applicable federal law and regulations, and Huntingdon Valley Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Huntingdon Valley Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders.  Huntingdon Valley Bank also is a member of and owns stock in the Federal Home Loan Bank of Pittsburgh, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of insurance assessments and other fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as Huntingdon Valley Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, HV Bancorp is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  HV Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of HV Bancorp and Huntingdon Valley Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Huntingdon Valley Bank and HV Bancorp.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Huntingdon Valley Bank and HV Bancorp.

Pennsylvania Bank Regulation

Activity Powers.  The Pennsylvania Department of Banking will regulate the internal organization of Huntingdon Valley Bank, as well as our activities, including, deposit-taking, lending and investment.  The basic authority for our activities is specified by Pennsylvania law and by regulations, policies and directives issued by the Pennsylvania Department of Banking.  The FDIC also regulates many of the areas regulated by the Pennsylvania Department of Banking, and federal law limits some of the authority that the Pennsylvania Department of Banking grants to us.

Examination and Enforcement.  The Pennsylvania Department of Banking regularly examines state chartered banks in such areas as reserves, loans, investments, management practices and other aspects of operations.  Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examinations, the current practice is for the Pennsylvania Department of Banking to conduct individual examinations.  The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

Loans-to-One-Borrower Limitations.  With certain specified exceptions, a Pennsylvania chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of a savings bank’s capital accounts. Under the Pennsylvania Banking Code, loans which are secured by collateral which has a market value of not less than 120% of the amount of the obligations secured by such collateral are excluded from the loan-to-one-borrower limitation up to an aggregate limit for 15% of the savings bank’s capital accounts.

Loans to Huntingdon Valley Bank’s Insiders.  Pennsylvania law provides that we may make loans to our executive officers and directors and greater than 10% stockholders in accordance with federal regulations, as discussed below.

Dividend Restrictions.  HV Bancorp is a legal entity separate and distinct from its subsidiary, Huntingdon Valley Bank.  There are various legal and regulatory restrictions on the extent to which Huntingdon Valley Bank can, among other things, finance or otherwise supply funds to HV Bancorp. Specifically, dividends from Huntingdon Valley Bank are the principal source of HV Bancorp’s cash funds and there are certain legal restrictions under Pennsylvania law and regulations on the payment of dividends by state-chartered banks.  The Pennsylvania Department of Banking, the FDIC and the Federal Reserve Board also have authority to prohibit HV Bancorp and Huntingdon Valley Bank from engaging in certain practices deemed to be unsafe and unsound.  The payment of dividends could, depending upon the condition of HV Bancorp and Huntingdon Valley Bank, be deemed to constitute an unsafe and unsound practice.

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings.  In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain.  Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock.  We may invest surplus funds in the same manner as deposits, subject to certain exceptions.  In addition, dividends may not be declared or paid if a bank is in default in payment of any assessment due the FDIC.

Minimum Capital Requirements. Regulations of the Pennsylvania Department of Banking impose on Pennsylvania chartered depository institutions, including Huntingdon Valley Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Federal Bank Regulation

Capital Requirements.  Federal regulations require state banks to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets ratio; and a Tier 1 capital to total assets leverage ratio.  The capital standards were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets ratios of at least 4.5%, 6% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  For 2017, the capital conservation buffer is 1.25% of risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities.  All FDIC insured banks, including savings banks, are generally limited in their equity investment activities to equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined by the FDIC that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits.  Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan.  Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates and Regulation W of the Federal Reserve Regulations.  Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus.  Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate.  In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these persons, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Huntingdon Valley Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts.  Huntingdon Valley Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Huntingdon Valley Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Institutions deemed less risky pay lower FDIC assessments.  The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Huntingdon Valley Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2017, the annualized FICO assessment was equal to 0.54 of a basis point of total assets less tangible capital.

Privacy Regulations.  Federal regulations generally require that Huntingdon Valley Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Huntingdon Valley Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Huntingdon Valley Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act.  Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Huntingdon Valley Bank’s latest federal CRA rating was “Satisfactory.”

USA Patriot Act.  Huntingdon Valley Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by Huntingdon Valley Bank are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Huntingdon Valley Bank also are subject to, among others, the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $115.1 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Huntingdon Valley Bank is in compliance with these requirements.

Federal Home Loan Bank System
Huntingdon Valley Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Huntingdon Valley Bank was in compliance with this requirement at June 30, 2017. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Huntingdon Valley Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of June 30, 2017, no impairment has been recognized.

Holding Company Regulation

HV Bancorp, as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. HV Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for HV Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking.  HV Bancorp has not elected to become a “financial holding company.”

HV Bancorp is not subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies.  Legislation was enacted in December 2014 requiring the Federal Reserve Board to generally extend its "Small Bank Holding Company" exemption from consolidated holding company capital requirements to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing the new legislation were effective May 15, 2015. Consequently, bank holding companies with less than $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.  The Federal Reserve Board has issued guidance which requires consultation with the Federal Reserve Board prior to a redemption or repurchase in certain circumstances.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of HV Bancorp to pay dividends or otherwise engage in capital distributions.

HV Bancorp and Huntingdon Valley Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of HV Bancorp or Huntingdon Valley Bank.

HV Bancorp’s status as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws

HV Bancorp common stock is registered with the Securities and Exchange Commission.  HV Bancorp is also subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in HV Bancorp’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of HV Bancorp may be resold without registration.  Shares purchased by an affiliate of HV Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If HV Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of HV Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of HV Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, HV Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets.  Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of our initial public stock offering.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.  However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure, regardless of the exemptions, so long as we remain a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as HV Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with HV Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

Federal Taxation

General.  HV Bancorp and Huntingdon Valley Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to HV Bancorp and Huntingdon Valley Bank.

Method of Accounting.  For federal income tax purposes, Huntingdon Valley Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30th for filing its federal income tax returns.

Bad Debt Reserves. Historically, Huntingdon Valley Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1988. Huntingdon Valley Bank recaptured its excess reserve balance.

Currently, Huntingdon Valley Bank uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. At June 30, 2017, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At June 30, 2017, Huntingdon Valley Bank had approximately $177,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2017, Huntingdon Valley Bank had no federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At June 30, 2017, Huntingdon Valley Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at June 30, 2017.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of June 30, 2017, the net book value of our office properties (including leasehold improvements) was $1.3 million.  The following table sets forth information regarding our offices (in thousands):

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Administrative Offices:
Executive Office: 3501 Masons Mill Road Suite 401 Huntingdon Valley, PA 19006	Leased	2011	$—
Mortgage Production Office: 1388 W. Street Road Warminster, PA 18974	Leased	2010	45
Mortgage Origination Office: 539 Bethlehem Pike Montgomeryville, PA 18936	Leased	2013	—
Banking Offices:
Main Office: 2617 Huntingdon Pike Huntingdon Valley, PA 19006	Leased	2006	—
Plumsteadville: 5725 Easton Road Plumsteadville, PA 18949	Owned	2002	1,152
Warrington Plaza Shopping Center: Route 611 & Street Road Warrington, PA 18976	Leased	1994	39
Justa Farm Shopping Center: 1900 County Line Road Huntingdon, PA 19006	Leased	1995	96
Limited Service Office: 8580 Verree Road Philadelphia, PA 19111	Leased	2007	—

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of June 30, 2017 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of September 15, 2017 was 888.  Certain shares of HV Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

	Price Per Share 2017
	High	Low
Fourth quarter	$14.48	$13.87
Third quarter	14.58	13.08

HV Bancorp, Inc. has never paid a cash dividend.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will ever be paid or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to HV Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Huntingdon Valley Bank.

Under the rules of the FDIC and the Federal Reserve Board, Huntingdon Valley Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized.  For information concerning additional federal laws and regulations regarding the ability of Huntingdon Valley Bank to make capital distributions, including the payment of dividends to HV Bancorp, see “Item 1—Business—Taxation—Federal Taxation” and “Item 1—Business—Supervision and Regulation.”

Unlike Huntingdon Valley Bank, the Company is not restricted by FDIC regulations on the payment of dividends to its shareholders.  However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of HV Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

At June 30, 2017, HV Bancorp, Inc. did not have any equity compensation plans. HV Bancorp, Inc. did not repurchase any of its shares during the quarter ended June 30, 2017.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of HV Bancorp and subsidiary at or for the year ended June 30, 2017.  Selected historical financial and other data at or for the years ended June 30, 2016 and 2015 are for Huntingdon Valley Bank.  The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended June 30, 2017 and 2016 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of HV Bancorp. and subsidiary beginning at page 50 of  this annual report.  The information at and for the year ended June 30, 2015 is derived in part from audited financial statements that are not included in this annual report.

	At June 30,
	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$216,765	$182,023	$167,298
Cash and cash equivalents	28,577	15,427	15,596
Investment securities available-for-sale, at fair value	42,820	33,281	38,088
Investment securities held-to-maturity	11,809	5,825	4,744
Loans held for sale at fair value	12,784	24,676	16,261
Loans receivable, net	111,811	93,450	83,319
Deposits	170,481	141,771	142,877
Federal Home Loan Bank advances	9,000	20,000	7,000
Securities sold under agreements to repurchase	2,883	3,929	3,502
Total liabilities	185,324	169,052	155,842
Total equity	31,441	12,971	11,456

	For the Years Ended June 30,
	2017	2016	2015
	(In thousands)
Selected Data:
Interest income	$5,734	$5,302	$5,057
Interest expense	891	746	785
Net interest income	4,843	4,556	4,272
Provision for loan losses	201	9	79
Net interest income after provision for loan losses	4,642	4,547	4,193
Gain on sale of loans, net	5,515	4,116	3,840
Other non-interest income (loss)	(573)	1,242	1,069
Non-interest income	4,942	5,358	4,909
Non-interest expense	8,820	8,354	8,339
Income before income taxes	764	1,551	763
Income tax expense	195	525	135
Net income	$569	$1,026	$628

	At or For the Years Ended June 30,
	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.28%	0.62%	0.38%
Return on average equity	2.72%	8.69%	5.55%
Interest rate spread (1)	2.46%	2.85%	2.65%
Net interest margin (2)	2.52%	2.90%	2.68%
Efficiency ratio (3)	90.14%	84.26%	90.83%
Average interest-earning assets to average interest-bearing liabilities	113.16%	108.72%	107.23%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.65%	0.69%	1.33%
Non-performing loans as a percent of total loans	1.26%	1.23%	1.97%
Allowance for loan losses as a percent of non-performing loans	42.15%	42.53%	31.15%
Allowance for loan losses as a percent of total loans	0.53%	0.52%	0.61%
Net charge-offs to average outstanding loans during the year	0.10%	0.04%	0.32%

Capital Ratios: (4)
Common equity tier 1 capital (to risk weighted assets)	21.21%	12.04%	12.46%
Tier 1 leverage (core) capital (to adjusted tangible assets)	11.23%	7.63%	6.82%
Tier 1 risk-based capital (to risk weighted assets)	21.21%	12.04%	12.46%
Total risk-based capital (to risk weighted assets)	21.75%	12.49%	13.02%
Average equity to average total assets	10.39%	7.10%	6.76%

Other Data:
Number of full service offices	4	4	4
Number of employees	74	65	57

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for Huntingdon Valley Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at June 30, 2017 and 2016 and our results of operations for the years ended June 30, 2017 and 2016.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 50 of this annual report.

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Warminster, Pennsylvania and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are to:

•

Continue to Originate and Sell Certain Residential Real Estate Loans.  Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank.  During the year ended June 30, 2017, we originated $168.0 million in one- to four-family residential real estate loans held for sale, selling $179.3 million in one- to four-family residential real estate loans held for sale for gains on sale of $5.5 million. Similarly, during the year ended June 30, 2016, we originated $161.7 million in one- to four-family residential real estate loans held for sale, selling $157.8 million in one- to four-family residential real estate loans held for sale for gains on sale of $4.1 million. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the interest rate risk of our loan portfolio. We also intend to expand our portfolio of jumbo adjustable-rate one- to four-family residential real estate loans in order to increase interest income and help manage our interest rate risk. At June 30, 2017, we had $39.9 million in jumbo adjustable-rate one- to four-family residential real estate loans, which represented 45.0% of our one- to four-family residential real estate loan portfolio compared to $38.6 million or 53.6% of our one- to four-family residential real estate loan portfolio at June 30, 2016. We originate these loans internally through our relationships with real estate brokers and purchase loans through our relationships with certain mortgage originators. All purchased loans must comply with our underwriting standards.

36

•

Increase Commercial Real Estate Lending.  In order to increase the yield on our loan portfolio and reduce the term to repricing, we plan to increase our commercial real estate lending while maintaining what we believe are conservative underwriting standards.  We will focus our commercial real estate lending on small businesses located in our market area, targeting owner-occupied businesses such as professional service providers.

•

Maintain High Asset Quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy.  At June 30, 2017, our non-performing assets to total assets ratio was 0.65%.  Because substantially all of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Increase our Lower-Cost Core Deposits.  NOW, passbook, checking and money market accounts are a lower cost source of funds than time deposits, and we have made a concerted effort to increase lower-cost transaction deposit accounts and reduce time deposits.  Our ratio of core (non-time) deposits to total deposits has increased from 73.5% at June 30, 2016 to 83.6% at June 30, 2017 primarily as a result of the introduction of a new demand product attracting clients of local professional firms such as CPA firms, totaling $23.3 million at June 30, 2017. We plan to continue to aggressively market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as remote deposit capture, internet banking, mobile banking and mobile capture.

•

Expand our banking franchise as opportunities arise through acquisitions of other financial institutions.  We currently operate from four full service and one limited service banking offices.  In order to grow our assets to mitigate the increasing costs of regulatory compliance, we intend to evaluate expansion opportunities, primarily through potential acquisitions of local financial institutions.  We would seek to expand our presence in Montgomery, Bucks or Philadelphia Counties, Pennsylvania.  However, we currently have no understandings or agreements with respect to acquiring any financial institution.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2015, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period.  Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for loan losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgage, home equity, home equity lines of credit and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.

These qualitative risk factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
•	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans;
•	Nature and volume of the portfolio and terms of loans;
•	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications;
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•	Effect of external factors, such as competition and legal and regulatory requirements.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

See Note 1 of the notes to the audited consolidated financial statements of the Company included in this annual report.

Deferred Tax Assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision. At June 30, 2017 and 2016, no valuation allowance related to deferred tax assets were recorded.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies, these assumptions require us to make judgments about future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and the impact of tax planning strategies. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which we had established a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

See Note 1 of the notes to the audited consolidated financial statements of the Company included in this annual report.

Investment Securities. Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not it will be required to sell the security prior to an anticipated recovery of fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit losses) and (b) the amount of the total other-than-temporary impairment related to other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Real Estate Owned. Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors. Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The fair value of other real estate owned is determined using current market appraisals obtained from approved independent appraisers, agreements of sale, and comparable market analyses from real estate brokers, where applicable. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment to real estate owned and expense or sale of real estate owned, or net gain (loss) on sale of assets acquired through foreclosure, respectively.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A more detailed description of the fair values measured at each level of the fair value hierarchy and our methodology can be found in Note 13 of the audited consolidated financial statements of the Company included in this annual report.

Derivative Instruments and Hedging Activities. We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, we do not use derivatives for speculative purposes. All of our derivative instruments that are measured at fair value on a recurring basis and are included in the consolidated statements of financial condition as mortgage banking derivatives and other liabilities.  The fair value of our derivative instruments, other than Interest Rate Lock Commitments (“IRLC”) is determined by utilizing quoted prices from dealers in such securities or third-party models utilizing observable market inputs. The fair value of the Company’s IRLC instruments are based upon the underlying mortgage loan adjusted for the probability of such commitments being exercised and estimated costs to complete and originate the loan. The changes in the fair value of derivative instruments are included in non-interest income in the consolidated statements of income.

To be announced securities (“TBAs”) are “forward delivery” securities considered derivative instruments under derivatives and hedging accounting guidance, (FASB ASC 815). We utilize TBAs to protect against the price risk inherent in derivative loan commitments. TBAs are valued based on forward dealer marks from our approved counterparties. We utilize a third-party market pricing service, which compiles current prices for instruments from market sources and those prices represent the current executable price. TBAs are recorded at fair value on the consolidated statements of financial condition in mortgage derivatives and other liabilities with changes in fair value recorded in non-interest income in the consolidated statements of income.

Loan commitments that are derivatives are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives and as other liabilities with changes in their fair values recorded as a gain in hedging instruments in non-interest income in the consolidated statements of income.  Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. We are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. We have used mandatory commitments to substantially reduce these risks.  See Note 9 Derivatives and Risk Management Activities in the audited consolidated financial statements of the Company in this annual report.

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Total Assets

Total assets increased $34.8 million, or 19.1%, to $216.8 million at June 30, 2017 from $182.0 million at June 30, 2016. The increase was primarily the result of increases of $18.3 million in loans receivable, which was primarily due to a $16.6 million increase in residential one-to four family loans which was primarily from our new correspondent lending channel which originated loans of $9.7 million during 2017. In addition, investment securities increased by $15.5 million and cash and cash equivalents increased by $13.2 million during 2017 which was partially offset by a decrease of $11.9 million in loans held for sale during the year ended June 30, 2017.

Cash and cash equivalents

Cash and cash equivalents increased $13.2 million, or 85.7%, to $28.6 million at June 30, 2017 from $15.4 million at June 30, 2016, primarily as a result of the proceeds received by the Company relating to the initial public offering of the Company, which has not yet fully been deployed into loans and securities. Additionally, an increase in deposits of $28.7 million, partially offset by a decrease in Federal Home Loan Bank (“FHLB”) Advances of $11.0 million also contributed to the increase in cash and cash equivalents in 2017.

Investment Securities

Investment securities increased by $15.5 million, or 39.6%, to $54.6 million at June 30, 2017 from $39.1 million at June 30, 2016. The increase was primarily due to purchases of $24.8 million in new securities, partially offset by sales and principal repayments of $9.0 million and an increase in unrealized losses on securities available-for-sale of $176,000. At June 30, 2017, our held-to-maturity portion of the securities portfolio, at amortized cost, was $11.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $42.8 million compared to held-to-maturity portion of $5.8 million and $33.3 million available-for-sale portion of the securities portfolio at June 30, 2016.

Net Loans

Net loans increased $18.3 million, or 19.6%, to $111.8 million at June 30, 2017 from $93.5 million at June 30, 2016. One- to four-family residential real estate loans increased $16.6 million, or 23.1%, to $88.6 million at June 30, 2017 from $72.0 million at June 30, 2016 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans increased by $600,000 from $11.6 million at June 30, 2016 to $12.2 million at June 30, 2017. Construction loans decreased $1.2 million from $3.2 million at June 30, 2016 to $2.0 million at June 30, 2017. Home equity and HELOC loans decreased $900,000 to $5.5 million at June 30, 2017 from $6.4 million at June 30, 2016 primarily as a result of borrower refinancing.

Loans Held For Sale

Loans held for sale decreased $11.9 million, or 48.2%, to $12.8 million at June 30, 2017 from $24.7 million at June 30, 2016 as the pipeline of one- to four-family residential real estate loans decreased during the year ended June 30, 2017 due to increases in interest rates resulting in lower demand.

Deposits

Deposits increased $28.7 million, or 20.3%, to $170.5 million at June 30, 2017 from $141.8 million at June 30, 2016.  Our core deposits (consisting of NOW, money market, pass book and statement and checking accounts) increased by $38.3 million, or 36.7%, to $142.6 million at June 30, 2017 from $104.3 million at June 30, 2016, primarily as a result of the introduction of a new demand product attracting clients of local professional firms such as CPA firms, totaling $23.3 million at June 30, 2017. Offsetting the increase in core deposits was a decrease of $9.6 million, or 25.6% in certificates of deposit to $27.9 million at June 30, 2017 from $37.5 million at June 30, 2016 which was primarily due to the Bank’s allowing higher costing certificates of deposit held by credit unions and banks (through deposit listing services) to mature without renewing.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $11.0 million from $20.0 million at June 30, 2016 to $9.0 million at June 30, 2017.  The reduction was primarily due to scheduled maturities, which were not replaced due to managements deployment of funds resulting in the $28.7 million or 20.3% increase in deposits between June 30, 2016 and June 30, 2017.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased $1.0 million, or 25.6%, to $2.9 million at June 30, 2017 from $3.9 million at June 30, 2016 as a result of a reduction in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $18.4 million to $31.4 million at June 30, 2017 compared to $13.0 million at June 30, 2016 primarily as a result of the issuance of the Company’s common stock from the completion of the mutual-to-stock conversion which increased equity by $20.4 million in January 2017, and net income for the year ended June 30, 2017 of $569,000. These increases in consolidated shareholders’ equity were partially offset by purchased ESOP shares of $2.4 million, established as part of the creation of the Huntingdon Valley Bank Employee Stock Ownership Plan and other comprehensive losses of $104,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio.

Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016

General

Net income decreased $457,000 to $569,000 for the year ended June 30, 2017 from $1.0 million for the year ended June 30, 2016. The decrease in net income was primarily due to a decrease in revenue associated with our mortgage banking activities.  Our mortgage banking activities include (i) gains on loans held for sale, (ii) gains or losses from hedging instruments and (iii) changes in fair value of loans held for sale.  Gains on loans held for sale increased by $1.4 million to $5.5 million for the year ended June 30, 2017, from $4.1 million for the year ended June 30, 2016. Losses from hedging instruments associated with the loans held for sale increased by $841,000, to a loss of $337,000 for the year ended June 30, 2017, from a gain of $504,000 for the year ended June 30, 2016. Changes in the fair value of loans held for sale decreased by $962,000, to a loss of $578,000 for the year ended June 30, 2017 from a gain of $384,000 for the year ended June 30, 2016.  The net impact of these three components of our mortgage banking activities contributed to a decrease in non-interest income of $404,000 as total mortgage banking revenue decreased to $4.6 million for the year ended June 30, 2017 from $5.0 million for the year ended June 30, 2016.

The losses from hedging instruments included net gains and losses from derivative instruments on loan commitments for loans that will be held for sale. These gross gains or losses are recorded as (i) gains or losses on interest rate lock commitments (“IRLCs”), which reflects the value of the loan commitment at the time the loan is originated; (ii) subsequent gains or losses related to the change in value of the commitment, usually due to interest rate risk or price risk; and (iii) changes in the values of the to be announced (“TBA”) securities that the Bank uses to protect against the price risk of the loan commitments.  The recognition of gains/(losses) related to the hedging instruments for the year ended June 30, 2017 was recorded as a result of the IRLCs, the subsequent valuation adjustments of the loan commitments and changes in TBA valuations, which were $368,000, ($699,000) and ($6,000), respectively, and comprises the total loss from hedging instruments of ($337,000) for the year ended June 30, 2017. See note 9 Derivatives and Risk Management Activities in the consolidated financial statements. Gains recorded from IRLCs decreased from $1.1 million for the year ended June 30, 2016 to $368,000 for the year ended June 30, 2017 primarily as the result of lower committed loans that were not closed during the 90 days prior to the year ended June 30, 2017 of $59.8 million compared to $74.2 million for 2016. Additionally, the change in fair value of loans held for sale decreased by $962,000 to ($578,000) for the year ended June 30, 2017, from $384,000 for the year ended June 30, 2016.

Salary expense increased by $352,000 to $5.0 million for the year ended June 30, 2017, from $4.7 million for the year ended June 30, 2016 primarily due to an increase of full time equivalent employees from 65 at June 30, 2016 to 74 at June 30, 2017 primarily as a result of the expansion in our mortgage loan department. The provision for loan losses increased $287,000 to $201,000 for the year ended June 30, 2017, from $9,000 for the year ended June 30, 2016 as a result of increased charge-offs of $129,000 and an increase in the general reserves as a result of increased loan volume.  For the year ended June 30, 2017, the increases in salary expense and provision for loan losses were partially offset by an increase in net interest income of $287,000 and lower other real estate owned expenses of $255,000.

Interest Income

Total interest income increased $432,000 or 8.1% to $5.7 million for the year ended June 30, 2017 as compared to $5.3 million for the year ended June 30, 2016. The increase was the result of an increase in interest income on cash and cash equivalents, interest and fees on loans and investment securities.

Interest income on cash and cash equivalents increased by $250,000 to $363,000 for the year ended June 30, 2017, from $113,000 for the year ended June 30, 2016. The increase was due to an increase in the average balances of cash and cash-equivalents of $21.6 million, which increased to $37.7 million for the year ended June 30, 2017 from $16.1 million for the year ended June 30, 2016. Interest earning cash and cash equivalents increased primarily as a result of the stock offering proceeds of $21.4 million related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization. Additionally, the average yield on cash and cash equivalents increased 26 basis points, to 96 basis points for the year ended June 30, 2017 from 70 basis points for the year ended June 30, 2016.  The increase was primarily due to recent rate increases in the Federal funds rate by the Federal Reserve Bank during 2017.

Interest and fees on loans increased $77,000 to $4.5 million for the year ended June 30, 2017 from $4.4 million for 2016. This increase was primarily due to an increase in average loans outstanding of $10.1 million, which increased to $110.3 million for the year ended June 30, 2017, from $100.2 million for the year ended June 30, 2016 as a result of an increase in the average balance of one-to-four family residential loans.  The benefit from the higher loan volume was partially offset by a reduction in average yield of 34 basis points, which decreased to 4.10% for the year ended June 30, 2017 from 4.44% for 2016.

Interest on investment securities increased by $87,000 or 12.2% to $802,000 for the year ended June 30, 2017, from $715,000 for the year ended June 30, 2016. The increase was primarily the result of an increase in interest income on U.S. Government Agency securities, corporate bonds, municipal securities and restricted bank stock which increased $206,000 or 56.0%. This increase was partially offset by a decrease in interest income on mortgage backed securities and collateral mortgage obligation (CMO) securities of $101,000 or 26.9%, which decreased to $274,000 for the year ended June 30, 2017, from $375,000 for the year ended June 30, 2016.  The average yield on total securities increased 9 basis points to 1.86% for the year ended June 30, 2017 from 1.77% for 2016, as market rates increased slightly. A portion of the conversion proceeds were used to purchase investment securities, which caused the average balance of investment securities to increase by $2.8 million to $43.2 million for the year ended June 30, 2017, from $40.4 million for the year ended June 30, 2016.

Interest Expense

Total interest expense increased $145,000, or 19.4%, to $891,000 for the year ended June 30, 2017 from $746,000 for the year ended June 30, 2016, due to a $92,000 increase in interest expense on deposits and a $53,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $92,000, or 14.2%, to $741,000 for the year ended June 30, 2017 from $649,000 for the year ended June 30, 2016 primarily as a result of an increase in average interest bearing deposits of $19.5 million to $153.4 million during the year ended June 30, 2017 as compared to $133.9 million for 2016, primarily as a result of a $24.3 million increase in the average balance of our core deposit accounts, which was partially offset by a $4.8 million decrease in the average balance of our certificates of deposit. The increase in the average balance of core deposits was primarily the result of the introduction of a new demand product attracting clients of local professional firms such as CPA firms, totaling $23.3 million at June 30, 2017. The average cost of deposits was unchanged at 48 basis points for the years ended June 30, 2017 and 2016. The rates paid on NOW accounts and money market deposits increased by 35 basis points and eight basis points, respectively. Rates on NOW accounts increased due to the Bank creating a higher tier NOW account product for the purposes of attracting deposits from professionals who maintain escrow or other fiduciary accounts on behalf of their clients. This product can pay up to 1.00% on interest per annum. The average cost of certificates of deposit decreased by ten basis points to 1.00% during the year ended June 30, 2017 as compared to 1.10% for the year ended June 30, 2016, reflecting runoff of higher priced certificates of deposit held by credit unions and banks.

Interest expense on advances from the Federal Home Loan Bank increased $53,000 to $147,000 for the year ended June 30, 2017 from $94,000 for the year ended June 30, 2016 as a result of an increase in the average Federal Home Loan Bank advances, which increased $5.4 million to $14.3 million for the year ended June 30, 2017 from $8.9 million for 2016. The increase in interest expense on advances was partially offset by a decrease in the average rate on the Federal Home Loan Bank advances, which decreased from 1.06% for the year ended June 30, 2016 to 1.03% for the year ended June 30, 2017. The decrease in average cost was due to decreased rates on advances.

Net Interest Income

Net interest income increased $287,000 to $4.8 million for the year ended June 30, 2017 as compared to $4.6 million the year ended June 30, 2016 as a result of an increase in net interest-earning assets which increased to $22.3 million for the year ended June 30, 2017 from $12.6 million for the year ended June 30, 2016. This increase in net interest-earning assets was primarily the result of the stock offering proceeds related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization during the year ended June 30, 2017. Our interest rate spread decreased 39 basis points to 2.46% for the year ended June 30, 2017 from 2.85% for the year ended June 30, 2016. Our net interest margin decreased by 38 basis points to 2.52% for the year ended June 30, 2017 from 2.90% for the year ended June 30, 2016 as the increase in average interest earning assets occurred primarily in the lower yielding interest earning cash and cash equivalents.

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended June 30,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$110,297	4,523	4.10%	$100,165	$4,446	4.44%	$92,498	$4,181	4.52%
Cash and cash equivalents	37,663	363	0.96%	16,068	113	0.70%	26,033	77	0.30%
Investment securities	43,153	802	1.86%	40,423	715	1.77%	39,957	750	1.88%
Restricted investment in bank stock	872	46	5.28%	676	28	4.14%	702	49	6.98%
Total interest-earning assets	$191,985	5,734	2.99%	157,332	5,302	3.37%	159,190	5,057	3.18%
Non-interest-earning assets	9,401			8,930			8,206
Total assets	$201,386			$166,262			$167,396

Interest-bearing liabilities:
NOW accounts	$39,375	190	0.48%	$30,178	38	0.13%	$27,798	35	0.13%
Money market deposit accounts	26,572	89	0.33%	27,030	68	0.25%	28,886	71	0.25%
Passbook and statement savings accounts	34,702	103	0.30%	34,441	105	0.30%	33,341	97	0.29%
Checking accounts	18,859	20	0.11%	3,511	12	0.34%	4,379	17	0.39%
Certificates of deposit	33,893	339	1.00%	38,696	426	1.10%	44,196	501	1.13%
Total deposits	153,401	741	0.48%	133,856	649	0.48%	138,600	721	0.52%
Federal Home Loan Bank advances	14,321	147	1.03%	8,863	94	1.06%	7,000	60	0.86%
Securities sold under agreements to repurchase	1,935	3	0.16%	1,998	3	0.15%	2,854	4	0.14%
Total interest-bearing liabilities	169,657	891	0.53%	144,717	746	0.52%	148,454	785	0.53%
Non-interest-bearing liabilities:
Checking	8,923			8,336			7,119
Other	1,889			1,399			515
Total liabilities	180,469			154,452			$156,088
Shareholders' Equity	20,917			11,810			11,308
Total liabilities and Shareholders' equity	$201,386			$166,262			$167,396

Net interest income		$4,843			$4,556			$4,272
Interest rate spread (2)			2.46%			2.85%			2.65%
Net interest-earning assets (3)	$22,328			$12,615			$10,736
Net interest margin (4)			2.52%			2.90%			2.68%
Average interest-earning assets to average interest-bearing liabilities	113.16%			108.72%			107.23%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Years Ended June 30, 2017 vs 2016			For the Years Ended June 30, 2016 vs 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$431	$(354)	$77	$339	$(74)	$265
Cash and cash equivalents	196	54	250	(14)	50	36
Investment securities	50	37	87	9	(44)	(35)
Restricted investment in bank stock	9	9	18	(2)	(19)	(21)
Total interest-earning assets	686	(254)	432	332	(87)	245
Interest-bearing liabilities:
NOW accounts	15	137	152	3	—	3
Money market deposit accounts	(1)	22	21	(3)	—	(3)
Passbook and statement savings accounts	1	(3)	(2)	6	2	8
Checking accounts	22	(14)	8	(3)	(2)	(5)
Certificates of deposit	(56)	(31)	(87)	(61)	(14)	(75)
Total deposits	(19)	111	92	(58)	(14)	(72)
Federal Home Loan Bank advances	56	(3)	53	18	16	34
Securities sold under agreements to repurchase	—	—	—	(1)	—	(1)
Total interest-bearing liabilities	37	108	145	(41)	2	(39)
Change in net interest income	$649	$(362)	$287	$373	$(89)	$284

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $192,000 to $201,000 for the year ended June 30, 2017, from $9,000 for the year ended June 30, 2016 primarily as the result of a home equity loan charge-off of $125,000 and an increase in loans outstanding of $18.3 million for the year ended June 30, 2017 compared to the year ended June 30, 2016. During the year ended June 30, 2017, total charge-offs of $129,000 were recorded and $34,000 of recoveries were received. During the year ended June 30, 2016, total charge-offs of $37,000 were recorded and $1,000 of recoveries were received.

Non-Interest Income

Non-interest income decreased $416,000, or 7.8% to $4.9 million for the year ended June 30, 2017 from $5.4 million for the year ended June 30, 2016. The decrease in non-interest income was primarily due to a decrease in the income from hedging instruments associated with the loans held for sale portfolio which decreased by $841,000, to a loss of $337,000 for the year ended June 30, 2017, from a gain of $504,000 for the year ended June 30, 2016 due to the less favorable interest rate environments and decreased volume of locked loans associated with hedging.  Additionally, the change in fair value of loans held for sale decreased by $962,000 to ($578,000) for the year ended June 30, 2017, from $384,000 for the year ended June 30, 2016.  These two decreases in non-interest income were partially offset by an increase in the gain on loans held for sale of $1.4 million, which increased to $5.5 million for the year ended June 30, 2017, from $4.1 million for the year ended June 30, 2016. The offset to the gains incurred from the hedging instruments is realized in the increased value of the loan when it is committed to the investor in the secondary market, and is therefore realized upon the sale of the loan.

Non-Interest Expense

Non-interest expense increased $466,000, or 5.6%, to $8.8 million for the year ended June 30, 2017 from $8.4 million for the year ended June 30, 2016. The increase for the year ended June 30, 2017 compared to the year ended June 30, 2016 primarily reflected increases in salaries and benefits of $352,000 and increases of $301,000 in professional fees and other expenses. These increases were partially offset by a decrease in real estate owned expenses of $255,000 during the same years.

Salary expense increased by $352,000 to $5.0 million for the year ended June 30, 2017 from $4.7 million for year ended June 30, 2016. Salaries increased as full time equivalent (FTE) employees increased to seventy-four FTEs as of June 30, 2017, from sixty-one FTEs as of June 30, 2016, primarily as a result of the expansion in our mortgage loan department. Professional fees increased to $698,000 for the year ended June 30, 2017 from $561,000 for 2016, and other expenses increased to $1.3 million for the year ended June 30, 2017 from $1.2 million for 2016. The increase in both professional fees and other expenses during the year ended June 30, 2017 was primarily a result of additional professional fees of $95,000 as a result of ongoing compliance associated with being a public company as well as consulting fees of $77,000 for investing in rebranding of the Bank as part of our growth plan. Real estate owned expense decreased $255,000, or 93.1%, to $19,000 for the year ended June 30, 2017 from $274,000 for the year ended June 30, 2016 due to reductions in write-downs on real estate owned. Other real estate owned was $0 at June 30, 2017 and $115,000 at June 30, 2016.

Income Tax Expense

Income tax expense was $195,000 for the year ended June 30, 2017 compared to $525,000 for 2016. Federal income taxes included in total taxes for the year ended June 30, 2017 and 2016 were $147,000 and $417,000, respectively, with effective federal tax rates of 20.6% and 28.9%, respectively. Due to the increase in municipal tax free bonds during the year ended June 30, 2017,federal income tax expense was reduced which caused a lower effective federal tax rate for 2017 when compared to 2016.

For the years ended June 30, 2017 and 2016, Pennsylvania state tax was $48,000 and $108,000, respectively, with effective rates of 6.2% and 6.9%.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $9.0 million outstanding with unused borrowing capacity of $58.4 million as of June 30, 2017. Additionally, at June 30, 2017, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.4 million at June 30, 2017. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the year ended June 30, 2017.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2017.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $28.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $42.8 million at June 30, 2017.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash  provided by (used in) operating activities was $12.7 million and ($6.2) million for the years ended June 30, 2017 and June 30, 2016, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was ($34.3) million and ($6.6) million for the years ended June 30, 2017 and June 30, 2016, respectively.  During the years ended June 30, 2017 and June 30, 2016, we sold $4.4 million and $11.7 million, respectively, in securities available-for-sale.  Net cash provided by financing activities was $34.7 million and $12.6 million for the years ended June 30, 2017 and June 30, 2016, respectively, which consisted primarily of increases in deposits of $28.7 million, net proceeds of $20.4 million for the issuance of Company common stock in connection with the initial public offering, partially offset by net repayments of $11.0 million for borrowings from the Federal Home Loan Bank.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2017, totaled $11.5 million, or 6.7%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 8 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2017, we had outstanding commitments to originate loans of $22.0 million, unused lines of credit totaling $8.0 million and no stand-by letters of credit outstanding.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $11.5 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HV Bancorp, Inc.

Huntingdon Valley, PA

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HV Bancorp, Inc. and subsidiary at June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

September 28, 2017

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

June 30,	2017	2016
Assets
Cash and due from banks	$1,514	$1,286
Interest-earning deposits with banks	27,063	14,141
Cash and cash equivalents	28,577	15,427
Investment securities available-for-sale, at fair value	42,820	33,281
Investment securities held-to-maturity (fair value of $11,896 at June 30, 2017 and $5,941 at June 30, 2016)	11,809	5,825
Loans held for sale, at fair value	12,784	24,676
Loans receivable, net of allowance for loan losses of $593 at June 30, 2017 and $487 at June 30, 2016	111,811	93,450
Bank-owned life insurance	4,005	3,895
Restricted investment in bank stock	643	1,108
Premises and equipment, net	1,835	1,652
Accrued interest receivable	620	527
Prepaid income taxes	171	147
Deferred income taxes, net	257	26
Prepaid expenses	272	231
Real estate owned	—	115
Mortgage banking derivatives	1,001	1,492
Other assets	160	171
Total Assets	$216,765	$182,023

Liabilities and Shareholders' Equity

Liabilities
Deposits	$170,481	$141,771
Advances from the Federal Home Loan Bank	9,000	20,000
Securities sold under agreements to repurchase	2,883	3,929
Advances from borrowers for taxes and insurance	1,402	1,357
Deferred gain on sale - leaseback of building	310	326
Other liabilities	1,248	1,669
Total Liabilities	185,324	169,052

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and 2016	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,182,125 and 0 shares issued and outstanding as of June 30, 2017 and 2016	22	—
Additional paid in capital	20,369	—
Retained earnings	13,547	12,978
Accumulated other comprehensive loss	(111)	(7)
Unearned Employee Stock Option Plan	(2,386)	—
Total Shareholders' Equity	31,441	12,971
Total Liabilities and Shareholders' Equity	$216,765	$182,023

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

Year ended June 30,	2017	2016
Interest Income
Interest and fees on loans	$4,523		$4,446
Interest and dividends on investments:
Taxable	376		205
Nontaxable	198		163
Interest on mortgage-backed securities and collateralized mortgage obligations	274		375
Interest on interest-earning deposits	363		113
Total Interest Income	5,734		5,302
Interest Expense
Interest on deposits	741		649
Interest on advances from the Federal
Home Loan Bank	147		94
Interest on securities sold under agreements to repurchase	3		3
Total Interest Expense	891		746
Net Interest Income	4,843		4,556
Provision for Loan Losses	201		9
Net Interest Income After Provision for Loan Losses	4,642		4,547
Non-Interest Income
Fees for customer services	204		210
Increase in cash surrender value of bank owned life insurance	110		112
Gain on sale of loans, net	5,515		4,116
Gain on sale of available-for-sale securities	18		21
(Loss) gain from hedging instruments	(337)		504
Change in fair value of loans held-for-sale	(578)		384
Other	10		11
Total Non-Interest Income	4,942		5,358
Non-Interest Expense
Salaries and employee benefits	5,021		4,669
Occupancy	1,014		977
Federal deposit insurance premiums	125		160
Data processing related operations	582		508
Loss on sale of other real estate owned	12		20
Real estate owned expense	19		274
Professional fees	698		561
Other expenses	1,349		1,185
Total Non-Interest Expense	8,820		8,354
Income Before Income Taxes	764		1,551
Income Tax Expense	195		525
Net Income	$569		$1,026

Net Income per share:
Basic	$0.56	$	N/A
Diluted	$0.56	$	N/A

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Year ended June 30,	2017	2016
Comprehensive Income, Net of Taxes
Net Income	$569	$1,026
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investment securities available-for-sale securities (pre-tax $(194) and $831, respectively)	(92)	501
Reclassification adjustment for (gains) included in income (pre-tax ($18), and ($21), respectively) (1)	(12)	(12)
Other comprehensive (loss) income	(104)	489
Total Comprehensive Income	$465	$1,515

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

	Common Stock (1) Shares Amount		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares (1)	Total
Balance, July 1, 2015	—	$—	$—	$11,952	$(496)	$—	$11,456
Net income	—	—	—	1,026	—	—	1,026
Other comprehensive income	—	—	—	—	489	—	489
Balance, June 30, 2016	—	$—	$—	$12,978	$(7)	$—	$12,971
Proceeds from issuance of common stock, net of $1,431 in offering costs	2,182,125	22	20,369	—	—	—	20,391
Purchase of 174,570 of ESOP shares	—	—	—	—	—	(2,430)	(2,430)
ESOP shares committed to be released	—	—	—	—	—	44	44
Net income	—	—	—	569	—	—	569
Other comprehensive loss	—	—	—	—	(104)	—	(104)
Balance, June 30, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441

(1)	No common stock or ESOP shares were issued and outstanding during the year ended June 30, 2016.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

Year ended June 30,	2017	2016
Cash Flows from Operating Activities
Net income	$569	$1,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	198	190
Impairment of real estate owned, net	—	256
Amortization of deferred loan costs (fees)	17	(9)
Net amortization of securities premiums and discounts	191	496
Loss on sale of real estate owned	12	20
Gain on sale of available-for-sale securities	(18)	(21)
Provision for loan losses	201	9
Deferred income taxes (benefit) expense	(158)	413
Amortization of deferred gain on sale-leaseback transaction	(16)	(16)
Earnings on bank owned life insurance	(110)	(112)
ESOP Compensation expense	44	—
Loans held for sale:
Originations, net of prepayments	(167,954)	(161,693)
Proceeds from sales	184,783	157,778
Gain on sales	(5,515)	(4,116)
Change in fair value of loans held for sale	578	(384)
(Increase) decrease in:
Accrued interest receivable	(93)	(2)
Prepaid income taxes	(24)	4
Mortgage banking derivatives	309	(530)
Prepaid and other assets	(30)	76
Other liabilities	(240)	428
Net cash provided by (used in) operating activities	12,744	(6,187)
Cash Flows from Investing Activities
Net Increase in loans receivable	(18,644)	(10,444)
Activity in available-for-sale securities:
Proceeds from sales	4,436	11,653
Maturities and repayments	3,992	5,415
Purchases	(18,316)	(11,905)
Activity in held-to-maturity securities:
Maturities and repayments	534	899
Purchases	(6,518)	(1,980)
Redemption (purchase) of restricted investment in bank stock	465	(481)
Proceeds from sale of real estate owned	168	496
Purchases of premises and equipment	(381)	(203)
Net cash used in investing activities	(34,264)	(6,550)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	28,710	(1,106)
Net increase in advances from borrowers for taxes and insurance	45	247
Net (decrease) increase in securities sold under agreements to repurchase	(1,046)	427
Proceeds from borrowings from Federal Home Loan Bank	1,000	16,000
Repayment of borrowings from Federal Home Loan Bank	(12,000)	(3,000)
Purchase of ESOP shares	(2,430)	—
Proceeds from issuance of common stock, net	20,391	—
Net cash provided by financing activities	34,670	12,568
Increase (decrease) in Cash and Cash Equivalents	13,150	(169)
Cash and Cash Equivalents, beginning of year	15,427	15,596
Cash and Cash Equivalents, end of year	$28,577	$15,427
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$890	$753
Cash paid during the year for income taxes	$330	$80
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$65	$313

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

1. Summary of Significant Accounting Policies

Nature of Business

HV Bancorp, Inc., a Pennsylvania Corporation (the “Company”) is the holding company of Huntingdon Valley Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On January 11, 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. A total of 2,182,125 shares of common stock of the Company were sold to depositors at $10.00 per share through which the Company received gross offering proceeds of approximately $21.8 million. Offering costs from the sale of the common stock totaled $1.4 million, resulting in net proceeds of $20.4 million.  Shares of the Company’s common stock began trading on the Nasdaq Capital Market on January 12, 2017.

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“PADOB”). The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.
In accordance with federal and state regulations, at the time of the conversion from mutual to stock form, the Bank substantially restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder's interest in the liquidation account.  In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held.

The following is a description of the significant accounting policies of the Company.

The Company has evaluated subsequent events through the date of issuance of the financial statements included herein.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the financial services industry.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In January 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank (see Nature of Business). Prior to January 11, 2017, reflects the Bank’s transactions and balances.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments of

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

securities, interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale, other real estate owned, and the valuation of deferred tax assets.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the current year’s presentation format.  There was no effect on net income or the shareholders’ equity for the periods presented herein as a result of the reclassification.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash, amounts due from banks, and interest-bearing deposits with banks with original maturities of three months or less.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase.

Securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available-for-sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders’ equity.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are calculated using the specific-identification method.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, (“OTTI”) would be reflected in the statements of income. In evaluating loss for other-than-temporary impairment, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis.

For debt securities where the Company has determined that other-than-temporary impairment exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in the statements of income, and is the difference between an investment's amortized cost basis and the present value of expected future cash flows discounted at the investment's effective interest rate. The non-credit related loss is recognized in other comprehensive income, net of income tax benefit. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment is recognized in other comprehensive income (loss) and is accreted over the remaining life of the debt security as an increase in the carrying value of the investment.

Mortgage Banking Activities and Mortgage Loans Held for Sale

Loans held for sale (“LHS”) are originated and held until sold to permanent investors. Management accounts for loans held for sale at fair value.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities.  Gains and losses on loan sales are recorded in non-interest income and direct loan origination costs and fees deferred and recognized upon sale and are included in non-interest income in the consolidated statements of income.

Risk Management and Derivative Instruments and Hedging Activities

The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on the fair value of mortgage loans held for sale and related commitments. The Company is subject to interest rate risk and price risk on its loans held for sale from the loan funding date until the date the loan is sold.

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates.  As a matter of policy, the Company does not use derivatives for speculative purposes.  All of the Company’s derivative instruments are measured at fair value on a recurring basis and are included in the consolidated statements of financial condition as mortgage banking derivatives.   The changes in the fair value of derivative instruments are included in non-interest income in the consolidated statements of income.

To Be Announced Securities

To be announced securities (“TBAs”) are “forward delivery” securities considered derivative instruments under derivatives and hedging accounting guidance. The Company utilizes TBAs to protect against the price risk inherent in derivative loan commitments.

TBAs  are  valued  based  on  forward  dealer  marks  from the Company’s approved counterparties. The Company utilizes a third-party market pricing service, which compiles current prices for instruments from market sources and those prices represent the current executable price.

TBAs are recorded at fair value on the consolidated statements of financial condition in mortgage banking derivatives or other liabilities with changes in fair value recorded as a gain (loss) from hedging instruments in non-interest income in the consolidated statements of income.

The fair value of the Company’s derivative instruments, other than IRLCs, that are measured at fair value on a recurring basis is determined by utilizing quoted prices from dealers in such securities or third-party models utilizing observable market inputs.

Interest Rate Lock Commitments

Interest rate loan commitments known as IRLCs that relate to the origination of a mortgages that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. IRLCs are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the consolidated statements of income.

Forward Loan Sales Commitments

Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. IRLC generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses best efforts commitments to substantially eliminate these risks.  See Note 9 Derivatives and Risk Management Activities. Forward loan sales commitments are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the consolidated statements of income

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield in (interest income) of the related loans.

The loans receivable portfolio is segmented into Residential, Commercial, Construction and Consumer loans. Within Residential loans, the following classes exist: One-to-four family loans and home equity and home equity lines of credit (“HELOCs”). Within Commercial loans, the following classes exist: commercial real estate and commercial business loans.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for probable losses inherent in the portfolio. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective; as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgage, home equity, HELOCs and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through objective data to analyze of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Residential loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio.

The Company makes commercial loans for real estate development and other business purposes required by the customer base. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial mortgage loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial mortgage loans typically require a loan to value ratio of not greater than 80% and vary in terms.

The Company also makes construction loans to finance the construction of residential and commercial structures. These loans are made to individuals or commercial customers and are typically secured by the land and structures under construction. Construction loans have an inherently higher risk of repayment due to potential unforeseen delays in completion and changes in market conditions during the construction.

Consumer loans are collateralized by certificate of deposits held by the Company and present minimal risk. Overdraft deposits are reclassified as consumer loans and are included in the total loans on the consolidated statements of financial condition.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management, in determining impairment, include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial real estate loans, commercial business and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.

For commercial and construction loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans, home equity line of credits and other consumer loans for impairment disclosures, unless such loans have been modified and accounted for as a troubled debt restructuring.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are generally restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. All loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial and construction loans or when credit deficiencies arise, such as delinquent loan payments, for commercial real estate and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require to the Bank recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance policies (“BOLI”) as a mechanism for funding various employee benefit costs. The Bank is the beneficiary of these policies that insure the lives of certain of its current and former officers. The Bank recognizes the cash surrender value under the insurance policies as an asset in the consolidated statement of financial condition. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Central Bankers Bank (“ACBB”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $643,000 and $1,108,000 at June 30, 2017 and June 30, 2016, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Premises and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is charged to income on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, the expected lease period, if shorter. When disposal of fixed assets occurs, the related cost and accumulated depreciation are removed from the asset accounts, and the gain or loss from these disposals is reflected in non-interest income.

The estimated useful lives are as follows:

Years
Land improvements	40
Buildings	15 to 40
Leasehold improvements	5 to 15
Furniture and office equipment	3 to 10

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential 1-4 family properties in the process of foreclosure totaled $946,000 and $886,000 as of June 30, 2017 and 2016, respectively.  Real estate secured by residential 1-4 family properties held in Other Real Estate Owned totaled $0 and $115,000 at June 30, 2017 and 2016, respectively.  There was no real estate secured by commercial properties held in Other Real Estate Owned  at June 30, 2017 and 2016, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gains or losses on real estate sold, as part of non-interest expense.

The following is a roll forward of activity in Other Real Estate Owned at June 30:

(Dollars in thousands)	2017	2016
Balance at beginning of period	$115	$574
Properties transferred in	65	313
Proceeds from properties sold	(168)	(496)
Loss on sales of properties	(12)	(20)
Impairment valuation reserves	—	(256)
Balance at end of year	$—	$115

Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase. Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the consolidated statement of financial condition. The securities underlying the agreements remain in the asset accounts.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, the tax position will be realized or sustained upon examination. The term “more likely than not” means that a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

As of June 30, 2017 and 2016, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2014 through 2016 were open for examination as of June 30, 2017.

Transfer of Financial Assets

Transfers of financials assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Fair Value Measurements

Fair value of financial instruments is estimated using relevant market information and other assumptions. As more fully disclosed in Note 13, fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

2. Investment Securities

Investment securities available-for-sale at June 30, 2017 were comprised of the following:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$4,330	$26	$(16)	$4,340
Corporate notes	11,231	59	(64)	11,226
Collateralized mortgage obligations - agency residential	12,668	59	(160)	12,567
Mortgage-backed securities - agency residential	4,520	—	(85)	4,435
Municipal securities	3,517	1	(11)	3,507
Bank CDs	6,742	23	(20)	6,745
	$43,008	$168	$(356)	$42,820

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Investment securities held-to-maturity at June 30, 2017 were comprised of the following:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$12	$—	$2,012
Municipal securities	9,809	88	(13)	9,884
	$11,809	$100	$(13)	$11,896

Investment securities available-for-sale at June 30, 2016 were comprised of the following:

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,493	$28	$—	$1,521
Corporate notes	8,423	40	(136)	8,327
Collateralized mortgage obligations - agency residential	9,879	45	(93)	9,831
Mortgage-backed securities - agency residential	6,980	44	(15)	7,009
Municipal securities	3,524	42	—	3,566
Bank CDs	2,994	41	(8)	3,027
	$33,293	$240	$(252)	$33,281

Investment securities held-to-maturity at June 30, 2016 were comprised of the following:

2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Municipal securities	$5,825	$117	$(1)	$5,941

The scheduled maturities of securities available-for-sale and held-to-maturity at June 30, 2017 were as follows:

	2017
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$750	$748	$—	$—
Due from more than one to five years	15,245	15,276	2,643	2,646
Due from more than five to ten years	5,562	5,523	7,496	7,564
Due after ten years	21,451	21,273	1,670	1,686
	$43,008	$42,820	$11,809	$11,896

Securities with a fair value of $8.2 million and $3.3 million at June 30, 2017 and 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the year ended June 30, 2017 were $4.4 million. Gross realized gains on such sales were approximately $22,000 and gross realized losses on such sales were $4,000.

Proceeds from the sale of available-for-sale securities for the year ended June 30, 2016 were $11.7 million. Gross realized gains on such sales were $22,000 and gross realized losses on such sales were $1,000.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity at June 30, 2017 and 2016:

	2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,115	$(16)	$—	$—	$1,115	$(16)
Corporate notes	2,045	(6)	2,492	(58)	4,537	(64)
Collateralized mortgage obligations	2,218	(40)	4,278	(120)	6,496	(160)
Mortgage-backed securities	3,297	(46)	1,133	(39)	4,430	(85)
Municipal securities	2,214	(9)	238	(2)	2,452	(11)
Bank CDs	2,736	(13)	243	(7)	2,979	(20)

	$13,625	$(130)	$8,384	$(226)	$22,009	$(356)
Held-to-maturity:
Municipal securities	$3,227	$(11)	$501	$(2)	$3,728	$(13)
	$3,227	$(11)	$501	$(2)	$3,728	$(13)

	2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	1,000	(13)	3,677	(123)	4,677	(136)
Collateralized mortgage obligations	—	—	5,792	(93)	5,792	(93)
Mortgage-backed securities	—	—	1,885	(15)	1,885	(15)
Municipal securities	—	—	—	—	—	—
Bank CDs	249	(1)	493	(7)	742	(8)

	$1,249	$(14)	$11,847	$(238)	$13,096	$(252)

Held-to-maturity:
Municipal securities	$506	$(1)	$—	$—	$506	$(1)
	$506	$(1)	$—	$—	$506	$(1)

At June 30, 2017 and 2016, the investment portfolio included ten and five U.S. Government securities, with total market values of $4.3 million and $1.5 million, respectively. Of these securities, three and zero were in an unrealized loss position as of June 30, 2017 and June 30, 2016, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of June 30, 2017 and 2016, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and has no intentions to sell the securities before a recovery of the cost has occurred.

At June 30, 2017 and 2016, the investment portfolio included twenty-four and sixteen corporate notes with total market values of $13.2 million and $8.3 million, respectively. Of these securities, nine were in an unrealized loss position as of June 30, 2017 and June 30, 2016. At the time of purchase and as of June 30, 2017 and June 30, 2016, these bonds continue to maintain investment grade ratings. As of June 30, 2017 and June 30, 2016, management found no evidence of OTTI on any of the Corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and has no intentions to sell the securities before a recovery of the cost has occurred.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

At June 30, 2017 and 2016, the investment portfolio included thirty-five and thirty-two collateralized mortgage obligations (CMOs) with total market values of $12.6 and $9.8 million at June 30, 2017 and 2016. Of these securities, twenty-eight and nineteen were in an unrealized loss position as of June 30, 2017 and June 30, 2016, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2017 and 2016, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and has no intentions to sell the securities before a recovery of the cost has occurred.

At June 30, 2017 and 2016, the investment portfolio included fifteen and nineteen Mortgage backed securities (MBS) with a total market value of $4.4 million and $7.0 million at the end of each period, respectively. Of these securities, twelve and four were in an unrealized loss position as of June 30, 2017 and 2016, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2017 and June 30, 2016, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and has no intentions to sell the securities before a recovery of the cost has occurred.

At June 30, 2017 and 2016, the investment portfolio included thirty and twenty-four municipal securities with a total market value of $13.4 million and $9.5 million, respectively. Of these securities, thirteen and one were in an unrealized loss position as of June 30, 2017 and June 30, 2016, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and were purchased and, as of June 30, 2017 and June 30, 2016, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of June 30, 2017 and June 30, 2016, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and has no intentions to sell the securities before a recovery of the cost has occurred.

At June 30, 2017 and 2016, the investment portfolio included twenty-six and eleven Bank CDs with a total market value of $6.7 million and $3.0 million at the end of each period, respectively. Of these securities, twelve and three were in an unrealized loss position as of June 30, 2017 and 2016, respectively. The Bank CDs are fully insured by the FDIC. As of June 30, 2017 and June 30, 2016, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio and The Company has no intentions to sell the securities before a recovery of the cost has occurred.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

3. Loans Receivable

Loans receivable at June 30, 2017 and 2016 were comprised of the following:

(Dollars in thousands)	2017	2016
Residential:
One-to-four family	$88,578	$71,980
Home equity and HELOCs	5,466	6,448
Commercial:
Commercial real estate	12,191	11,620
Commercial business	3,801	558
Construction	2,004	3,179
Consumer	5	10

	112,045	93,795

Less:
Unearned discounts, origination and commitment fees and costs	359	142
Allowance for loan losses	(593)	(487)

	$111,811	$93,450

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the consolidated statements of financial condition. Overdrafts were $5,000 and $10,000 and at June 30, 2017 and 2016, respectively.

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at June 30, 2017 and 2016 was $4.1 million and $1.6 million, respectively. Originations to related parties and repayments from related parties during the year ended June 30, 2017 were $3,305,000 and $779,000, respectively. Originations to and repayments from related parties during the year ended June 30, 2016 were $922,000 and $43,000, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended June 30, 2017 and 2016:

Allowance for Loan Losses	2017
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$314	$—	$8	$77	$399	$—	$399
Home equity and HELOCs	18	(125)	—	145	38	—	38
Commercial:
Commercial real estate	131	—	25	(67)	89	—	89
Commercial business	23	—	—	35	58	15	43
Construction	1	—	—	8	9	—	9
Consumer	—	(4)	1	3	—	—	—
Unallocated reserve	—	—	—	—	—	—	—

	$487	$(129)	$34	$201	$593	$15	$578

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Allowance for Loan Losses	2016
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$219	$—	$—	$95	$314	$—	$314
Home equity and HELOCs	19	—	—	(1)	18	—	18
Commercial:
Commercial real estate	230	(34)	—	(65)	131	39	92
Commercial business	45	—	—	(22)	23	19	4
Construction	—	—	—	1	1	—	1
Consumer:	—	(3)	1	2	—	—	—
Unallocated reserve	1	—	—	(1)	—	—	—

	$514	$(37)	$1	$9	$487	$58	$429

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2017 and 2016:

2017
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$88,578	$1,198	$87,380
Home equity and HELOCs	5,466	196	5,270
Commercial:
Commercial real estate	12,191	507	11,684
Commercial business	3,801	173	3,628
Construction	2,004	—	2,004
Consumer	5	—	5

	$112,045	$2,074	$109,971

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

2016
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$71,980	$818	$71,162
Home equity and HELOCs	6,448	227	6,221
Commercial:
Commercial real estate	11,620	760	10,860
Commercial business	558	193	365
Construction	3,179	—	3,179
Consumer	10	—	10

	$93,795	$1,998	$91,797

The following tables summarize information in regard to impaired loans by loan portfolio class as of and for the years ended June 30, 2017 and June 30, 2016:

	2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,198	$1,198	$—	$893	$5
Home equity and HELOCs	196	196	—	151	1
Commercial:
Commercial real estate	514	514	—	749	47
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	1,908	1,908	—	1,793	53
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	173	173	15	183	10
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	173	173	15	183	10
	$2,081	$2,081	$15	$1,976	$63

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

	2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$818	$818	$—	$684	$4
Home equity and HELOCs	227	227	—	176	—
Commercial:
Commercial real estate	557	600	—	582	35
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	1,602	1,645	—	1,442	39
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	203	203	39	192	19
Commercial business	193	193	19	201	10
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	396	396	58	393	29
	$1,998	$2,041	$58	$1,835	$68

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $84,000 and $46,000 for the years ended June 30, 2017 and 2016, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2017 and 2016:

(Dollars in thousands)	2017	2016
Residential:
One-to-four family	$1,198	$818
Home equity and HELOCs	110	227
Commercial:
Commercial real estate	100	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

	$1,408	$1,145

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of June 30, 2017 and 2016:

	2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$87,099	$—	$1,479	$—	$88,578
Home equity and HELOCs	5,270	—	196	—	5,466
Commercial:
Commercial real estate	11,283	552	356	—	12,191
Commercial business	3,628	—	173	—	3,801
Construction	2,004	—	—	—	2,004
Consumer	5	—	—	—	5
	$109,289	$552	$2,204	$—	$112,045

	2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$70,874	$—	$1,106	$—	$71,980
Home equity and HELOCs	6,221	—	227	—	6,448
Commercial:
Commercial real estate	10,860	395	365	—	11,620
Commercial business	162	203	193	—	558
Construction	3,179	—	—	—	3,179
Consumer	10	—	—	—	10

	$91,306	$598	$1,891	$—	$93,795

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2017 and 2016:

	2017
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$554	$381	$950	$1,885	$86,693	$88,578	$—
Home equity and HELOCs	—	—	110	110	5,356	5,466	—
Commercial:
Commercial real estate	—	—	100	100	12,091	12,191	—
Commercial business	—	—	—	—	3,801	3,801	—
Construction	—	—	—	—	2,004	2,004	—
Consumer	—	—	—	—	5	5	—

	$554	$381	$1,160	$2,095	$109,950	$112,045	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

	2016
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$470	$317	$659	$1,446	$70,534	$71,980	$—
Home equity and HELOCs	94	79	227	400	6,048	6,448	—
Commercial:
Commercial real estate	—	—	100	100	11,520	11,620	—
Commercial business	—	—	—	—	558	558	—
Construction	—	—	—	—	3,179	3,179	—
Consumer	—	—	—	—	10	10	—

	$564	$396	$986	$1,946	$91,849	$93,795	$—

The Bank may grant a concession or modification for economic or legal reasons related to a borrower's financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers' operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are disclosed as and considered impaired loans for purposes of calculating the Company's allowance for loan losses.

The Bank may identify loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions and negative trends may result in a payment default in the near future.

As of June 30, 2017 and June 30, 2016, the Bank had two loans identified as TDRs totaling $331,000 and $357,000, respectively.  At June 30, 2017 and 2016, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2017.

The following table details the Bank’s TDRs at June 30, 2017:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$331	$—	$331

Total	2	$331	$—	$331

The following table details the Bank’s TDRs at June 30, 2016:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$357	$—	$357

Total	2	$357	$—	$357

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

4. Premises and Equipment

Premises and equipment are summarized by major classification at June 30, 2017 and 2016 as follows:

(Dollars in thousands)	2017	2016
Land	$334	$334
Land improvements	477	477
Office buildings and improvements	712	711
Leasehold improvements	636	610
Furniture and equipment	2,987	2,633
Total Cost	5,146	4,765
Accumulated depreciation	(3,311)	(3,113)
	$1,835	$1,652

Depreciation expense for the year ended June 30, 2017 and 2016 was $198,000 and $190,000, respectively.

During the year ended June 30, 2007, the Bank sold the building that housed its corporate offices and one of its branch offices. At the time of settlement, the Bank entered into an operating lease agreement for the branch office portion of the building. The Bank deferred the $486,000 gain on the sale. The deferred gain is being amortized into income by the straight-line method over the term of the operating lease (29 years and 11 months) as a reduction of rental expense. The amount amortized was $16,000 for both years ended June 30, 2017 and 2016.

5. Deposits

Deposits at June 30, 2017 and 2016 consisted of the following:

(Dollars in thousands)	2017	2016
NOW accounts - interest bearing	$34,857	$29,003
NOW accounts - non-interest bearing	1,729	3,344
Money market deposit accounts	31,574	25,582
Passbook and statement accounts	33,920	32,934
Checking accounts	40,493	13,407
Subtotal - core deposits	142,573	104,270
Certificates of deposit	27,908	37,501
Total deposits	$170,481	$141,771

At June 30, 2017, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
June 30, 2018	$11,494
June 30, 2019	7,666
June 30, 2020	4,939
June 30, 2021	2,135
June 30, 2022	433
June 30, 2023 and thereafter	1,241
$27,908

Certificates of deposit in denominations of $250,000 or more were $2.9 million and $1.9 million at June 30, 2017 and 2016.

The Company held deposits of approximately $12.1 million and $2.5 million for related parties at June 30, 2017 and 2016, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Interest expense on deposits for the years ended June 30, 2017 and 2016 is summarized as follows:

(Dollars in thousands)	2017	2016
NOW accounts - interest bearing	$190	$50
Money market deposit accounts	89	68
Passbook and statement accounts	103	105
Certificates of deposit	359	426
	$741	$649

6. Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

The following table details the Company’s fixed rate advances from the FHLB as of June 30, 2017 and 2016:

(Dollars in thousands)
Maturity	Interest Rate	2017	2016
07/18/16	0.91%	$—	$1,000
07/27/16	0.58%	—	10,000
09/26/17	0.93%	3,000	3,000
11/30/17	0.98%	—	1,000
11/30/17	1.27%	1,000	1,000
07/16/18	1.41%	1,000	1,000
11/30/18	1.59%	1,000	1,000
06/03/19	1.26%	2,000	2,000
07/18/19	1.19%	1,000	—
		$9,000	$20,000

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined total of the facilities or maximum borrowing capacity (“MBC”) is approximately $67.4 million as of June 30, 2017. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of June 30, 2017 and 2016, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $9.0 million and $20.0 million as of June 30, 2017 and 2016, respectively.

The Company also has available lines of credit of $3.0 million with ACBB and a line equal to 95% of fair value of collateral held by the Federal Reserve Bank (“FRB”), which were $2.4 million at June 30, 2017 and $4.3 million at June 30, 2016. The Company has not borrowed against its credit lines with ACBB and FRB for the years ended June 30, 2017 or 2016.

7. Securities Sold Under Agreement to Repurchase

The Bank has entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations, with a carrying value, including accrued interest, of $2.9 million and $3.9 million at June 30, 2017 and 2016, respectively. The fair value of the underlying collateral was $3.7 million and $6.8 million at June 30, 2017 and 2016.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The following table details the Company’s overnight repurchase agreements:

	At or For the Years Ended June 30,
	2017	2016
	(Dollars in thousands)
Balance at end of year	$2,883	$3,929
Average balance during year	$1,935	$1,998
Maximum outstanding at any month end	$4,277	$3,929
Weighted average interest rate at end of year	0.19%	0.08%
Weighted average interest rate during year	0.16%	0.15%

8. Regulatory Capital

Information presented for June 30, 2017 and 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2017, the Bank met all the capital adequacy requirements to which they were subject. At June 30, 2017, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and  total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since June 30, 2017 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total risk-based capital (to risk-weighted assets)	$24,113	21.8%	$ ≥8,870	> 8.0%	$ ≥11,087	> 10.0%
Tier 1 capital (to risk-weighted assets)	23,520	21.2	>6,652	>6.0	>8,870	>8.0
Tier 1 capital (to average assets)	23,520	11.2	>8,377	>4.0	>10,471	>5.0
Tier 1 common equity (to risk-weighted assets)	23,520	21.2	>4,989	>4.5	>7,207	>6.5

As of June 30, 2016
Total risk-based capital (to risk-weighted assets)	$13,438	12.5%	$ ≥ 8,607	> 8.0%	$ ≥10,759	> 10.0%
Tier 1 capital (to risk-weighted assets)	12,951	12.0	> 6,455	> 6.0	> 8,607	> 8.0
Tier 1 capital (to average assets)	12,951	7.6	> 6,787	> 4.0	> 8,483	>5.0
Tier 1 common equity (to risk-weighted assets)	12,951	12.0	> 4,842	> 4.5	>6,993	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of June 30, 2017 and 2016, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements.  As of June 30, 2017, the Bank is required to maintain a capital conservation buffer of 1.25%.  At June 30, 2017, the Bank met the regulatory minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

9. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the year ended June 30, 2017. The following table summarizes the amounts recorded in the Company’s consolidated statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2017 and 2016 (dollars in thousands):

June 30, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$786	$21,389
Forward loan sales commitments	Mortgage banking derivatives	179	10,864
TBA securities	Mortgage banking derivatives	36	14,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$19	$4,089
Forward loan sales commitments	Other liabilities	37	3,717
TBA securities	Other liabilities	8	2,750

June 30, 2016
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$1,084	$30,006
Forward loan sales commitments	Mortgage banking derivatives	408	7,046
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$32	$4,572
Forward loan sales commitments	Other liabilities	48	5,544
TBA securities	Other liabilities	166	22,000

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the year ended June 30, 2017 and 2016 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	June 30, 2017	June 30, 2016
IRLCs	Gain from hedging Instruments	$368	$1,103
Forward loan sales commitments	(Loss)/gain from hedging instruments	(699)	52
TBA securities	(Loss) from hedging instruments	(6)	(651)
	Total (loss) gain from hedging instruments	$(337)	$504

10. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. There were no common shares outstanding for the year ended June 30, 2016. For the year ended June 30, 2017 and 2016, there were no stock options or other convertible instruments outstanding for either period.  Therefore, there is no effect of dilution on the Company’s earnings per share

The calculation of EPS for the year ended June 30, 2017 and 2016 is as follows (dollars in thousands, except per share data):

	For the Year Ended June 30,
	2017(1)	2016
Net income	$569		$1,026
Weighted average shares outstanding	1,010,354		N/A
Net income per share – basic and diluted	$0.56	$	N/A
(1)	The weighted average shares outstanding are calculated for the full periods presented and factor zero shares outstanding for the days prior to the conversion on January 11, 2017

11. Employee Benefits

The Company adopted the Huntingdon Valley Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Eligible employees who have attained age 21 may participate in the ESOP on the later of the effective date of the ESOP or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

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

During the year ended June 30, 2017, the ESOP purchased 8% of the total shares issued which equated to 174,570 shares of the Company’s common stock in the open market ranging from $12.50 per share to $14.21 per share for a weighted average price per share of $13.92, and a total purchase price of $2,430,000.

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. The Company contributed $80,000 and $36,000 to the Plan during the year ended June 30, 2017 and 2016.

12. Income Taxes

The table below summarizes the income tax expense (benefit) for the years ended June 30, 2017 and 2016:

(Dollars in thousands)	2017	2016
Current:
Federal	$305	$4
State	48	108
	353	112
Deferred:
Federal	(158)	413
State	—	—
	(158)	413

Total income tax expense	$195	$525

The expense (benefit) for income taxes for the years ended June 30, 2017 and 2016 differed from the federal income tax statutory rate due to the following:

	2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax at statutory rate	$259	34.0%	$525	34.0%
State tax net of federal benefit	31	4.2%	72	4.7%
Banked-owned life insurance	(37)	-4.9%	(38)	-2.5%
Tax-exempt interest	(64)	-8.8%	(53)	-3.6%
Other, net	6	1.1%	19	1.3%

	$195	25.6%	$525	33.9%

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset at June 30, 2017 and June 30, 2016 consisted of the following:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$202	$165
Non-accrual interest	25	30
Deferred income	105	111
Accrued expenses	70	85
Capitalized expenses	6	8
Unrealized loss on securities	77	5
Minimum tax credit carryover	178	125
Federal NOL carryover	—	190
Charitable contribution carryover	—	10
Gross deferred tax assets	$663	$729

Deferred tax liabilities:
Depreciation	$3	$7
Fair value adjustment of IRLC, TBA securites
and forward loan sales commitments	318	415
Gain on fair value of loans	85	281

Gross deferred tax liabilities	406	703

Net deferred tax assets	$257	$26

The net operating loss carryforward of $560,000 at June 30, 2016 was utilized during the year ended June 30, 2017.

The Company has Alternative Minimum Tax (“AMT”) credits of $178,000 and $125,000 as of June 30, 2017 and 2016, respectively, which have an indefinite life.

Retained earnings included $1.7 million at June 30, 2017 and 2016, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

13. Fair Value of Financial Instruments

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

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

Assets measured at fair value on a recurring basis at June 30, 2017 and 2016 are summarized below:

	2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$4,340	$—	$4,340
Corporate notes	—	10,258	968	11,226
Collateralized mortgage obligations - agency residential	—	12,567	—	12,567
Mortgage-backed securities - agency residential	—	4,435	—	4,435
Municipal securities	—	3,507	—	3,507
Bank CDs	—	6,502	243	6,745
Loans held for sale	—	12,784	—	12,784
Forward loan sales commitments	—	179	—	179
TBA securities	—	36	—	36
Interest rate lock commitments	—	—	786	786

	$—	$54,608	$1,997	$56,605

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

	2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$1,521	$—	$1,521
Corporate notes	—	8,327	—	8,327
Collateralized mortgage obligations - agency residential	—	9,831	—	9,831
Mortgage-backed securities - agency residential	—	7,009	—	7,009
Municipal securities	—	3,566	—	3,566
Bank CDs	—	3,027	—	3,027
Loans held for sale	—	24,676	—	24,676
Forward loan sales commitments	—	408	—	408
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	1,084	1,084

	$—	$58,365	$1,084	$59,449

Liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below.

	2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$37	$—	$37
TBA securities	—	8	—	8
Interest rate lock commitments	—	—	19	19

	$—	$45	$19	$64

Liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized below.

	2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$48	$—	$48
TBA securities	—	166	—	166
Interest rate lock commitments	—	—	32	32

	$—	$214	$32	$246

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and June 30, 2016 are as follows:

	2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$158	$158
Real estate owned	—	—	—	—

	$—	$—	$158	$158

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

	2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$338	$338
Real estate owned	—	—	115	115

	$—	$—	$453	$453

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Balances as of June 30, 2017
	Qualities Information about Level 3 Fair Value Measurements
				Range
		Valuation	Unobservable	(Weighted
(Dollars in thousands)	Fair Value	Techniques	Input	Average)
Impaired loans	$158	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0% - 5.0% (5.0%)

	Balances as of June 30, 2016
	Qualities Information about Level 3 Fair Value Measurements
				Range
		Valuation	Unobservable	(Weighted
(Dollars in thousands)	Fair Value	Techniques	Input	Average)
Impaired loans	$338	Appraisal of collateral (1)	Liquidation expenses/ borrower negotiations	5.0%-16.3% (11.2%)

Other real estate owned	$115	Appraisal of collateral (1)	Liquidation expenses	7.0% to 8.0% (7.5%)

(1)

Appraisals may be discounted for qualitative factors such as age of appraisal, interior condition of the property, and liquidation expenses. Fair value may also be based on negotiated settlements with the borrowers.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The estimated fair values of the Company's financial instruments, whether carried at cost or fair value, at June 30, 2017 and 2016 are as follows:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2017	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,577	$28,577	$28,577	$—	$—
Investment securities available-for-sale	42,820	42,820	—	41,609	1,211
Investment securities held-to-maturity	11,809	11,896	—	9,884	2,012
Loans held for sale at fair value	12,784	12,784	—	12,784	—
Loans receivable, net	111,811	107,510	—	—	107,510
Restricted investment in bank stock	643	643	—	—	643
Accrued interest receivable	620	620	—	620	—
Forward loan sales commitments	179	179	—	179	—
TBA securities	36	36	—	36	—
Interest rate lock commitments	786	786	—	—	786
Liabilities:
Deposits	$170,481	$160,764	$—	$160,764	$—
Advances from the FHLB	9,000	8,958	—	8,958	—
Securities sold under agreements to repurchase	2,883	2,883	—	2,883	—
Forward loan sales commitments	37	37	—	37	—
TBA securities	8	8	—	8	—
Interest rate lock commitments	19	19	—	—	19
Accrued interest payable	20	20	—	20	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2016	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$15,427	$15,427	$15,427	$—	$—
Investment securities available-for-sale	33,281	33,281	—	33,281	—
Investment securities held-to-maturity	5,825	5,941	—	5,941	—
Loans held for sale at fair value	24,676	24,676	—	24,676	—
Loans receivable, net	93,450	93,907	—	—	93,907
Restricted investment in bank stock	1,108	1,108	—	—	1,108
Accrued interest receivable	527	527	—	527	—
Forward loan sales commitments	408	408	—	408	—
TBA securities	—	—	—	—	—
Interest rate lock commitments	1,084	1,084	—	—	1,084
Liabilities:
Deposits	$141,771	$138,711	$—	$138,711	$—
Advances from the FHLB	20,000	20,040	—	20,040	—
Securities sold under agreements to repurchase	3,929	3,929	—	3,929	—
Forward loan sales commitments	48	48	—	48	—
TBA securities	166	166	—	166	—
Interest rate lock commitments	32	32	—	—	32
Accrued interest payable	19	19	—	19	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Significant observable inputs that the Bank relied upon to classify certain investment securities as Level 2 in prior periods are no longer sufficiently observable at June 30, 2017. Therefore, at June 30, 2017, certain investment securities were transferred into a Level 3 valuation. There were no changes in methodologies or transfers between levels during the years ended 2016.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The following table represents assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2017:

	Level 3
	Bank Cds	Corporate notes	IRLC- Asset	IRLC- Liability	Total
Beginning Balance: July 1, 2016	$—	$—	$1,084	$(32)	$1,052
Total losses (unrealized):
Included in other comprehensive income	(7)	(32)	—	—	(39)
Total gains or (losses) included in earnings and held at reporting date	—	—	(298)	13	(285)
Transfers in and/or out of Level 3	250	1,000	—	—	1,250
Ending Balance: June 30, 2017	$243	$968	$786	$(19)	$1,978

	Level 3
	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2015	$—	$—
Transfers in and/or out of Level 3	1,084	(32)
Ending Balance: June 30, 2016	$1,084	$(32)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2017 and June 30, 2016:

Cash and Cash Equivalents

These short-term assets are valued at their face value, which approximate fair value.

Investments (Available-for- Sale and Held-to-Maturity)

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain Mortgage Backed Securities (MBS). In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain equity securities that do not have readily available market prices, certain municipal bonds, certain Asset Backed Securities (ABS), certain Banks CDs and Corporate notes and other less liquid investment securities. If observable market-based inputs are not available, we use unobservable inputs to determine appropriate valuation adjustments by reviewing valuation reports provided a third-party (Level 3).

Loans Held for Sale

All mortgage loans held for sale are carried at fair value which is determined on a recurring basis by utilizing quoted prices from dealers in such loans.

The Company's mortgage loans held for sale are generally classified within Level 2 of the valuation hierarchy.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2017 and 2016 (dollars in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2017	$12,784	$12,534	$250
June 30, 2016	$24,676	$23,848	$828

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at June 30, 2017 or June 30, 2016.

Interest Rate Lock Commitments (“IRLC”)

The fair value of the Company’s IRLC instruments are based upon the underlying mortgage loan adjusted for the probability of such commitments being exercised and estimated costs to complete and originate the loan. The Company’s IRLCs are classified within Level 3 of the valuation hierarchy as a result of unobservable market data inputs.

Forward Loan Sale Commitments

Fair values for forward loan sales commitments are based on forward prices with dealers in such securities.   Due to the observable inputs used by the Company, the Company’s forward loan sales commitments are classified within Level 2 of the valuation hierarchy

To Be Announced Securities (“TBAs”)

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

Impaired Loans

Impaired loans include those collateral-dependent loans and leases for which the practical expedient under ASC 310-40 was applied, resulting in a fair value adjustment to the loans. Fair value is measured based on the value of the discounted cash flow or collateral securing these loans less cost to sell and is classified at Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company.

Restricted Investment in Bank Stock

The stock is carried at cost; which approximates fair value and considers the limited marketability of such securities.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Real Estate Owned (Cost or Fair Value)

The fair value basis of real estate owned is generally determined based upon the lower of an independent appraisal of the property’s appraisal value or applicable listing price or contracted sales price. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurements.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest receivable and payable approximates their respective fair values.

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is estimated by discounting expected cash flows, net of expected servicing costs, using the current rates and anticipated maturities of each deposit category. As these deposits do not have stated maturity dates, the average lives of these deposits are estimated when calculating the discounted cash flows. The fair value of certificates of deposit is estimated discounting the contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

Advances from the FHLB

The fair value of advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with comparable terms, credit, and remaining maturities.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at the amounts at which the securities will be subsequently repurchased as specified in the agreements.  The Company values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Commitments to Extend Credit

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

14. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the financial position, operating results, or equity of the Company.

The Company is party to certain financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments are entered into in the normal course of business and include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In the opinion of management, market risk (interest rate changes) associated with these instruments is nominal.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Open mortgage loan commitments granted to loan applicants at June 30, 2017 and 2016 are $21.4 million and $26.2 million, respectively. Open commercial loan commitments granted to loan applicants at June 30, 2017 and 2016 are $600,000 and $1.8 million, respectively.

At June 30, 2017 and 2016, the Company had forward loan sales commitments amounting to $21.4 million and $30.1 million, respectively. The Company had mandatory TBAs amounting to $17.5 million and $22.0 million, respectively.

The undisbursed portion of open-ended HELOCs at June 30, 2017 and 2016 are $7.9 million, and $7.2 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at June 30, 2017 and 2016 are $134,000 and $78,000, respectively.

There were no outstanding performance standby letters of credit at June 30, 2017 and 2016.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases as of June 30, 2017 and 2016.

Residential mortgage loans serviced for others at June 30, 2017 and 2016 are $4.7 million and $5.6 million, respectively.

The Company is required to maintain certain average reserve balances as established by the FRB. The amounts of this reserve balance for the reserve computation period, which included June 30, 2017 and 2016, were $769,000 and $790,000, respectively, which were satisfied through the restriction of vault cash held at the Company's branches. No additional reserves were required to be maintained at the FRB of Philadelphia in excess of the required $25,000 clearing balance requirement.

In connection with the operation of certain branch and administrative offices, the Company has entered into operating leases for periods ranging from 1 to 30 years. Total rental expense for the years ended June 30, 2017 and 2016 were $461,000 and $466,000, respectively. As of June 30, 2017, future minimum lease payments under such operating leases are:

(Dollars in thousands)
2018	$447
2019	352
2020	234
2021	77
2022	58
Thereafter	997

$2,165

15.  Concentrations

At June 30, 2017 and 2016, the Company’s lending activities are concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

Mortgage loans held for sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
June 30, 2017	3	67%
June 30, 2016	2	51%

16. Recent Accounting Pronouncements

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries following U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). While the ASU does not change the core provisions of Topic 606, it clarifies the implementation guidance on principal versus agent considerations. Namely, the ASU clarifies and offers guidance to help determine when the reporting entity is providing goods or services to a customer itself (i.e., the entity is a principal), or merely arranging for that good or service to be provided by the other party (i.e., the reporting entity is an agent). If the entity is a principal, it recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When the reporting entity is an agent, it recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist in determining whether the control criteria are met. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which will be effective for fiscal years beginning after December 31, 2017 for public entities.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This ASU clarifies certain aspects of Topic 606 guidance as follows:

•The objective of the collectibility assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services transferred.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

•An entity can recognize revenue in the amount of consideration received when it has transferred control of the goods or services, has no additional obligation to transfer goods or services, and the consideration received is nonrefundable.

•A reporting entity is permitted to make the accounting policy election to exclude amounts collected from customers for all sales taxes from the transaction price.

•The measurement date is specified as being the contract inception, and variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration.

•As a practical expedient, a reporting entity is permitted to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with Topic 606 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

•The ASU clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments in this ASU permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

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

The new leases standard addresses other considerations including identification of a lease, separating lease and nonlease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. It also contains comprehensive implementation guidance with practical examples.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Company’s leases are operating leases and ASU 2016-02 will require us to add them to our balance sheet.  The Company’s operating leases are predominantly related to real estate. The Company is currently evaluating other impacts of the pending adoption of the new standard on our consolidated financial statements.

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

The Update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has engaged a third party vendor to assist in the implementation of the standard and is in the process of analyzing loan level data for modeling purposes. The Company is currently evaluating the impact of adoption of the new standard on the financial statements.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

17. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Unaudited)

On January 11, 2017, the mutual to stock conversion of the Bank was completed and HV Bancorp, Inc. became the parent holding company for the Bank. Below is the condensed financial information for the parent company only as follows:

Condensed Statement of Financial Condition
(dollars in thousands)

June 30,	2017
Assets

Cash and due from banks	$1,452
Interest-bearing deposits with banks	271
Cash and cash equivalents	1,723
Investment securities available-for-sale, at fair value	4,973
Investment securities held-to-maturity (fair value of $1,006 at June 30, 2017)	1,000
Loan to ESOP	2,386
Premises and equipment, net	9
Accrued interest receivable	37
Prepaid federal income taxes	18
Prepaid expenses	24
Investment in Subsidiary	21,280
Other assets	84

Total Assets	$31,534

Liabilities and Shareholders' Equity

Liabilities
Deferred income taxes, net	$17
Other liabilities	76
Shareholders' equity	31,441

Total Liabilities and Shareholders' Equity	$31,534

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

17. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY (unaudited) (continued)

Condensed Statement of Operations
(dollars in thousands)

Year ended June 30,	2017
Interest Income
Interest and dividends on investments:
Taxable	$28
Interest on mortgage-backed securities and collateralized mortgage obligations	22
Interest on interest-bearing deposits	8
Interest from ESOP Loan	40
Total Interest Income	98
Non-Interest Expense
Occupancy	2
Professional fees	95
Other expenses	67
Total Non-Interest Expense	164
Loss before income taxes	(66)
Income Tax Benefit	(26)
Loss before equity in undistributed net earnings of subsidiary	(40)
Equity in undistributed net earnings of subsidiary	609
Net Income	$569

Net Income per share:
Basic	$0.56
Diluted	$0.56

Condensed Statement of Comprehensive Income
(dollars in thousands)

Year ended June 30,	2017
Comprehensive Income, Net of Taxes
Net income	$569
Other comprehensive gain, net of tax
Unrealized gain on available-for-sale securities (pre-tax $31)	18
Other comprehensive income	18
Comprehensive Income	$587

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

17. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY (unaudited) (continued)

Condensed Statement of Cash Flows
(dollars in thousands)

Year ended June 30,	2017
Cash Flows from Operating Activities
Net income	$569
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net earings of subsidiary	(609)
Depreciation	2
Net amortization of securities premiums and discounts	5
Deferred income tax benefit	(8)
(Increase) decrease in:
Accrued interest receivable	(37)
Prepaid federal income taxes	(18)
Prepaid and other assets	(108)
Other liabilities	76

Net cash used in operating activities	(128)

Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities and repayments	152
Purchases	(5,099)
Activity in held to maturity securities:
Purchases	(1,000)
Investment in Subsidiary	(10,196)
Purchases of premises and equipment	(11)

Net cash used in investing activities	(16,154)

Cash Flows from Financing Activities
Purchase of ESOP shares	(2,386)
Proceeds from issuance of common stock, net	20,391
Net cash provided by financing activities	18,005

Increase in Cash and Cash Equivalents	$1,723

Cash and Cash Equivalents, beginning of year	$—

Cash and Cash Equivalents, end of year	$1,723

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2017 and 2016

18. Consolidated Summary of Quarterly Earnings (Unaudited)

The following table presents summarized quarterly data for 2017 and 2016:

	June 30, 2017
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$1,401	$1,346	$1,491	$1,496
Total Interest Expense	213	204	239	235
Net Interest Income	1,188	1,142	1,252	1,261
Provision (Credit) for Loan Losses	123	12	(12)	78
Total Non-Interest Income	1,368	878	1,293	1,403
Total Non-Interest Expense	2,062	2,007	2,418	2,333
Income before income taxes	371	1	139	253
Income tax expense (benefit)	118	(38)	41	74
Net income	253	39	98	179
Basic earnings per share (1)	N/A	N/A	0.05	0.08
Diluted earnings per share (1)	N/A	N/A	0.05	0.08
	June 30, 2016
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$1,298	$1,303	$1,300	$1,401
Total Interest Expense	189	186	186	185
Net Interest Income	1,109	1,117	1,114	1,216
Provision (Credit) for Loan Losses	(46)	3	26	26
Total Non-Interest Income	994	1,164	1,266	1,934
Total Non-Interest Expense	1,778	2,108	2,145	2,323
Income before income taxes	371	170	209	801
Income tax expense	129	52	40	304
Net income	242	118	169	497
Basic earnings per share	N/A	N/A	N/A	N/A
Diluted earnings per share	N/A	N/A	N/A	N/A
(1)	Earnings per share is computed independently for each period. The sum of the individual quarters may not equal the annual earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting. A Management’s report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2017 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - at June 30, 2017 and 2016
(C)	Consolidated Statements of Income (Loss) - Years ended June 30, 2017 and 2016
(D)	Consolidated Statements of Comprehensive Income (Loss) – Years ended June 30, 2017 and 2016
(E)	Consolidated Statements of Cash Flows - Years ended June 30, 2017 and 2016
(F)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of HV Bancorp, Inc. (1)

3.2	Bylaws of HV Bancorp, Inc. (2)

4	Form of Common Stock Certificate of HV Bancorp, Inc. (3)

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (4)

10.2	Employment Agreement between Huntingdon Valley Bank and Joseph C. O'Neill, Jr. (5)

10.3	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

21	Subsidiaries of Registrant (7)

23.1	Consent of BDO, USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101

Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2017 and 2016,  (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016, and (vi) the notes to the Consolidated Financial Statements

(1)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(2)

Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

99

(3)

Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(4)

Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(5)

Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(6)

Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(7)

Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

*        Filed here with

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HV BANCORP, INC.

Date: September 28, 2017	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 28, 2017
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 28, 2017
Joseph C. O’Neill, Jr.

/s/ Carl Hj. Asplundh, Jr.	Director	September 28, 2017
Carl Hj. Asplundh, Jr.

/s/ John D. Behm	Director	September 28, 2017
John D. Behm

/s/ Scott W. Froggatt	Director	September 28, 2017
Scott W. Froggatt

/s/ Joseph F. Kelly	Director	September 28, 2017
Joseph F. Kelly