Form 10-Q
period 2017-09-30
HV Bancorp, Inc.
filed 2017-11-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(267) 280-4000

(Registrant's Telephone Number, Including Area Code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 10, 2017, there were 2,182,125 outstanding shares of the issuer’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of September 30, 2017 and June 30, 2017 (Unaudited) (Dollars in thousands)

	At September 30,	At June 30,
	2017	2017
Assets
Cash and due from banks	$1,722	$1,514
Interest-earning deposits with banks	13,885	27,063
Cash and cash equivalents	15,607	28,577
Investment securities available-for-sale, at fair value	31,166	42,820
Investment securities held-to-maturity (fair value of $11,889 at September 30, 2017 and $11,896 at June 30, 2017)	11,802	11,809
Loans held for sale, at fair value	10,535	12,784
Loans receivable, net of allowance for loan losses of $615 at September 30, 2017 and $593 at June 30, 2017	138,314	111,811
Bank-owned life insurance	5,895	4,005
Restricted investment in bank stock	629	643
Premises and equipment, net	1,808	1,835
Accrued interest receivable	654	620
Prepaid income taxes	16	171
Deferred income taxes, net	364	257
Prepaid expenses	348	272
Real estate owned	127	—
Mortgage banking derivatives	579	1,001
Other assets	101	160
Total Assets	$217,945	$216,765

Liabilities and Shareholders' Equity

Liabilities
Deposits	$171,259	$170,481
Advances from the Federal Home Loan Bank	9,000	9,000
Securities sold under agreements to repurchase	3,713	2,883
Advances from borrowers for taxes and insurance	797	1,402
Deferred gain on sale - leaseback of building	306	310
Other liabilities	1,206	1,248
Total Liabilities	186,281	185,324

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and June 30, 2017	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,182,125 shares issued and outstanding as of September 30, 2017 and June 30, 2017	22	22
Additional paid in capital	20,369	20,369
Retained earnings	13,783	13,547
Accumulated other comprehensive loss	(148)	(111)
Unearned Employee Stock Option Plan	(2,362)	(2,386)
Total Shareholders' Equity	31,664	31,441
Total Liabilities and Shareholders' Equity	$217,945	$216,765

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income for the Three Months Ended September 30, 2017 and 2016; (Unaudited) (Dollars in thousands, except per share data)

Three Months Ended September 30,	2017	2016
Interest Income
Interest and fees on loans	$1,350		$1,206
Interest and dividends on investments:
Taxable	118		60
Nontaxable	65		42
Interest on mortgage-backed securities and collateralized mortgage obligations	85		63
Interest on interest-earning deposits	126		30
Total Interest Income	1,744		1,401
Interest Expense
Interest on deposits	216		166
Interest on advances from the Federal
Home Loan Bank	30		46
Interest on securities sold under agreements to repurchase	1		1
Total Interest Expense	247		213
Net interest income	1,497		1,188
(Credit) Provision for Loan Losses	(1)		123
Net interest income after (credit) provision for loan losses	1,498		1,065
Non-Interest Income
Fees for customer services	45		54
Increase in cash surrender value of bank owned life insurance	34		28
Gain on sale of loans, net	1,236		1,569
Gain on sale of available-for-sale securities	34		11
Loss from hedging instruments	(390)		(379)
Change in fair value of loans held-for-sale	45		83
Other	1		2
Total Non-Interest Income	1,005		1,368
Non-Interest Expense
Salaries and employee benefits	1,192		1,151
Occupancy	265		246
Federal deposit insurance premiums	30		38
Data processing related operations	152		147
Real estate owned expense	21		11
Professional fees	172		135
Other expenses	347		334
Total Non-Interest Expense	2,179		2,062
Income before income taxes	324		371
Income Tax Expense	88		118
Net Income	$236		$253
Net Income per share:
Basic	$0.11	$	N/A
Diluted	$0.11	$	N/A

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2017 and 2016 (Unaudited) (Dollars in thousands)

Three Months Ended September 30,	2017	2016
Comprehensive Income, Net of Taxes
Net Income	$236	$253
Other comprehensive loss, net of tax
Unrealized (loss) gain on available-for-sale securities (pre-tax ($28) and ($47), respectively)	(12)	(21)
Less: Reclassification for gains included in income (pre-tax $34, and $11, respectively) (1)	25	7
Other comprehensive (loss)	(37)	(28)
Comprehensive Income	$199	$225

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2017 and 2016 (Unaudited) (Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, July 1, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441
ESOP shares committed to be released	—	—	—	—	—	24	24
Net income	—	—	—	236	—	—	236
Other comprehensive loss	—	—	—	—	(37)	—	(37)
Balance, September 30, 2017	2,182,125	$22	$20,369	$13,783	$(148)	$(2,362)	$31,664

	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares (1)	Total
Balance, July 1, 2016	—	$—	$—	$12,978	$(7)	$—	$12,971
Net income	—	—	—	253	—	—	253
Other comprehensive loss	—	—	—	—	(28)	—	(28)
Balance, September 30, 2016	—	$—	$—	$13,231	$(35)	$—	$13,196

(1)	No common stock or ESOP shares were issued and outstanding during the three months ended September 30, 2016.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016 (Unaudited) (Dollars in thousands)

Three Months Ended September 30,	2017	2016
Cash Flows from Operating Activities
Net income	$236	$253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	53	50
Impairment of real estate owned, net	—	5
Amortization of deferred loan costs (fees)	21	(8)
Net amortization of securities premiums and discounts	44	76
Gain on sale of available-for-sale securities	(34)	(11)
Mortgage banking derivatives	390	498
(Credit) Provision for loan losses	(1)	123
Deferred income taxes (benefit) expense	(82)	(46)
Amortization of deferred gain on sale-leaseback transaction	(4)	(4)
Earnings on bank owned life insurance	(34)	(28)
ESOP compensation expense	24	—
Loans held for sale:
Originations, net of prepayments	(42,481)	(48,245)
Proceeds from sales	46,011	50,340
Gain on sales	(1,236)	(1,569)
Change in fair value of loans held for sale	(45)	(83)
(Increase) decrease in:
Accrued interest receivable	(34)	(4)
Prepaid federal income taxes	155	143
Prepaid and other assets	(17)	(478)
Other liabilities	(9)	(234)
Net cash provided by operating activities	2,957	778
Cash Flows from Investing Activities
Net Increase in loans receivable	(26,650)	(1,021)
Activity in available-for-sale securities:
Proceeds from sales	11,158	1,151
Maturities and repayments	423	1,065
Purchases	—	(500)
Activity in held-to-maturity securities:
Maturities and repayments	7	—
Redemption of restricted investment in bank stock	14	6
Purchases of bank owned life insurance	(1,856)	—
Purchases of premises and equipment	(26)	(46)
Net cash (used in) provided by investing activities	(16,930)	655
Cash Flows from Financing Activities
Net increase (decrease) in deposits	778	(2,297)
Net decrease in advances from borrowers for taxes and insurance	(605)	(769)
Net increase (decrease) in securities sold under agreements to repurchase	830	(1,829)
Proceeds from borrowings from Federal Home Loan Bank	3,000	30,000
Repayment of borrowings from Federal Home Loan Bank	(3,000)	(30,000)
Net cash provided by (used in) financing activities	1,003	(4,895)
Decrease in Cash and Cash Equivalents	(12,970)	(3,462)
Cash and Cash Equivalents, beginning of year	28,577	15,427
Cash and Cash Equivalents, end of year	$15,607	$11,965
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$331	$214
Cash paid during the year for income taxes	$—	$—
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$127	$65

See Notes to Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1. Organization, Basis of Presentation and Recent Accounting Pronouncements

Organization

HV Bancorp, Inc., a Pennsylvania Corporation (the “Company”) is the holding company of Huntingdon Valley Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On January 11, 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. A total of 2,182,125 shares of common stock were sold to depositors at $10.00 per share through which the Company received gross offering proceeds of approximately $21.8 million. Offering costs from the sale of the common stock totaled $1.4 million, resulting in net proceeds of $20.4 million. Shares of the Company began trading on the Nasdaq Capital Market on January 12, 2017. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Bank”).

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company.  Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of June 30, 2017 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on September 28, 2017. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or any other period.

The Company has evaluated subsequent events through the date of issuance of the financial statements included herein.

Principles of Consolidation

The unaudited interim consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, the Bank.  In January 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Prior to January 11, 2017, all financial information reflects the Bank’s transactions and balances only. All significant intercompany transactions and balances have been eliminated in consolidation.

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

•

The objective of the collectability assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services transferred.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. For all other entities, including emerging growth entities as further described above, the amendments are effective for fiscal periods beginning after December 15, 2019, and interim periods within fiscal periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this standard on July 1, 2017 with no material impact on our consolidated financial statements.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth entities as further described above) for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Company’s leases are operating leases and ASU 2016-02 will require us to add them to our balance sheet. The Company’s operating leases are predominantly related to real estate. The Company is currently evaluating other impacts of the pending adoption of the new standard on our consolidated financial statements.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

The ASU is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth companies as further described above for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In anticipation of the ASU, the Company has compiled data for the modeling and entered into a contract with a third party. The Company is currently evaluating the impact of adoption of the new standard on the consolidated financial statements.

2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,477	$11	$(12)	$1,476
Corporate notes	6,310	15	(49)	6,276
Collateralized mortgage obligations - agency residential	11,694	41	(175)	11,560
Mortgage-backed securities - agency residential	4,378	—	(68)	4,310
Municipal securities	2,065	—	(7)	2,058
Bank CDs	5,492	13	(19)	5,486
	$31,416	$80	$(330)	$31,166

Investment securities held-to-maturity was comprised of the following:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$—	$—	$2,000
Municipal securities	9,802	97	(10)	9,889
	$11,802	$97	$(10)	$11,889

Investment securities available-for-sale was comprised of the following:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$4,330	$26	$(16)	$4,340
Corporate notes	11,231	59	(64)	11,226
Collateralized mortgage obligations - agency residential	12,668	59	(160)	12,567
Mortgage-backed securities - agency residential	4,520	—	(85)	4,435
Municipal securities	3,517	1	(11)	3,507
Bank CDs	6,742	23	(20)	6,745
	$43,008	$168	$(356)	$42,820

Investment securities held-to-maturity was comprised of the following:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$12	$—	$2,012
Municipal securities	$9,809	$88	$(13)	$9,884
	$11,809	$100	$(13)	$11,896

The scheduled maturities of securities available-for-sale and held-to-maturity at September 30, 2017 were as follows:

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,550	$1,551	$—	$—
Due from one to five years	8,571	8,562	2,641	2,645
Due from after five to ten years	3,750	3,711	7,492	7,555
Due after ten years	17,545	17,342	1,669	1,689
	$31,416	$31,166	$11,802	$11,889

Securities with a fair value of $5.9 million and $8.2 million at September 30, 2017 and June 30, 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three months ended September 30, 2017 were $11.2 million. Gross realized gains on such sales were approximately $39,000 and gross realized losses on such sales were $5,000 for the three months ended September 30, 2017.

Proceeds from the sale of available-for-sale securities for the three months ended September 30, 2016 were $1.2 million. Gross realized gains on such sales were approximately $11,000 and gross realized losses on such sales were $0.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$625	$(12)	$625	$(12)
Corporate notes	1,945	(10)	2,461	(39)	4,406	(49)
Collateralized mortgage obligations	1,061	(23)	4,995	(152)	6,056	(175)
Mortgage-backed securities	3,198	(33)	1,107	(35)	4,305	(68)
Municipal securities	851	(6)	241	(1)	1,092	(7)
Bank CDs	2,736	(12)	243	(7)	2,979	(19)
	$9,791	$(84)	$9,672	$(246)	$19,463	$(330)
Held-to-maturity:
Municipal securities	$2,435	$(9)	$501	$(1)	$2,936	$(10)
	$12,226	$(93)	$10,173	$(247)	$22,399	$(340)

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,115	$(16)	$—	$—	$1,115	$(16)
Corporate notes	2,045	(6)	2,492	(58)	4,537	(64)
Collateralized mortgage obligations	2,218	(40)	4,278	(120)	6,496	(160)
Mortgage-backed securities	3,297	(46)	1,133	(39)	4,430	(85)
Municipal securities	2,214	(9)	238	(2)	2,452	(11)
Bank CDs	2,736	(13)	243	(7)	2,979	(20)
	$13,625	$(130)	$8,384	$(226)	$22,009	$(356)
Held-to-maturity:
Municipal securities	$3,227	$(11)	$501	$(2)	$3,728	$(13)
	$16,852	$(141)	$8,885	$(228)	$25,737	$(369)

At September 30, 2017 and June 30, 2017, the investment portfolio included five and ten U.S. Government securities, respectively, with total market values of $1.5 million and $4.3 million, respectively. Of these securities, two and three were in an unrealized loss position as of September 30, 2017 and June 30, 2017, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2017 and June 30, 2017, management found no evidence of Other Than Temporary Impairment (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2017 and June 30, 2017, the investment portfolio included fifteen and twenty-four corporate notes with total market values of $8.3 million and $13.2 million, respectively. Of these securities, nine were in an unrealized loss position as of September 30, 2017 and June 30, 2017. At the time of purchase and as of September 30, 2017 and June 30, 2017, these bonds continue to maintain investment grade ratings. As of September 30, 2017 and June 30, 2017, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2017 and June 30, 2017, the investment portfolio included thirty-four and thirty-five collateralized mortgage obligations (“CMOs”) with total market values of $11.6 million and $12.6 million, respectively. Of these securities, twenty-eight were in an unrealized loss position as of September 30, 2017 and June 30, 2017. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2017 and June 30, 2017, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2017 and June 30, 2017, the investment portfolio included fifteen mortgage backed securities (“MBS”) with a total market value of $4.3 million and $4.4 million, respectively. Of these securities, twelve were in an unrealized loss position as of September 30, 2017 and June 30, 2017. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2017 and June 30, 2017, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2017 and June 30, 2017, the investment portfolio included twenty-six and thirty municipal securities with a total market value of $11.9 million and $13.4 million, respectively. Of these securities, eight and thirteen were in an unrealized loss position as of September 30, 2017 and June 30, 2017, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of September 30, 2017 and June 30, 2017, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of September 30, 2017 and June 30, 2017, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2017 and June 30, 2017, the investment portfolio included twenty-two and twenty-six Bank CDs with a total market value of $5.5 million and $6.7 million, respectively. Of these securities, twelve were in an unrealized loss position as of September 30, 2017 and June 30, 2017. The Bank CDs are fully insured by the FDIC. As of September 30, 2017 and June 30, 2017, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and will not be required to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable were comprised of the following:

	September 30,	June 30,
(Dollars in thousands)	2017	2017
Residential:
One-to-four family	$115,308	$88,578
Home equity and HELOCs	5,453	5,466
Commercial:
Commercial real estate	12,414	12,191
Commercial business	4,773	3,801
Construction	289	2,004
Consumer	5	5

	138,242	112,045

Less:
Unearned discounts, origination and commitment fees and costs	687	359
Allowance for loan losses	(615)	(593)

	$138,314	$111,811

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the statements of financial condition. Overdrafts were $5,000 at September 30, 2017 and June 30, 2017, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended September 30, 2017 and 2016.

Allowance for Loan Losses	September 30, 2017
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$—	$44	$(23)	$420	$—	$420
Home equity and HELOCs	38	—	—	1	39	—	39
Commercial:
Commercial real estate	89	(22)	—	18	85	—	85
Commercial business	58	—	—	10	68	13	55
Construction	9	—	—	(6)	3	—	3
Consumer:	—	—	1	(1)	—	—	—
Unallocated reserve	—	—	—	—	—	—	—

	$593	$(22)	$45	$(1)	$615	$13	$602

Allowance for Loan Losses	September 30, 2016
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$314	$—	$3	$43	$360	$—	$360
Home equity and HELOCs	18	—	—	96	114	96	18
Commercial:					—
Commercial real estate	131	—	—	(13)	118	30	88
Commercial business	23	—	—	(3)	20	15	5
Construction	1	—	—	—	1	—	1
Consumer:	—	—	—	—	—	—	—
Unallocated reserve	—	—	—	—	—	—	—

	$487	$—	$3	$123	$613	$141	$472

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2017 and June 30, 2017:

September 30, 2017
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$115,308	$1,217	$114,091
Home equity and HELOCs	5,453	190	5,263
Commercial
Commercial real estate	12,414	488	11,926
Commercial business	4,773	168	4,605
Construction	289	—	289
Consumer	5	—	5

	$138,242	$2,063	$136,179

June 30, 2017
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$88,578	$1,198	$87,380
Home equity and HELOCs	5,466	196	5,270
Commercial
Commercial real estate	12,191	507	11,684
Commercial business	3,801	173	3,628
Construction	2,004	—	2,004
Consumer	5	—	5

	$112,045	$2,074	$109,971

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2017 and June 30, 2017:

	September 30, 2017			June 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,217	$1,217	$—	$1,198	$1,198	$—
Home equity and HELOCs	190	190	—	196	196	—
Commercial:
Commercial real estate	488	488	—	514	514	—
	1,895	1,895	—	1,908	1,908	—
With an allowance recorded
Commercial:
Commercial business	168	168	13	173	173	15
	168	168	13	173	173	15
	$2,063	$2,063	$13	$2,081	$2,081	$15

The following table presents additional information regarding the impaired loans for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	2017		2016
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,207	$2	$788	$2
Home equity and HELOCs	191	—	146	—
Commercial:
Commercial real estate	501	6	555	8
	1,899	8	1,489	10
With an allowance recorded
Residential:
Home equity and HELOCs	—	—	120	—
Commercial:
Commercial real estate	—	—	202	4
Commercial business	171	2	190	3
	171	2	512	7
	$2,070	$10	$2,001	$17

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $22,000 and $16,000 for the three months ended September 30, 2017 and 2016, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2017 and June 30, 2017:

	September 30,	June 30,
(Dollars in thousands)	2017	2017
Residential:
One-to-four family	$1,074	$1,198
Home equity and HELOCs	106	110
Commercial:
Commercial real estate	78	100
Commercial business	—	—
Construction	—	—
Consumer	—	—

	$1,258	$1,408

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2017 and June 30, 2017:

	September 30, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$113,811	$—	$1,497	$—	$115,308
Home equity and HELOCs	5,263	—	190	—	5,453
Commercial:
Commercial real estate	11,703	379	332	—	12,414
Commercial business	4,605	—	168	—	4,773
Construction	289	—	—	—	289
Consumer	5	—	—	—	5
	$135,676	$379	$2,187	$—	$138,242

	June 30, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$87,099	$—	$1,479	$—	$88,578
Home equity and HELOCs	5,270	—	196	—	5,466
Commercial:
Commercial real estate	11,283	552	356	—	12,191
Commercial business	3,628	—	173	—	3,801
Construction	2,004	—	—	—	2,004
Consumer	5	—	—	—	5

	$109,289	$552	$2,204	$—	$112,045

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2017 and June 30, 2017:

	September 30, 2017
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$514	$419	$822	$1,755	$113,553	$115,308	$—
Home equity and HELOCs	—	—	106	106	5,347	5,453	—
Commercial:
Commercial real estate	—	—	78	78	12,336	12,414	—
Commercial business	—	—	—	—	4,773	4,773	—
Construction	—	—	—	—	289	289	—
Consumer	—	—	—	—	5	5	—

	$514	$419	$1,006	$1,939	$136,303	$138,242	$—

	June 30, 2017
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$554	$381	$950	$1,885	$86,693	$88,578	$—
Home equity and HELOCs	—	—	110	110	5,356	5,466	—
Commercial:
Commercial real estate	—	—	100	100	12,091	12,191	—
Commercial business	—	—	—	—	3,801	3,801	—
Construction	—	—	—	—	2,004	2,004	—
Consumer	—	—	—	—	5	5	—

	$554	$381	$1,160	$2,095	$109,950	$112,045	$—

The Company may grant a concession or modification for economic or legal reasons related to a borrower's financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers' operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company's allowance for loan losses. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

As of September 30, 2017 and June 30, 2017, the Company had two loans identified as TDRs totaling $324,000 and $331,000, respectively. At September 30, 2017 and June 30, 2017, both of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during 2017. No additional loan commitments were outstanding to these borrowers at September 30, 2017 and June 30, 2017.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2017:

	As of September 30, 2017
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$324	$—	$324

Total	2	$324	$—	$324

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2017:

	As of June 30, 2017
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$331	$—	$331

Total	2	$331	$—	$331

The carrying amount of residential mortgage loans in the process of foreclosure was $647,000 and $946,000 at September, 2017 and June 30, 2017, respectively.

4. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2017 and June 30, 2017 and for the three months ended September 30, 2017 and 2016. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of September 30, 2017 and June 30, 2017 (in thousands):

September 30, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$412	$18,539
Forward loan sales commitments	Mortgage banking derivatives	148	3,518
To Be Announced securities	Mortgage banking derivatives	19	9,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$15	$2,931
Forward loan sales commitments	Other liabilities	14	1,264
To Be Announced securities	Other liabilities	4	3,750

June 30, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$786	$21,389
Forward loan sales commitments	Mortgage banking derivatives	179	10,864
To Be Announced securities	Mortgage banking derivatives	36	14,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$19	$4,089
Forward loan sales commitments	Other liabilities	37	3,713
To Be Announced securities	Other liabilities	8	2,750

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended September 30, 2017 and September 30, 2016 (in thousands):

		Gain/(Loss)
		Three Months Ended
	Consolidated Statements of Income Presentation	September 30, 2017	September 30, 2016
Interest rate lock commitments	Gain from hedging Instruments	$(369)	$217
Forward loan sales commitments	Loss from hedging instruments	(8)	(345)
To Be Announced securities	Loss from hedging instruments	(13)	(251)
	Total loss from hedging instruments	$(390)	$(379)

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

The incorporation of counterparty credit risk did not have significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2017 or June 30, 2017.

Assets measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017 are summarized below:

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$1,476	$—	$1,476
Corporate notes	—	5,294	982	6,276
Collateralized mortgage obligations - agency residential	—	11,560	—	11,560
Mortgage-backed securities - agency residential	—	4,310	—	4,310
Municipal securities	—	2,058	—	2,058
Bank CDs	—	5,243	243	5,486
Loans held for sale	—	10,535	—	10,535
Interest rate lock commitments	—	—	412	412
Forward loan sales commitments	—	148	—	148
To Be Announced securities	—	19	—	19

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$4,340	$—	$4,340
Corporate notes	—	10,258	968	11,226
Collateralized mortgage obligations - agency residential	—	12,567	—	12,567
Mortgage-backed securities - agency residential	—	4,435	—	4,435
Municipal securities	—	3,507	—	3,507
Bank CDs	—	6,502	243	6,745
Loans held for sale	—	12,784	—	12,784
Interest rate lock commitments	—	—	786	786
Forward loan sales commitments	—	179	—	179
To Be Announced securities	—	36	—	36

Liabilities measured at fair value on a recurring basis at September 30, 2017 are summarized below.

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$15	$15
Forward loan sales commitments	—	14	—	14
To Be Announced securities	—	4	—	4

Liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below.

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$19	$19
Forward loan sales commitments	—	37	—	37
To Be Announced securities	—	8	—	8

The following table represents assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2017:

	Level 3
	Bank Cds	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total gains (unrealized):
Included in other comprehensive income	—	14	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(374)	4
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: September 30, 2017	$243	$982	$412	$(15)

	Level 3
	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2016	$—	$—	$1,084	$(32)
Total losses (unrealized):
Included in other comprehensive income	(7)	(32)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(298)	13
Transfers in and/or out of Level 3	250	1,000	—	—
Ending Balance: June 30, 2017	$243	$968	$786	$(19)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 is as follows:

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Real estate owned	—	—	127	127

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Balances as of September 30, 2017
	Qualitative Information about Level 3 Fair Value Measurements
				Range
		Valuation	Unobservable	(Weighted
(Dollars in thousands)	Fair Value	Techniques	Input	Average)
Real estate owned	$127	Appraisal of collateral (1)	Liquidation expenses	8.0% - 8.0% (8.0%)

(1)

Appraisals may be discounted for qualitative factors such as age of appraisal, interior condition of the property, and liquidation expenses. Fair value may also be based on negotiated settlements with the borrowers.

The estimated fair values of the Company's financial instruments at September 30, 2017 and June 30, 2017 are as follows:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
September 30, 2017	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$15,607	$15,607	$15,607	$—	$—
Investment securities held-to-maturity	11,802	11,889	—	9,889	2,000
Loans receivable, net	138,314	134,811	—	—	134,811
Restricted investment in bank stock	629	629	—	—	629
Accrued interest receivable	654	654	—	654	—
Liabilities:
Deposits	$171,259	$142,782	$—	$142,782	$—
Advances from the FHLB	9,000	8,971	—	8,971	—
Securities sold under agreements to repurchase	3,713	3,713	—	3,713	—
Accrued interest payable	21	21	—	21	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2017	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,577	$28,577	$28,577	$—	$—
Investment securities held-to-maturity	11,809	11,896	—	9,884	2,012
Loans receivable, net	111,811	107,510	—	—	107,510
Restricted investment in bank stock	643	643	—	—	643
Accrued interest receivable	620	620	—	620	—
Liabilities:
Deposits	$170,481	$160,764	$—	$160,764	$—
Advances from the FHLB	9,000	8,958	—	8,958	—
Securities sold under agreements to repurchase	2,883	2,883	—	2,883	—
Accrued interest payable	20	20	—	20	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the three months ended September 30, 2017. During the three months ended June 30, 2017, certain investment securities were transferred into a Level 3 valuation as significant observable inputs that the Bank relied upon to classify certain investment securities as Level 2 in prior periods are no longer sufficiently observable at June 30, 2017.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2017 and June 30, 2017:

Cash and Cash Equivalents

These short-term assets are valued at their face value, which approximate fair value.

Investments (Available- for- Sale and Held- to- Maturity)

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain Mortgage Backed Securities (MBS). In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain equity securities that do not have readily available market prices, certain municipal bonds, certain Asset Backed Securities (ABS), and other less liquid investment securities. If observable market-based inputs are not available, we use unobservable inputs to determine appropriate valuation adjustments by reviewing valuation reports provided by a third-party (Level 3).

Loans Held for Sale at Fair Value

All mortgage loans held for sale are carried at fair value which is determined on a recurring basis by utilizing quoted prices from dealers in such loans.

The Company's mortgage loans held for sale are generally classified within Level 2 of the valuation hierarchy.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of September 30, 2017 and June 30, 2017 (in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2017	$10,535	$10,241	$294
June 30, 2017	$12,784	$12,534	$250

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2017, or June 30, 2017.

Interest Rate Lock Commitments (“IRLC”)

The fair value of the Company’s IRLC instruments are based upon the underlying mortgage loan adjusted for the probability of such commitments being exercised and estimated costs to complete and originate the loan. The Company’s IRLCs are classified within Level 3 of the valuation hierarchy as a result of unobservable market data inputs.

Forward Loan Sale Commitments

Fair values for forward loan sales commitments are based on forward prices with dealers in such securities. Due to the observable inputs used by the Company, the Company’s forward loan sales commitments are classified within Level 2 of the valuation hierarchy.

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

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is estimated by discounting expected cash flow, net of expected servicing costs, using the current rates and anticipated maturities of each deposit category. As these deposits do not have stated maturity dates, the average lives of these deposits are estimated when calculating the discounted cash flow. The fair value of certificates of deposit is estimated discounting the contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

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

6. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. There were no common shares outstanding for the three months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, there were no stock options or other convertible instruments outstanding for either period.  Therefore, there is no effect of dilution on the Company’s earnings per share.

The calculation of EPS for the three months ended September 30, 2017 and 2016 is as follows (in thousands, except per share data):

	For the Three Months
	Ended September 30,
	2017	2016
Net income (basic and diluted)	$236	$253
Weighted average shares outstanding	2,182,125	N/A
Net income per share – basic and diluted	$0.11	$ N/A

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

During the three months ended September 30, 2017, ESOP shares committed to be released was 2,182 with a value of approximately $24,000. There no shares were purchased by the ESOP during the three months ended September 30, 2017.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Financial Statements as of September 30, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended June 30, 2017.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2017 and June 30, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended June 30, 2017.

Comparison of Statements of Financial Condition at September 30, 2017 and at June 30, 2017

Total Assets

Total assets increased $1.1 million, or 0.5%, to $217.9 million at September 30, 2017 from $216.8 million at June 30, 2017. The increase was primarily the result of increases of $26.5 million in loans receivable, and $1.9 million in bank owned life insurance, partially offset by decreases in investment securities of $11.6 million, $13.0 million in cash and cash equivalents and $2.2 million in loans held for sale.

Cash and cash equivalents

Cash and cash equivalents decreased $13.0 million, or 45.5%, to $15.6 million at September 30, 2017 from $28.6 million at June 30, 2017, primarily as a result of funding loans as our continued strategic emphasis is growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. We originated $27.0 million in adjustable-rate jumbo one- to four-family residential real estate loan portfolio for the three months ended September 30, 2017.

Investment Securities

Investment securities decreased by $11.6 million, or 21.2%, to $43.0 million at September 30, 2017 from $54.6 million at June 30, 2017. The decrease was primarily due to sales and principal repayments of $11.6 million. At September 30, 2017, our held-to-maturity portion of the securities portfolio, at amortized cost, was $11.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $31.2 million compared to our held-to-maturity portion of the securities portfolio of $11.8 million and our available-for-sale portion of the securities portfolio of $42.8 million at June 30, 2017.

Net Loans

Net loans increased $26.5 million, or 23.7%, to $138.3 million at September 30, 2017 from $111.8 million at June 30, 2017. One- to four-family residential real estate loans increased $26.7 million, or 30.1%, to $115.3 million at September 30, 2017 from $88.6 million at June 30, 2017 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans increased by $223,000 from $12.2 million at June 30, 2017 to $12.4 million at September 30, 2017. Commercial business loans increased by $1.0 million from $3.8 million at June 30, 2017 to $4.8 million at September 30, 2017. Construction loans decreased $1.7 million from $2.0 million at June 30, 2017 to $289,000 at September 30, 2017 primarily as a result of a construction loan that was converted to a permanent mortgage loan. Home equity and HELOC loans remained flat at $5.5 million at September 30, 2017 and June 30, 2017.

Loans Held For Sale

Loans held for sale decreased $2.3 million, or 18.0%, to $10.5 million at September 30, 2017 from $12.8 million at June 30, 2017 as the pipeline of one- to four-family residential real estate loans decreased during the three months ended September 30, 2017 due to lower demand.

Deposits

Deposits increased $0.8 million, or 0.5%, to $171.3 million at September 30, 2017 from $170.5 million at June 30, 2017. Certificates of deposit increased $1.0 million, or 3.6%, to $28.9 million at September 30, 2017 from $27.9 million at June 30, 2017. Offsetting the increase in certificates of deposit, was a decrease in our core deposits (consisting of NOW, money market, pass book and statement and checking accounts) of $0.2 million, or 0.01%, to $142.4 million at September 30, 2017 from $142.6 million at June 30, 2017.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of $9.0 million remained unchanged at September 30, 2017 from June 30, 2017 as advances of $3.0 million were offset by repayments of $3.0 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase increased approximately $830,000 million, or 28.6%, to $3.7 million at September 30, 2017 from $2.9 million at June 30, 2017 as a result of an increase in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $223,000 to $31.7 million at September 30, 2017 compared to $31.4 million at June 30, 2017 primarily as a result of net income for the three months ended September 30, 2017 of $236,000 and ESOP shares committed to be released of $24,000, partially offset by other comprehensive losses of $37,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio during the three months ended September 30, 2017.

Comparison of Statements of Income for the Three Months Ended September 30, 2017 and 2016

General

Net income decreased $17,000, or 6.7%, to $236,000 for the three months ended September 30, 2017 from $253,000 for the three months ended September 30, 2016.  The decrease in net income was primarily due to a decrease in non-interest income of $363,000 primarily from a decline in mortgage operations and an increase in non-interest expense of $117,000 partially offset by an increase in net interest income of $309,000 and a decrease in provision for loan losses of $124,000.

Interest Income

Total interest income increased approximately $343,000, or 24.5%, to $1.7 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016. The increase was primarily the result of increases in interest and fees on loans, interest on interest-bearing deposits due with banks and interest and dividends on investments, due to higher average volumes of interest earning assets.

Interest income on interest-earning deposits increased by $96,000 to $126,000 for the three months ended September 30, 2017, from $30,000 for the three months ended September 30, 2016. The increase was due to an increase in the average balances of interest-earning deposits with banks of $4.2 million, which increased to $19.2 million for the three months, ended September 30, 2017 from $15.0 million for the three months ended September 30, 2016. Interest on interest-earning deposits with banks increased primarily as a result of the subscription proceeds related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization. Additionally, the average yield on interest-bearing deposits due with banks increased 182 basis points, to 2.62% for the three months ended September 30, 2017 from 80 basis points for the three months ended September 30, 2016.  The increase was primarily due to recent rate increases in the Federal funds rate by the Federal Reserve Bank during 2017 as well as investments in higher yielding cash equivalents, which had rates ranging from 2%-4%.

Interest and fees on loans increased $144,000 to $1.4 million for the three months ended September 30, 2017 from $1.2 million for the same period in 2016. This increase was primarily due to an increase in average loans outstanding of $21.0 million, which increased to $138.3 million for the three months ended September 30, 2017 from $117.3 million for the three months ended September 30, 2016 as a result of the Company’s effort to increase originations of more one-to-four family residential loans.  The benefit from the higher loan volume was partially offset by a reduction in average yield of loans of 21 basis points, which decreased to 3.90% for the three months ended September 30, 2017 from 4.11% for the three months ended September 30, 2016, as lower yielding Jumbo one-to-four family adjustable rate mortgages were originated.

Interest on investment securities increased by $104,000, or 66.2% to $261,000 for the three months ended September 30, 2017, from $157,000 for three months ended September 30, 2016. The increase was primarily the result of an increase in interest income on U.S. Government Agency securities, corporate bonds and municipal securities which increased $11.3 million or 30.0%.In addition, interest income on mortgage backed securities and collateral mortgage obligation securities increased by $22,000, or 34.9%, to $85,000 for the three months ended September 30, 2017, from $63,000 for the three months ended September 30, 2016.  The average yield on total securities increased 46 basis points to 2.12% for the three months ended September 30, 2017 from 1.66% for the same period in 2016, as market rates increased reflecting higher yielding investments. A portion of the conversion proceeds were used to purchase new investment securities, which caused the average balance of investment securities to increase by $11.3 million to $49.1 million for the three months ended September 30, 2017, from $37.8 million for the three months ended September 30, 2016.

Interest Expense

Total interest expense increased $34,000 or 16.0%, to $247,000 for the three months ended September 30, 2017 from $213,000 for the three months ended September 30, 2016, primarily due to a $50,000 increase in interest expense on deposits, partially offset by a $16,000 decrease in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $50,000, or 30.1%, to $216,000 for the three months ended September 30, 2017 from $166,000 for the three months ended September 30, 2016 primarily as a result of an increase in average interest bearing deposits of $25.4 million to $158.9 million during the three months ended September 30, 2017 as compared to $133.5 million for the three months ended September 30, 2016. The increase in the average balance of interest bearing deposits was primarily as a result of a $34.9 million increase in the average balance of our core deposit accounts, which was partially offset by a $9.5 million decrease in the average balance of our certificates of deposit. The increase in the average balance of core deposits was primarily the result of the introduction of a new demand product attracting clients of local professional firms such as CPA firms, totaling $23.6 million at September 30, 2017. The average cost of checking deposits increased by 71 basis points to 1.00% during the three months ended September 30, 2017 as compared to 0.29% for the three months ended September 30, 2016 as a result of the new demand product. This product can pay up to 1.00% on interest per annum. The average rates paid on NOW accounts remained flat at 0.19% and the money market deposits increased by four basis points to 0.34% from 0.30% for the three months ended September 30, 2016. The average cost of certificates of deposit decreased by three basis points to 1.06% for the three months ended September 30, 2017 as compared to 1.09% for the three months ended September 30, 2016, reflecting runoff of higher priced certificates of deposit held by credit unions and banks.

Interest expense on advances from the Federal Home Loan Bank decreased $16,000 to $30,000 for the three months ended September 30, 2017 from $46,000 for the three months ended September 30, 2016 as a result of a decrease in the average balance of Federal Home Loan Bank advances. The average balance of the of Federal Home Loan Bank advances decreased $10.5 million to $9.5 million for the three months ended September 30, 2017 from $20.0 million for the three months ended September 30, 2016 primarily due to the Company utilizing available liquidity of $11.2 million from proceeds from the sale of available-for-sale securities for the three months ended September 30, 2017 to fund loan requirements in place of advances from the Federal Home Loan Bank. The decrease in interest expense on advances was partially offset by an increase in the average rate on the Federal Home Loan Bank advances, which increased from 0.92% for the three months ended September 30, 2016 to 1.27% for the three months ended September 30, 2017 due to increased rates on advances.

Net Interest Income

Net interest income increased approximately $309,000 or 25.8%, to $1.5 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $36.8 million for the three months ended September 30, 2017 from $15.8 million for the three months ended September 30, 2016. This increase in net interest-earning assets was primarily the result of the stock offering proceeds related to the Company’s initial public offering and the conversion of the Bank from the mutual to the stock form of organization during the year ended June 30, 2017. Our interest rate spread increased to 2.79% for the three months ended September 30, 2017 from 2.72% for the three months ended September 30, 2016.  Our net interest margin increased by 11 basis points to 2.89% for the three months ended September 30, 2017 from 2.78% for the three months ended September 30, 2016.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$138,304	$1,350	3.90%	$117,331	$1,206	4.11%
Interest-earning deposits with banks	19,211	126	2.62%	14,981	30	0.80%
Investment securities	49,134	261	2.12%	37,798	157	1.66%
Restricted investment in bank stock	655	7	4.27%	1,106	8	2.89%
Total interest-earning assets	207,304	1,744	3.37%	171,216	1,401	3.27%
Non-interest-earning assets	8,495			7,485
Total assets	$215,799			$178,701

Interest-bearing liabilities:
NOW accounts	$35,874	17	0.19%	$30,178	14	0.19%
Money market deposit accounts	32,112	27	0.34%	25,230	19	0.30%
Passbook and statement savings accounts	33,070	23	0.28%	34,774	26	0.30%
Checking accounts	29,620	74	1.00%	5,597	4	0.29%
Certificates of deposit	28,241	75	1.06%	37,697	103	1.09%
Total deposits	158,917	216	0.54%	133,476	166	0.50%
Federal Home Loan Bank advances	9,471	30	1.27%	20,000	46	0.92%
Securities sold under agreements to repurchase	2,109	1	0.19%	1,985	1	0.20%
Total interest-bearing liabilities	170,497	247	0.58%	155,461	213	0.55%
Non-interest-bearing liabilities:
Checking	12,155			9,247
Other	1,585			945
Total liabilities	184,237			165,653
Shareholders' Equity	31,562			13,048
Total liabilities and Shareholders' equity	$215,799			$178,701

Net interest income		$1,497			$1,188
Interest rate spread (2)			2.79%			2.72%
Net interest-earning assets (3)	$36,807			$15,755
Net interest margin (4)			2.89%			2.78%
Average interest-earning assets to average interest-bearing liabilities	121.59%			110.13%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2017 vs 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$297	$(153)	$144
Interest-earning deposits with banks	4	92	96
Investment securities	22	82	104
Restricted investment in bank stock	(6)	5	(1)
Total interest-earning assets	317	26	343
Interest-bearing liabilities:
NOW accounts	3	—	3
Money market deposit accounts	3	5	8
Passbook and statement savings accounts	(3)	—	(3)
Checking accounts	21	49	70
Certificates of deposit	(20)	(8)	(28)
Total deposits	4	46	50
Federal Home Loan Bank advances	(40)	24	(16)
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	(36)	70	34
Change in net interest income	$353	$(44)	$309

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

Provision for loan losses decreased by $124,000 to a credit of $1,000 for the three months ended September 30, 2017, from $123,000 for the three months ended September 30, 2016 primarily as the result of lower provision expense related to impaired loans during the three months ended September 30, 2017. During the three months ended September 30, 2017, total charge-offs of $22,000 were recorded and $45,000 of recoveries were received. During the three months ended September 30, 2016, no charge-offs were recorded and $3,000 of recoveries were received.

Non-Interest Income

Non-interest income decreased $363,000, or 25.9%, to $1.0 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016. The decrease in non-interest income was primarily due to a decrease in gain on sales of loans, which decreased $333,000, or 20.8%, to $1.2 million for the three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016. This was due to lower sales of loans of $4.3 million and reduced margin on loans sold when compared to the same quarter of 2016. Additionally, the change in fair value of loans held for sale decreased by $38,000 to $45,000 for the three months ended September 30, 2017, from $83,000 for the three months ended September 30. 2016. Loss from hedging instruments increased $11,000 to $390,000 for the three months ended September 30, 2017 from $379,000 for the three months ended September 30, 2016 due to the less favorable interest rate environment and decreased volume of locked loans associated with hedging. These decreases in non-interest income were partially offset by an increase in the gain on sale of available-for-sale securities of $23,000 to $34,000 for the three months ended September 30, 2017 from $11,000 for the three months ended September 30, 2016.

Non-Interest Expense

Non-interest expense increased $117,000, or 5.6%, to $2.2 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30, 2016.  The increase primarily reflected a $50,000 increase in professional fees and other expenses, a $41,000 increase in salaries and employee benefits and a $10,000 increase in real estate owned expenses. Professional fees and other expenses increased $50,000, or 10.7%, to $519,000 for the three months ended September 30, 2017 from $469,000 for the three months ended September 30, 2016 due to increased ongoing compliance associated with being a public company. Salary expense increased by $41,000 to $1,192,000 for the three months ended September 30, 2017 from $1,151,000 for the three months ended September 30, 2016. Salaries increased as full time equivalent (“FTE”) employees increased to 72 FTEs as of September 30, 2017, from 67 FTEs as of September 30, 2016, primarily as a result of the expansion in our mortgage loan department. Real estate owned expense increased $10,000, to $21,000 for the three months ended September 30, 2017 from $11,000 for the three months ended September 30, 2016 due to operating expenses related to real estate owned.

Income Tax Expense

Income tax expense was $88,000 for the three months ended September 30, 2017 as compared to $118,000 for the three months ended September 30, 2016.  Federal income taxes included in total taxes for the three months ended September 30, 2017 and 2016 were $73,000 and $97,000, with effective federal tax rates of 23.6% and 27.7%, respectively. Due to the increase in municipal tax free bonds during the three months ended September 30, 2017, federal income tax expense was reduced which caused a lower effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Pennsylvania state tax expense decreased $6,000 to $15,000 for the three months ended September 30, 2017 from $21,000 for the three months ended September 30, 2016 with effective rates of 4.6% and 5.7%, respectively.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.4 million, or 0.64% of total assets, at September 30, 2017. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  We had no accruing loans past due 90 days or more at September 30, 2017, June 30, 2017 or 2016.

	At September 30,	At June 30,
	2017	2017
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,074	$1,198
Home equity & HELOCs	106	110
Commercial real estate	78	100
Commercial business	—	—
Construction	—	—
Consumer	—	—
Total non-accrual loans	1,258	1,408

Total non-performing loans	1,258	1,408

Real estate owned	127	—
Other non-performing assets	—	—
Total non-performing assets	$1,385	$1,408

Ratios:
Total non-performing loans to total loans	0.91%	1.26%
Total non-performing loans to total assets	0.58%	0.65%
Total non-performing assets to total assets	0.64%	0.65%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$593	$487

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial real estate	(22)	—
Commercial business	—	—
Construction	—	—
Consumer	—	—
Total charge-offs	(22)	—

Recoveries:
Residential:
One- to four-family	44	3
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer	1	—
Total recoveries	45	3

Net recoveries	23	3
(Credit) Provision for loan losses	(1)	123
Balance at end of period	$615	$613

Ratios:
Net recoveries to average loans outstanding	0.02%	—
Allowance for loan losses to non-performing loans at end of period	48.89%	54.68%
Allowance for loan losses to total loans at end of period	0.44%	0.65%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales, and matured loans and securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $9.0 million outstanding with unused borrowing capacity of $69.4 million as of September 30, 2017. Additionally, at September 30, 2017, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.3 million at September 30, 2017. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the three months ended September 30, 2017 and 2016.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2017.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $15.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.2 million at September 30, 2017.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.0 million and $778,000 for the three months ended September 30, 2017 and September 30, 2016, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was ($16.9) million and $655,000 for the three months ended September 30, 2017 and September 30, 2016, respectively. During the three months ended September 30, 2017 and September 30, 2016, we sold $11.2 million and $1.2 million, respectively, in securities available-for-sale.  Net cash provided by (used in) financing activities, consisting primarily of decreases in deposits and advances from borrowers for taxes and insurance, was $1.0 million for the three months ended September 30, 2017 and ($4.9) million for the three months ended September 30, 2016.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2017, totaled $12.3 million, or 7.2%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2017 and June 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2017, the Bank met all the capital adequacy requirements to which it was subject. At September 30, 2017, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2017 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total risk-based capital (to risk-weighted assets)	$24,259	20.8%	$>9,343	> 8.0%	$>11,679	>10.0%
Tier 1 capital (to risk-weighted assets)	23,644	20.3	>7,007	> 6.0%	>9,343	> 8.0%
Tier 1 capital (to average assets)	23,644	11.3	>8,389	> 4.0%	>10,486	> 5.0%
Tier 1 common equity (to risk-weighted assets)	23,644	20.3	>5,255	> 4.5%	>7,591	> 6.5%

As of June 30, 2017
Total risk-based capital (to risk-weighted assets)	$24,113	21.8%	$ ≥8,870	> 8.0%	$ ≥11,087	>10.0%
Tier 1 capital (to risk-weighted assets)	23,520	21.2	>6,652	> 6.0%	>8,870	> 8.0%
Tier 1 capital (to average assets)	23,520	11.2	>8,377	> 4.0%	>10,471	> 5.0%
Tier 1 common equity (to risk-weighted assets)	23,520	21.2	>4,989	> 4.5%	>7,207	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of September 30, 2017 and June 30, 2017, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of September 30, 2017, the Bank is required to maintain a capital conservation buffer of 1.25%. At September 30, 2017, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017, we had outstanding commitments to originate loans of $22.1 million, unused lines of credit totaling $7.7 million and no stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $12.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2017.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2017, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not Applicable

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: November 13, 2017	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2017	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)