Form 10-Q
period 2017-12-31
HV Bancorp, Inc.
filed 2018-02-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of February 10, 2018, there were 2,182,125 outstanding shares of the issuer’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of December 31, 2017 and June 30, 2017 (Dollars in thousands)

	At December 31,	At June 30,
	2017	2017
Assets
Cash and due from banks	$1,070	$1,514
Interest-earning deposits with banks	13,732	27,063
Cash and cash equivalents	14,802	28,577
Investment securities available-for-sale, at fair value	32,863	42,820
Investment securities held-to-maturity (fair value of $12,490 at December 31, 2017 and $11,896 at June 30, 2017)	12,433	11,809
Loans held for sale, at fair value	12,266	12,784
Loans receivable, net of allowance for loan losses of $683 at December 31, 2017 and $593 at June 30, 2017	159,702	111,811
Bank-owned life insurance	5,936	4,005
Restricted investment in bank stock	749	643
Premises and equipment, net	1,834	1,835
Accrued interest receivable	773	620
Prepaid income taxes	38	171
Deferred income taxes, net	397	257
Prepaid expenses	266	272
Mortgage banking derivatives	519	1,001
Other assets	78	160
Total Assets	$242,656	$216,765

Liabilities and Shareholders' Equity

Liabilities
Deposits	$193,108	$170,481
Advances from the Federal Home Loan Bank	12,000	9,000
Securities sold under agreements to repurchase	2,967	2,883
Advances from borrowers for taxes and insurance	1,428	1,402
Deferred gain on sale - leaseback of building	302	310
Other liabilities	1,138	1,248
Total Liabilities	210,943	185,324

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and June 30, 2017	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,182,125 shares issued and outstanding as of December 31, 2017 and June 30, 2017	22	22
Additional paid in capital	20,369	20,369
Retained earnings	13,962	13,547
Accumulated other comprehensive loss	(301)	(111)
Unearned Employee Stock Option Plan	(2,339)	(2,386)
Total Shareholders' Equity	31,713	31,441
Total Liabilities and Shareholders' Equity	$242,656	$216,765

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six Months Ended December 31, 2017 and 2016; (Dollars in thousands, except per share data)

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2017	2016		2017	2016
Interest Income
Interest and fees on loans	$1,517		$1,132	$2,867		$2,338
Interest and dividends on investments:
Taxable	91		72	209		132
Nontaxable	65		41	130		83
Interest on mortgage-backed securities and collateralized mortgage obligations	94		48	179		111
Interest on interest-earning deposits	97		53	202		83
Total Interest Income	1,864		1,346	3,587		2,747
Interest Expense
Interest on deposits	231		163	447		329
Interest on advances from the Federal Home Loan Bank	45		40	75		86
Interest on securities sold under agreements to repurchase	1		1	2		2
Total Interest Expense	277		204	524		417
Net interest income	1,587		1,142	3,063		2,330
Provision for Loan Losses	80		12	79		135
Net interest income after provision for loan losses	1,507		1,130	2,984		2,195
Non-Interest Income
Fees for customer services	185		51	230		105
Increase in cash surrender value of bank owned life insurance	41		28	75		57
Gain on sale of loans, net	909		2,136	2,145		3,705
Gain on sale of available-for-sale securities	—		—	34		11
Loss from hedging instruments	(74)		(560)	(464)		(939)
Change in fair value of loans held-for-sale	(140)		(778)	(95)		(695)
Other	2		1	3		2
Total Non-Interest Income	923		878	1,928		2,246
Non-Interest Expense
Salaries and employee benefits	1,286		1,146	2,457		2,297
Occupancy	260		254	525		500
Federal deposit insurance premiums	26		32	56		70
Data processing related operations	125		138	277		285
Loss on sale of other real estate owned	3		12	3		12
Real estate owned expense	6		5	27		16
Professional fees	113		135	285		270
Other expenses	338		285	685		619
Total Non-Interest Expense	2,157		2,007	4,315		4,069
Income before income taxes	273		1	597		372
Income Tax Expense (Benefit)	94		(38)	182		80
Net Income	$179		$39	$415		$292
Net Income per share:
Basic	$0.08	$	N/A	$0.19	$	N/A
Diluted	$0.08	$	N/A	$0.19	$	N/A

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2017 and 2016 (Dollars in thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Comprehensive Income, Net of Taxes
Net Income	$179	$39	$415	$292
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities (pre-tax ($176) and ($490); $(205) and $(537), respectively)	(153)	(288)	(165)	(309)
Less: Reclassification for gains included in income (pre-tax $0 and $0; $(34) and $(11), respectively) (1)	—	—	25	7
Other comprehensive (loss)	(153)	(288)	(190)	(316)
Comprehensive Income (Loss)	$26	$(249)	$225	$(24)

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Shareholders’ Equity for the Six Months Ended December 31, 2017 and 2016 (Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, July 1, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441
ESOP shares committed to be released	—	—	—	—	—	47	47
Net income	—	—	—	415	—	—	415
Other comprehensive loss	—	—	—	—	(190)	—	(190)
Balance, December 31, 2017	2,182,125	$22	$20,369	$13,962	$(301)	$(2,339)	$31,713

	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares (1)	Total
Balance, July 1, 2016	—	$—	$—	$12,978	$(7)	$—	$12,971
Net income	—	—	—	292	—	—	292
Other comprehensive loss	—	—	—	—	(316)	—	(316)
Balance, December 31, 2016	—	$—	$—	$13,270	$(323)	$—	$12,947

(1)	No common stock or ESOP shares were issued and outstanding during the six months ended December 31, 2016.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016 (Dollars in thousands)

Six Months Ended December 31,	2017	2016
Cash Flows from Operating Activities
Net income	$415	$292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	106	96
Impairment of real estate owned, net	14	5
Amortization of net deferred loan costs	67	3
Amortization of net securities premiums	73	210
Loss on sale of real estate owned	3	12
Gain on sale of available-for-sale securities	(34)	(11)
Loss from hedging instruments	464	1,123
Provision for loan losses	79	135
Deferred income tax benefit	(91)	(327)
Amortization of deferred gain on sale-leaseback transaction	(8)	(8)
Earnings on bank owned life insurance	(75)	(57)
ESOP compensation expense	47	—
Loans held for sale:
Originations, net of prepayments	(80,066)	(90,831)
Proceeds from sales	82,634	112,336
Gain on sales	(2,145)	(3,705)
Change in fair value of loans held for sale	95	695
(Increase) decrease in:
Accrued interest receivable	(153)	2
Prepaid federal income taxes	133	78
Prepaid and other assets	88	(1,039)
Other liabilities	(90)	(512)
Net cash provided by operating activities	1,556	18,497
Cash Flows from Investing Activities
Net Increase in loans receivable	(48,178)	(2,465)
Activity in available-for-sale securities:
Proceeds from sales	11,158	2,054
Maturities and repayments	1,186	2,101
Purchases	(2,665)	(5,200)
Activity in held-to-maturity securities:
Maturities and repayments	11	—
Purchases	(635)	—
Redemption of restricted investment in bank stock	(106)	450
Purchases of bank owned life insurance	(1,856)	—
Proceeds from sales of real estate owned	124	98
Purchases of premises and equipment	(107)	(178)
Net cash used in investing activities	(41,068)	(3,140)
Cash Flows from Financing Activities
Net increase in deposits	22,627	71,317
Net increase (decrease) in advances from borrowers for taxes and insurance	26	(480)
Net increase (decrease) in securities sold under agreements to repurchase	84	(2,176)
Proceeds from borrowings from Federal Home Loan Bank	15,000	19,000
Repayment of borrowings from Federal Home Loan Bank	(12,000)	(30,000)
Net cash provided by financing activities	25,737	57,661
(Decrease) increase in Cash and Cash Equivalents	(13,775)	73,018
Cash and Cash Equivalents, beginning of year	28,577	15,427
Cash and Cash Equivalents, end of year	$14,802	$88,445
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$598	$413
Cash paid during the year for income taxes	$65	$—
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$127	$65

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim information and with the instructions to the Quarterly Report on Form 10-Q, as applicable to a smaller reporting company.  Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of June 30, 2017 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on September 28, 2017. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or any other period.

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

The guidance in the revenue recognition ASUs listed above is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the various revenue recognition ASUs. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Company evaluated its non-interest revenue sources and the adoption of these ASUs will not have a material impact on its financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in OCI in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As of December 31, 2017 we do not hold material equity investments for which fair value is accounted through other comprehensive income.  We are analyzing ASU 2016-01 and do not believe that it will have a material effect on our financial statements.

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

The ASU is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth companies as further described above for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In anticipation of the ASU, the Company has entered into a contract with a third party, compiled data for the modeling and is working on developing an estimate using historically and qualitative data based on the requirements of ASU 2016-13. The Company is currently evaluating the impact of adoption of the new standard on the consolidated financial statements.

2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,455	$9	$(17)	$1,447
Corporate notes	6,308	15	(47)	6,276
Collateralized mortgage obligations - agency residential	13,736	4	(265)	13,475
Mortgage-backed securities - agency residential	4,234	—	(81)	4,153
Municipal securities	2,065	—	(19)	2,046
Bank CDs	5,492	5	(31)	5,466
	$33,290	$33	$(460)	$32,863

Investment securities held-to-maturity was comprised of the following:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$8	$—	$2,008
Municipal securities	10,433	85	(36)	10,482
	$12,433	$93	$(36)	$12,490

Investment securities available-for-sale was comprised of the following:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$4,330	$26	$(16)	$4,340
Corporate notes	11,231	59	(64)	11,226
Collateralized mortgage obligations - agency residential	12,668	59	(160)	12,567
Mortgage-backed securities - agency residential	4,520	—	(85)	4,435
Municipal securities	3,517	1	(11)	3,507
Bank CDs	6,742	23	(20)	6,745
	$43,008	$168	$(356)	$42,820

Investment securities held-to-maturity was comprised of the following:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$12	$—	$2,012
Municipal securities	9,809	88	(13)	9,884
	$11,809	$100	$(13)	$11,896

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2017 were as follows:

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,550	$1,549	$605	$604
Due from one to five years	8,569	8,515	2,528	2,513
Due from after five to ten years	3,750	3,728	6,995	7,050
Due after ten years	19,421	19,071	2,305	2,323
	$33,290	$32,863	$12,433	$12,490

Securities with a fair value of $6.6 million and $8.2 million at December 31, 2017 and June 30, 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the six months ended December 31, 2017 were $11.2 million. Gross realized gains on such sales were approximately $39,000 and gross realized losses on such sales were $5,000 for the six months ended December 31, 2017.

Proceeds from the sale of available-for-sale securities for the six months ended December 31, 2016 were $2.1 million. Gross realized gains on such sales were approximately $11,000 and gross realized losses on such sales were $0 for the six months ended December 31, 2016.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of December 31, 2017 and June 30, 2017:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$601	$(17)	$601	$(17)
Corporate notes	900	(5)	3,459	(42)	4,359	(47)
Collateralized mortgage obligations	5,843	(47)	6,497	(218)	12,340	(265)
Mortgage-backed securities	—	—	4,149	(81)	4,149	(81)
Municipal securities	—	—	2,046	(19)	2,046	(19)
Bank CDs	3,975	(23)	487	(8)	4,462	(31)
	$10,718	$(75)	$17,239	$(385)	$27,957	$(460)
Held-to-maturity:
Municipal securities	$5,637	$(36)	$—	$—	$5,637	$(36)
	$16,355	$(111)	$17,239	$(385)	$33,594	$(496)

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,115	$(16)	$—	$—	$1,115	$(16)
Corporate notes	2,045	(6)	2,492	(58)	4,537	(64)
Collateralized mortgage obligations	2,218	(40)	4,278	(120)	6,496	(160)
Mortgage-backed securities	3,297	(46)	1,133	(39)	4,430	(85)
Municipal securities	2,214	(9)	238	(2)	2,452	(11)
Bank CDs	2,736	(13)	243	(7)	2,979	(20)
	$13,625	$(130)	$8,384	$(226)	$22,009	$(356)
Held-to-maturity:
Municipal securities	$3,227	$(11)	$501	$(2)	$3,728	$(13)
	$16,852	$(141)	$8,885	$(228)	$25,737	$(369)

At December 31, 2017 and June 30, 2017, the investment portfolio included five and ten U.S. Government securities, respectively, with total market values of $1.4 million and $4.3 million, respectively. Of these securities, two and three were in an unrealized loss position as of December 31, 2017 and June 30, 2017, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of December 31, 2017 and June 30, 2017, management found no evidence of Other Than Temporary Impairment (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2017 and June 30, 2017, the investment portfolio included fifteen and twenty-four corporate notes with total market values of $8.3 million and $13.2 million, respectively. Of these securities, nine were in an unrealized loss position as of December 31, 2017 and June 30, 2017. At the time of purchase and as of December 31, 2017 and June 30, 2017, these bonds continue to maintain investment grade ratings. As of December 31, 2017 and June 30, 2017, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than will not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2017 and June 30, 2017, the investment portfolio included thirty-eight and thirty-five collateralized mortgage obligations (“CMOs”) with total market values of $13.5 million and $12.6 million, respectively. Of these securities, thirty-six and twenty-eight were in an unrealized loss position as of December 31, 2017 and June 30, 2017, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2017 and June 30, 2017, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2017 and June 30, 2017, the investment portfolio included fifteen mortgage backed securities (“MBS”) with a total market value of $4.2 million and $4.4 million, respectively. Of these securities, twelve were in an unrealized loss position as of December 31, 2017 and June 30, 2017, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2017 and June 30, 2017, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2017 and June 30, 2017, the investment portfolio included twenty-seven and thirty municipal securities with a total market value of $12.5 million and $13.4 million, respectively. Of these securities, seventeen and thirteen were in an unrealized loss position as of December 31, 2017 and June 30, 2017, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of December 31, 2017 and June 30, 2017, continue to maintain investment grade ratings. As of December 31, 2017 and June 30, 2017, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2017 and June 30, 2017, the investment portfolio included twenty-two and twenty-six Bank Certificate of Deposits (“CDs”) with a total market value of $5.5 million and $6.7 million, respectively. Of these securities, eighteen and twelve were in an unrealized loss position as of December 31, 2017 and June 30, 2017, respectively. The Bank CDs are fully insured by the FDIC. As of December 31, 2017 and June 30, 2017, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable were comprised of the following:

	December 31,	June 30,
(Dollars in thousands)	2017	2017
Residential:
One-to-four family	$128,267	$88,578
Home equity and HELOCs	4,881	5,466
Commercial:
Commercial real estate	12,652	12,191
Commercial business	3,345	3,801
Construction	2,837	2,004
Consumer:
Medical education	7,526	—
Other	6	5

	159,514	112,045

Less:
Unearned discounts, origination and commitment fees and costs	871	359
Allowance for loan losses	(683)	(593)

	$159,702	$111,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2017, the balance of the private education loans was $7.5 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. Recourse includes a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days.

Overdraft deposits are reclassified as other consumer and commercial business loans and are included in the total loans on the statements of financial condition. Overdrafts were $12,000 and $5,000 at December 31, 2017 and June 30, 2017, respectively.

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended December 31, 2017 and 2016.

Allowance for Loan Losses	For the three months ended December 31, 2017
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$420	$(12)	—	$64	$472	$—	$472
Home equity and HELOCs	39	—	—	(1)	38	—	38
Commercial:
Commercial real estate	85	—	—	1	86	—	86
Commercial business	68	—	—	(10)	58	16	42
Construction	3	—	—	7	10	—	10
Consumer:
Medical education	—	—	—	19	19	—	19
Other	—	—	—	—	—	—	—

	$615	$(12)	$—	$80	$683	$16	$667

Allowance for Loan Losses	For the three months ended December 31, 2016
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$360	$—	$2	$—	$362	$—	$362
Home equity and HELOCs	114	—	—	—	114	96	18
Commercial:
Commercial real estate	118	—	—	—	118	30	88
Commercial business	20	—	—	—	20	15	5
Construction	1	—	—	—	1	—	1
Consumer:
Other	—	(2)	1	1	—	—	—
Unallocated reserve	—	—	—	11	11	—	11

	$613	$(2)	$3	$12	$626	$141	$485

The following tables summarize the activity in the allowance for loan losses by loan class for the six months ended December 31, 2017 and 2016.

Allowance for Loan Losses	For the six months ended December 31, 2017
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$(12)	$44	$41	$472	$—	$472
Home equity and HELOCs	38	—	—	—	38	—	38
Commercial:
Commercial real estate	89	(22)	—	19	86	—	86
Commercial business	58	—	—	—	58	16	42
Construction	9	—	—	1	10	—	10
Consumer:
Medical education	—	—	—	19	19	—	19
Other	—	—	1	(1)	—	—	—
Unallocated reserve	—	—	—	—	—	—	—

	$593	$(34)	$45	$79	$683	$16	$667

Allowance for Loan Losses	For the six months ended December 31, 2016
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$314	$—	$5	$43	$362	$—	$362
Home equity and HELOCs	18	—	—	96	114	96	18
Commercial:					—
Commercial real estate	131	—	—	(13)	118	30	88
Commercial business	23	—	—	(3)	20	15	5
Construction	1	—	—	—	1	—	1
Consumer:
Other	—	(2)	1	1	—	—	—
Unallocated reserve	—	—	—	11	11	—	11

	$487	$(2)	$6	$135	$626	$141	$485

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2017 and June 30, 2017:

December 31, 2017
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$128,267	$1,280	$126,987
Home equity and HELOCs	4,881	105	4,776
Commercial
Commercial real estate	12,652	406	12,246
Commercial business	3,345	163	3,182
Construction	2,837	—	2,837
Consumer:
Medical education	7,526	—	7,526
Other	6	—	6

	$159,514	$1,954	$157,560

June 30, 2017
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$88,578	$1,198	$87,380
Home equity and HELOCs	5,466	196	5,270
Commercial
Commercial real estate	12,191	514	11,684
Commercial business	3,801	173	3,628
Construction	2,004	—	2,004
Consumer:
Other	5	—	5

	$112,045	$2,081	$109,971

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2017 and June 30, 2017:

	December 31, 2017			June 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,280	$1,280	$—	$1,198	$1,198	$—
Home equity and HELOCs	105	105	—	196	196	—
Commercial:
Commercial real estate	406	406	—	514	514	—
	1,791	1,791	—	1,908	1,908	—
With an allowance recorded
Commercial:
Commercial business	163	163	16	173	173	15
	163	163	16	173	173	15
	$1,954	$1,954	$16	$2,081	$2,081	$15

The following table presents additional information regarding the impaired loans for the three months ended December 31, 2017 and December 31, 2016:

	Three Months Ended December 31,
	2017		2016
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,151	$1	$924	$1
Home equity and HELOCs	105	—	147	—
Commercial:
Commercial real estate	408	8	552	8
	1,664	9	1,623	9
With an allowance recorded
Residential:
Home equity and HELOCs	—	—	120	—
Commercial:
Commercial real estate	—	—	200	4
Commercial business	165	3	185	3
	165	3	505	7
	$1,829	$12	$2,128	$16

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $18,000 and $23,000 for the three months ended December 31, 2017 and 2016, respectively.

The following table presents additional information regarding the impaired loans for the six months ended December 31, 2017 and December 31, 2016:

	Six Months Ended December 31,
	2017		2016
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized

With no related allowance recorded
Residential:
One-to-four family	$1,147	$3	$854	$3
Home equity and HELOCs	106	—	106	—
Commercial:
Commercial real estate	410	14	553	16
	1,663	17	1,513	19
With an allowance recorded
Residential:
Home equity and HELOCs	—	—	121	—
Commercial:
Commercial real estate	—	—	200	8
Commercial business	168	5	188	6
	168	5	509	14
	$1,831	$22	$2,022	$33

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $40,000 and $35,000 for the six months ended December 31, 2017 and 2016, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2017 and June 30, 2017:

	December 31,	June 30,
(Dollars in thousands)	2017	2017

Residential:
One-to-four family	$1,139	$1,198
Home equity and HELOCs	105	110
Commercial:
Commercial real estate	—	100
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	—	—
Other	—	—

	$1,244	$1,408

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2017 and June 30, 2017:

	December 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$126,424	$—	$1,843	$—	$128,267
Home equity and HELOCs	4,776	—	105	—	4,881
Commercial:
Commercial real estate	12,026	220	406	—	12,652
Commercial business	3,182	—	163	—	3,345
Construction	2,837	—	—	—	2,837
Consumer:
Medical education	7,526	—	—	—	7,526
Other	6	—	—	—	6
	$156,777	$220	$2,517	$—	$159,514

	June 30, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$87,099	$—	$1,479	$—	$88,578
Home equity and HELOCs	5,270	—	196	—	5,466
Commercial:
Commercial real estate	11,283	552	356	—	12,191
Commercial business	3,628	—	173	—	3,801
Construction	2,004	—	—	—	2,004
Consumer:
Other	5	—	—	—	5
	$109,289	$552	$2,204	$—	$112,045

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2017 and June 30, 2017:

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$191	$500	$860	$1,551	$126,716	$128,267	$—
Home equity and HELOCs	—	—	105	105	4,776	4,881	—
Commercial:
Commercial real estate	—	—	—	—	12,652	12,652	—
Commercial business	—	—	—	—	3,345	3,345	—
Construction	—	—	—	—	2,837	2,837	—
Consumer:
Medical education	173	—	—	173	7,353	7,526	—
Other	—	—	—	—	6	6	—

	$364	$500	$965	$1,829	$157,685	$159,514	$—

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$554	$381	$950	$1,885	$86,693	$88,578	$—
Home equity and HELOCs	—	—	110	110	5,356	5,466	—
Commercial:
Commercial real estate	—	—	100	100	12,091	12,191	—
Commercial business	—	—	—	—	3,801	3,801	—
Construction	—	—	—	—	2,004	2,004	—
Consumer:
Other	—	—	—	—	5	5	—

	$554	$381	$1,160	$2,095	$109,950	$112,045	$—

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

As of December 31, 2017 and June 30, 2017, the Company had two loans identified as TDRs totaling $317,000 and $331,000, respectively. At December 31, 2017 and June 30, 2017, both of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the six months ended December 31, 2017 and 2016. No additional loan commitments were outstanding to these borrowers at December 31, 2017 and June 30, 2017.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2017:

	As of December 31, 2017
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$317	$—	$317

Total	2	$317	$—	$317

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2017:

	As of June 30, 2017
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$331	$—	$331

Total	2	$331	$—	$331

The carrying amount of residential mortgage loans in the process of foreclosure was $402,000 and $946,000 at December 31, 2017 and June 30, 2017, respectively.

4. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of December 31, 2017 and June 30, 2017 and for the six months ended December 31, 2017 and 2016. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of December 31, 2017 and June 30, 2017 (in thousands):

December 31, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$251	$10,224
Forward loan sales commitments	Mortgage banking derivatives	268	7,267
To Be Announced securities	Mortgage banking derivatives	—	1,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$26	$2,667
Forward loan sales commitments	Other liabilities	3	978
To Be Announced securities	Other liabilities	17	10,250

June 30, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$786	$21,389
Forward loan sales commitments	Mortgage banking derivatives	179	10,864
To Be Announced securities	Mortgage banking derivatives	36	14,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$19	$4,089
Forward loan sales commitments	Other liabilities	37	3,713
To Be Announced securities	Other liabilities	8	2,750

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and six months ended December 31, 2017 and December 31, 2016 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	December 31, 2017	December 31, 2016
Interest rate lock commitments	Loss from hedging Instruments	$(173)	$(486)
Forward loan sales commitments	Gain (Loss) from hedging instruments	131	(583)
To Be Announced securities	(Loss) Gain from hedging instruments	(32)	509
	Total loss from hedging instruments	$(74)	$(560)

		Gain/(Loss)
	Consolidated Statements of Income	Six Months Ended
	Presentation	December 31, 2017	December 31, 2016
Interest rate lock commitments	Loss from hedging Instruments	$(542)	$(269)
Forward loan sales commitments	Gain (Loss) from hedging instruments	123	(928)
To Be Announced securities	(Loss) Gain from hedging instruments	(45)	258
	Total loss from hedging instruments	$(464)	$(939)

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

Assets measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017 are summarized below:

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$1,447	$—	$1,447
Corporate notes	—	5,288	988	6,276
Collateralized mortgage obligations - agency residential	—	13,475	—	13,475
Mortgage-backed securities - agency residential	—	4,153	—	4,153
Municipal securities	—	2,046	—	2,046
Bank CDs	—	5,223	243	5,466
Loans held for sale	—	12,266	—	12,266
Interest rate lock commitments	—	—	251	251
Forward loan sales commitments	—	268	—	268

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$4,340	$—	$4,340
Corporate notes	—	10,258	968	11,226
Collateralized mortgage obligations - agency residential	—	12,567	—	12,567
Mortgage-backed securities - agency residential	—	4,435	—	4,435
Municipal securities	—	3,507	—	3,507
Bank CDs	—	6,502	243	6,745
Loans held for sale	—	12,784	—	12,784
Interest rate lock commitments	—	—	786	786
Forward loan sales commitments	—	179	—	179
To Be Announced securities	—	36	—	36

Liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below.

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$26	$26
Forward loan sales commitments	—	3	—	3
To Be Announced securities	—	17	—	17

Liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below.

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$19	$19
Forward loan sales commitments	—	37	—	37
To Be Announced securities	—	8	—	8

The following table represents the change in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2017 and 2016:

	Level 3
(Dollars in thousands)	Bank Cds	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: October 1, 2017	$243	$982	$412	$(15)
Total gains (unrealized):
Included in other comprehensive income	—	6	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(161)	(11)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: December 31, 2017	$243	$988	$251	$(26)

	Level 3
(Dollars in thousands)	Bank Cds	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: October 1, 2016	$—	$—	$867	$(16)
Total gains (unrealized):
Included in other comprehensive income	—	—	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(552)	12
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: December 31, 2016	$—	$—	$315	$(4)

	Level 3
(Dollars in thousands)	Bank Cds	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total gains (unrealized):
Included in other comprehensive income	—	20	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(535)	(7)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: December 31, 2017	$243	$988	$251	$(26)

	Level 3
(Dollars in thousands)	Bank Cds	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2016	$—	$—	$1,084	$(32)
Total losses (unrealized):
Included in other comprehensive income			—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(769)	28
Transfers in and/or out of Level 3			—	—
Ending Balance: December 31, 2016	$—	$—	$315	$(4)

There were no assets measured at fair value on a nonrecurring basis at December 31, 2017.

The estimated fair values of the Company's financial instruments at December 31, 2017 and June 30, 2017 are as follows:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2017	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,802	$14,802	$14,802	$—	$—
Investment securities held-to-maturity	12,433	12,490	—	10,482	2,008
Loans receivable, net	159,702	153,416	—	—	153,416
Restricted investment in bank stock	749	749	—	—	749
Accrued interest receivable	773	773	—	773	—
Liabilities:
Deposits	$193,108	$152,661	$—	$152,661	$—
Advances from the FHLB	12,000	11,899	—	11,899	—
Securities sold under agreements to repurchase	2,967	2,967	—	2,967	—
Accrued interest payable	20	20	—	20	—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2017	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,577	$28,577	$28,577	$—	$—
Investment securities held-to-maturity	11,809	11,896	—	9,884	2,012
Loans receivable, net	111,811	107,510	—	—	107,510
Restricted investment in bank stock	643	643	—	—	643
Accrued interest receivable	620	620	—	620	—
Liabilities:
Deposits	$170,481	$160,764	$—	$160,764	$—
Advances from the FHLB	9,000	8,958	—	8,958	—
Securities sold under agreements to repurchase	2,883	2,883	—	2,883	—
Accrued interest payable	20	20	—	20	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the three and six months ended December 31, 2017 and December 31, 2016.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2017 and June 30, 2017:

Cash and Cash Equivalents

These short-term assets are valued at their face value, which approximate fair value.

Investments (Available- for- Sale and Held- to- Maturity)

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain Mortgage Backed Securities (MBS), Collateralized Mortgage Obligations (CMO), Corporate notes, and Municipal and U.S government securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain equity securities that do not have readily available market prices, certain corporate notes, certain Bank CDS and other less liquid investment securities. If observable market-based inputs are not available, we use unobservable inputs to determine appropriate valuation adjustments by reviewing valuation reports provided by a third-party (Level 3).

Loans Held for Sale at Fair Value

All mortgage loans held for sale are carried at fair value which is determined on a recurring basis by utilizing quoted prices from dealers in such loans.

The Company's mortgage loans held for sale are generally classified within Level 2 of the valuation hierarchy.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of December 31, 2017 and June 30, 2017 (in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2017	$12,266	$12,112	$154
June 30, 2017	$12,784	$12,534	$250

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2017, or June 30, 2017.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at the amounts at which the securities will be subsequently repurchased as specified in the agreements and the carrying amount is a reasonable estimate of the fair value. The Company values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Commitments to Extend Credit

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties and is not considered material for disclosure.

6. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. There were no common shares outstanding for the three and six months ended December 31, 2016. For the three and six months ended December 31, 2017 and 2016, there were no stock options or other convertible instruments outstanding.  Therefore, there is no effect of dilution on the Company’s earnings per share.

The calculation of EPS for the three and six months ended December 31, 2017 and 2016 is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
Net income (basic and diluted)	$179	$39	$415	$292
Weighted average shares outstanding	2,182,125	N/A	2,182,125	N/A
Net income per share – basic and diluted	$0.08	$ N/A	$0.19	$ N/A

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

During the six months ended December 31, 2017, ESOP shares committed to be released were 4,364 with a value of approximately $47,000. There were no shares purchased by the ESOP during the six months ended December 31, 2017.

8. Related Party Transactions

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $116.7 million at December 31, 2017 for which we received approximately $84,000 in fees for customer services which is included in the three month and six months ended December 31, 2017.

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

Overview

The Bank provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Warminster, Pennsylvania and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees and service charges on deposit accounts, gain (loss) from hedging instruments and change in fair value of loans held for sale. Non-interest expense primarily consists of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees, and other expenses.
Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the current period or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Financial Statements as of December 31, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended June 30, 2017.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017 and June 30, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended June 30, 2017.

Comparison of Statements of Financial Condition at December 31, 2017 and at June 30, 2017

Total Assets

Total assets increased $25.9 million, or 11.9%, to $242.7 million at December 31, 2017 from $216.8 million at June 30, 2017.  The increase was primarily the result of increases of $47.9 million in loans receivable, and $1.9 million in bank owned life insurance, partially offset by decreases in cash and cash equivalents of $13.8 million, $9.3 million in investment securities and $518,000 in loans held for sale.

Cash and cash equivalents

Cash and cash equivalents decreased $13.8 million, or 48.3%, to $14.8 million at December 31, 2017 from $28.6 million at June 30, 2017, primarily as a result of funding loans as our continued strategic emphasis is growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. We originated approximately $40.7 million in adjustable-rate jumbo one- to four-family residential real estate loans for the six months ended December 31, 2017.

Investment Securities

Investment securities decreased by $9.3 million or 17.0%, to $45.3 million at December 31, 2017 from $54.6 million at June 30, 2017. The decrease was primarily due to sales and principal repayments of $12.4 million partially offset by purchases of $3.3 million. At December 31, 2017, our held-to-maturity portion of the securities portfolio, at amortized cost, was $12.4 million, and our available-for-sale portion of the securities portfolio, at fair value, was $32.9 million compared to our held-to-maturity portion of the securities portfolio of $11.8 million and our available-for-sale portion of the securities portfolio of $42.8 million at June 30, 2017.

Net Loans

Net loans increased $47.9 million, or 42.8%, to $159.7 million at December 31, 2017 from $111.8 million at June 30, 2017. One- to four-family residential real estate loans increased $39.7 million, or 44.8%, to $128.3 million at December 31, 2017 from $88.6 million at June 30, 2017 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. In addition, during the three months ended December 31, 2017, there was a purchase of a portfolio of private medical education loans with a balance of $7.5 million. Commercial real estate loans increased by $461,000 from $12.2 million at June 30, 2017 to $12.7 million at December 31, 2017. Commercial business loans decreased by $456,000 from $3.8 million at June 30, 2017 to $3.3 million at

December 31, 2017. Construction loans increased $833,000 to $2.8 million at December 31, 2017 from $2.0 million at June 30, 2017 primarily as a result of the origination of two new residential construction loans totaling $2.3 million offset by a construction loan that was converted to a permanent mortgage loan during the six months ended December 31, 2017. Home equity and HELOC loans decreased by $585,000 from $5.5 million at June 30, 2017 to $4.9 million at December 31, 2017 primarily as a result of a payoff of one loan.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2017, the balance of the private education loans was $7.5 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. Recourse includes a fully paid insurance wrap for the life of the loan provided by an insurance company that is required to repurchase delinquent loans over 180 days.

Loans Held For Sale

Loans held for sale decreased $518,000, or 4.1%, to $12.3 million at December 31, 2017 from $12.8 million at June 30, 2017 as the pipeline of one- to four-family residential real estate loans decreased during the six months ended December 31, 2017 due to lower demand.

Deposits

Deposits increased $22.6 million, or 13.3%, to $193.1 million at December 31, 2017 from $170.5 million at June 30, 2017. Our core deposits (consisting of NOW, money market, pass book and statement and checking accounts) increased $21.8 million, or 15.3%, to $164.4 million at December 31, 2017 from $142.6 million at June 30, 2017. This increase was primarily a result of organic core deposit growth totaling $13.6 million and $8.2 million of core deposits were obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. In addition, certificates of deposit increased $804,000, or 2.9%, to $28.7 million at December 31, 2017 from $27.9 million at June 30, 2017.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank increased by $3.0 million, or 33.3%, from $9.0 million at June 30, 2017 to $12.0 million at December 31, 2017 primarily to fund our loan growth.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase increased approximately $84,000, or 2.9%, to $3.0 million at December 31, 2017 from $2.9 million at June 30, 2017 as a result of an increase in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $272,000 to $31.7 million at December 31, 2017 compared to $31.4 million at June 30, 2017 primarily as a result of net income for the six months ended December 31, 2017 of $415,000 and ESOP shares committed to be released of $47,000, partially offset by other comprehensive losses of $190,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio during the six months ended December 31, 2017.

Comparison of Statements of Income for the Three Months Ended December 31, 2017 and 2016

General

Net income increased $140,000 to $179,000 for the three months ended December 31, 2017 from $39,000 for the three months ended December 31, 2016.  The increase in net income for the three months ended December 31, 2017 was primarily due to increases of $445,000 in net interest income and $45,000 in non-interest income, partially offset by increases in non-interest expense of $150,000 and $132,000 in income tax expense compared to the same period in 2016.

Interest Income

Total interest income increased $518,000, or 38.5%, to $1.9 million for the three months ended December 31, 2017 from $1.3 million for the three months ended December 31, 2016. The increase was primarily the result of increases in interest and fees on loans of $385,000, interest on interest-earning deposits due with banks of $44,000, interest on mortgage-backed securities and collateralized mortgage obligations of $46,000 and interest and dividends on investments of $47,000. Total average interest-earning assets increased $37.5 million to $221.2 million for the three months ended December 31, 2017 from $183.7 million for the same period in 2016 primarily as a result of increases in the average balance of loans of $43.6 million and the average balance of investment securities of $8.1 million offset by a $14.0 million decrease in the average balance of interest-earning deposits with banks.

Interest and fees on loans increased $385,000 to $1.5 million for the three months ended December 31, 2017 from $1.1 million for the same period in 2016. This increase was primarily due to an increase in average loans outstanding of $43.6 million, which increased to $155.3 million for the three months ended December 31, 2017 from $111.7 million for the three months ended December 31, 2016 as a result of the Company’s continued efforts to increase originations of one-to-four family residential loans.  The benefit from the higher loan volume was partially offset by a reduction in the average yield of loans of 15 basis points, which decreased to 3.91% for the three months ended December 31, 2017 from 4.06% for the three months ended December 31, 2016, as lower yielding Jumbo one-to-four family adjustable rate mortgages were originated. We originated $13.9 million of one-to-four family adjustable rate mortgages during the three months ended December 31, 2017.

Interest income on interest-earning deposits increased by $44,000 to $97,000 for the three months ended December 31, 2017, from $53,000 for the three months ended December 31, 2016. The increase was due to an increase in the average yield on interest-earning deposits with banks which increased 131 basis points, to 1.93% for the three months ended December 31, 2017 from 62 basis points for the three months ended December 31, 2016.  The increase was primarily due to rate increases in the Federal funds rate by the Federal Reserve during 2017 as well as investments in higher yielding cash equivalents, which had rates ranging from 2%-4%. Offsetting the increase in the average yield on interest-earning deposits, was a decrease in the average balance of interest-earning deposits of $14.0 million to $20.1 million for the three months ended December 31, 2017 from $34.1 million for the three months ended December 31, 2016, primarily as the result of the deployment of liquidity into loans and investment securities.

Interest on investment securities increased by $93,000, or 62.4% to $242,000 for the three months ended December 31, 2017, from $149,000 for three months ended December 31, 2016. The increase was primarily the result of an increase in interest income on U.S. Government Agency securities, corporate bonds and municipal securities which increased $47,000 or 46.5%. In addition, interest income on mortgage backed securities and collateral mortgage obligation securities increased by $46,000 or 95.8%, to $94,000 for the three months ended December 31, 2017, from $48,000 for the three months ended December 31, 2016.  The average yield on total securities increased 54 basis points to 2.15% for the three months ended December 31, 2017 from 1.61% for the same period in 2016, as market rates increased reflecting higher yielding investments. A portion of the conversion proceeds were used to purchase new investment securities, which caused the average balance of investment securities to increase by $8.1 million to $45.0 million for the three months ended December 31, 2017, from $36.9 million for the three months ended December 31, 2016.

Interest Expense

Total interest expense increased $73,000 or 35.8%, to $277,000 for the three months ended December 31, 2017 from $204,000 for the three months ended December 31, 2016, primarily due to a $68,000 increase in interest expense on deposits and a $5,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $68,000, or 41.7%, to $231,000 for the three months ended December 31, 2017 from $163,000 for the three months ended December 31, 2016 primarily as a result of an increase in average interest bearing deposits of $24.5 million to $170.8 million during the three months ended December 31, 2017 as compared to $146.3 million for the three months ended December 31, 2016. The increase in the average balance of interest bearing deposits was primarily as a result of a $31.1 million increase in the average balance of our core deposit accounts, which was partially offset by a $6.6 million decrease in the average balance of our certificates of deposit. The increase in the average balance of our core deposits was primarily a result of organic core deposit growth as well as core deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of checking deposits increased by 19 basis points to 0.72% during the three months ended December 31, 2017 as compared to 0.53% for the three months ended December 31, 2016 as a result of the continued growth of the demand product that is attracting clients of local professional firms such as CPA firms. This product can pay up to 1.00% of interest per annum. The average rates paid on NOW accounts remained flat at 0.20% and 0.21% for the three months ended December 31, 2017 and 2016, respectively, while the money market deposit rates average increased by 20 basis points to 0.51% for the three months ended December 31, 2017 from 0.31% for the three months ended December 31, 2016. The average cost of certificates of deposit increased by 17 basis points to 1.15% for the three months ended December 31, 2017 as compared to 98 basis points for the three months ended December 31, 2016.

Interest expense on advances from the Federal Home Loan Bank increased $5,000 to $45,000 for the three months ended December 31, 2017 from $40,000 for the three months ended December 31, 2016 as a result of an increase in the average rate on the Federal Home Loan Bank advances, which increased from 0.84% for the three months ended December 31, 2016 to 1.51% for the three months ended December 31, 2017 due to increased rates on advances. Offsetting this increase was a decrease in the average balance of Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances decreased $7.2 million to $11.9 million for the three months ended December 31, 2017 from $19.1 million for the three months ended December 31, 2016 primarily due to the increase in liquidity from lower costs core deposits.

Net Interest Income

Net interest income increased approximately $445,000 or 39.0%, to $1.6 million for the three months ended December 31, 2017 from $1.1 million for the three months ended December 31, 2016 as a result of our net interest-earning assets increasing $19.7 million to $36.1 million for the three months ended December 31, 2017 from $16.4 million for the three months ended December 31, 2016. Our interest rate spread increased by 33 basis points to 2.77% for the three months ended December 31, 2017 from 2.44% for the three months ended December 31, 2016.  Our net interest margin increased by 38 basis points to 2.87% for the three months ended December 31, 2017 from 2.49% for the three months ended December 31, 2016.

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

	For the Three Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$155,333	$1,517	3.91%	$111,659	$1,132	4.06%
Interest-earning deposits with banks	20,097	97	1.93%	34,069	53	0.62%
Investment securities	44,992	242	2.15%	36,932	149	1.61%
Restricted investment in bank stock	764	8	4.19%	1,078	12	4.45%
Total interest-earning assets	221,186	1,864	3.37%	183,738	1,346	2.93%
Non-interest-earning assets	11,282			9,264
Total assets	$232,468			$193,002

Interest-bearing liabilities:
NOW accounts	$41,482	21	0.20%	$44,430	23	0.21%
Money market deposit accounts	32,958	42	0.51%	24,716	19	0.31%
Passbook and statement savings accounts	32,169	21	0.26%	34,954	26	0.30%
Checking accounts	35,362	64	0.72%	6,740	9	0.53%
Certificates of deposit	28,878	83	1.15%	35,434	86	0.98%
Total deposits	170,849	231	0.54%	146,274	163	0.45%
Federal Home Loan Bank advances	11,946	45	1.51%	19,109	40	0.84%
Securities sold under agreements to repurchase	2,307	1	0.17%	1,925	1	0.21%
Total interest-bearing liabilities	185,102	277	0.60%	167,308	204	0.49%
Non-interest-bearing liabilities:
Checking	13,556			11,494
Other	2,361			1,325
Total liabilities	201,019			180,127
Shareholders' Equity	31,449			12,875
Total liabilities and Shareholders' equity	$232,468			$193,002

Net interest income		$1,587	2.77%		$1,142	2.44%
Interest rate spread (2)
Net interest-earning assets (3)	$36,084		2.87%	$16,430		2.49%
Net interest margin (4)
Average interest-earning assets to average interest-bearing liabilities	119.49%			109.82%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended December 31, 2017 vs 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$523	$(138)	$385
Interest-earning deposits with banks	(39)	83	44
Investment securities	13	80	93
Restricted investment in bank stock	(2)	(2)	(4)
Total interest-earning assets	495	23	518
Interest-bearing liabilities:
NOW accounts	(1)	(1)	(2)
Money market deposit accounts	3	20	23
Passbook and statement savings accounts	(1)	(4)	(5)
Checking accounts	42	13	55
Certificates of deposit	(20)	17	(3)
Total deposits	23	45	68
Federal Home Loan Bank advances	(26)	31	5
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	(3)	76	73
Change in net interest income	$498	$(53)	$445

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

Provision for loan losses increased by $68,000 to $80,000 for the three months ended December 31, 2017, from $12,000 for the three months ended December 31, 2016 primarily as a result of an increase in the general reserve due to an increase in loans outstanding. During the three months ended December 31, 2017, total net charge-offs of $12,000 were recorded. During the three months ended December 31, 2016, total net recoveries of $1,000 were recorded.

Non-Interest Income

Non-interest income increased $45,000, or 5.1%, to $923,000 for the three months ended December 31, 2017 from $878,000 for the three months ended December 31, 2016. The increase in non-interest income was primarily due to an increase in fees for customer services of $134,000 to $185,000 for the three months ended December 31, 2017 from $51,000 for the three months December 31, 2016 primarily    as a result of income received in exchange for customer’s deposits with a balance of $8.2 million at December 31, 2017 sourced in the deposit placement network. Offsetting this increase was a decrease in the gain on sales of loans of $1.2 million, which decreased from $2.1 million for the three months ended December 31, 2016 to $909,000 for the three months ended December 31, 2017. This was primarily due to lower sales of loans of $29.7 million and reduced margin on loans sold for the three months ended December 31, 2017 when compared to the same period in 2016. This decrease in gain on sales of loans was offset by an increase in fair value of loans held for sale, totaling $638,000. Change in fair value of loans held for sale was $(140,000) for the three months ended December 31, 2017 compared to ($778,000) for the three months ended December 31, 2016. In addition, there was a decrease of $486,000 in loss from hedging instruments to $(74,000) for the three months ended December 31, 2017 from ($560,000) for the three months ended December 31, 2016 associated with a decrease in the volume of locked loans associated with hedging.

Non-Interest Expense

Non-interest expense increased $150,000, or 7.5%, to $2.2 million for the three months ended December 31, 2017 from $2.0 million for the three months ended December 31, 2016.  The increase was primarily due to a $140,000 increase in salaries and employee benefits to $1.3 million for the three months ended December 31, 2017 from $1.1 million for the three months ended December 31, 2016. Salaries increased as full time equivalent (“FTE”) employees increased to 72 FTEs as of December 31, 2017, from 69 FTEs as of December 31, 2016, primarily as a result of the expansion in our administration department to support our operations as a public company.

Income Tax Expense

Income tax expense was $94,000 for the three months ended December 31, 2017 as compared to an income tax (benefit) of ($38,000) for the three months ended December 31, 2016.  Federal income taxes included in total taxes for the three months ended December 31, 2017 were $71,000 with an effective tax rate of 28.4% as compared to a tax (benefit) of ($37,000) for the three months ended December 31, 2016. During the three months ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory tax rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended statutory rate for the year is 28.6%.

In addition, we recognized a tax expense in our tax provision for the three months ended December 31, 2017 related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the three months ended was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $47,000 during the three months ended December 31, 2017.

Pennsylvania state tax expense increased $24,000 to $23,000 for the three months ended December 31, 2017 from a tax (benefit) of ($1,000) for the three months ended December 31, 2016.

Comparison of Statements of Income for the Six Months Ended December 31, 2017 and 2016

General

Net income increased $123,000, or 42.1%, to $415,000 for the six months ended December 31, 2017 from $292,000 for the six months ended December 31, 2016.  The increase in net income for the six months ended December 31, 2017 was primarily due to an increase in net interest income of $733,000 and a decrease in the provision for loan losses of $56,000 partially offset by a decrease in non-interest income of $318,000 and increases in non-interest expense of $246,000 and income tax expense of $102,000 as compared to the same period in 2016.

Interest Income

Total interest income increased $840,000, or 30.6%, to $3.6 million for the six months ended December 31, 2017 from $2.7 million for the six months ended December 31, 2016. The increase was primarily the result of a $529,000 increase in interest and fees on loans, a $197,000 increase in interest on investment securities, and a $119,000 increase in interest-earning deposits with banks.  The average balance of our interest-earning assets increased by $36.7 million to $214.2 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 primarily due to growth in residential loan originations as our mortgage loans increased from an average balance of $95.4 million for the six months ended December 31, 2016 to $136.7 million for the six months ended December 31, 2017. The average yield on our interest-earning assets increased 25 basis points to 3.35% for the six months ended December 31, 2017 as compared to 3.10% for the six months ended December 31, 2016 primarily as a result of a higher average yield on investment securities and on interest-earning deposits with banks.

Interest and fees on loans increased $529,000, or 22.6%, to $2.9 million for the six months ended December 31, 2017 from $2.3 million for the six months ended December 31, 2016. This increase resulted from a $32.3 million increase in the average balance of loans to $146.8 million for the six months ended December 31, 2017 from $114.5 million for the six months ended December 31, 2016, due to our continued focus on increasing our portfolio of adjustable-rate jumbo one- to four-family residential mortgages.  However, the increase in interest and fees on loans was partially offset by a 17 basis points decrease in the average yield on loans to 3.91% for the six months ended December 31, 2017 from 4.08% for the six months ended December 31, 2016, due to pay-offs of higher-yielding existing loans during the current low interest rate environment and lower yields earned on new loan originations.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations increased $197,000, or 64.4%, to $503,000 for the six months ended December 31, 2017 from $306,000 for the six months ended December 31, 2016. The increase was primarily the result of an increase in interest income on U.S. Government Agency securities, corporate bonds and municipal securities which increased $129,000 or 66.2% to $324,000 from $195,000 for the six months ended December 31, 2016. In addition, interest income on mortgage backed securities and collateral mortgage obligation securities increased by $68,000, or 61.3%, to $179,000 for the six months ended December 31, 2017, from $111,000 for the six months ended December 31, 2016.  The average yield on investment securities increased 50 basis points to 2.14% for the six months ended December 31, 2017 from 1.64% for the six months ended December 31, 2016, as market rates increased reflecting higher yielding investments. A portion of the conversion proceeds were used to purchase new investment securities, which primarily caused the average balance of investment securities to increase by $9.7 million to $47.1 million for the six months ended December 31, 2017, from $37.4 million for the six months ended December 31, 2016.

Interest on interest-earning deposits increased $119,000 to $202,000 for the six months ended December 31, 2017 from $83,000 for the six months ended December 31, 2016 due to an increase in the average yield on interest-earning deposits of 138 basis points to 2.06% for the six months ended December 31, 2017 from 0.68% for the six months ended December 31, 2016. Offsetting the increase in the average yield on interest-earning deposits, was a decrease in the average balance of interest-earning deposits of $4.8 million to $19.7 million for the six months ended December 31, 2017 from $24.5 million for the six months ended December 31, 2016, primarily as the result of the deployment of liquidity into loans and investment securities.

Interest Expense

Total interest expense increased $107,000, or 25.7%, to $524,000 for the six months ended December 31, 2017 from $417,000 for the six months ended December 31, 2016, due primarily to an $118,000 increase in interest on deposits, partially offset by an $11,000 decrease in interest on advances from the Federal Home Loan Bank.

Interest on deposits increased $118,000, or 35.9%, to $447,000 for the six months ended December 31, 2017 from $329,000 for the six months ended December 31, 2016 as a result of an increase in average interest bearing deposits of $25.0 million to $164.9 million during the six months ended December 31, 2017 as compared to $139.9 million for the six months ended December 31, 2016. The increase in the average balance of interest bearing deposits was primarily as a result of a $33.0 million increase in the average balance of our core deposit accounts, which was partially offset by an $8.0 million decrease in the average balance of our certificates of deposit. The average cost of deposits increased by seven basis points to 0.54% for the six months ended December 31, 2017 from 0.47% for the six months ended December 31, 2016. The increase in the average balance of core deposits was primarily the result of organic core deposit growth as well as the introduction of a new demand deposit product attracting clients of local professional firms such as CPA firms, totaling $27.7 million at December 31, 2017. Associated with the growth of this new demand deposit product, the average cost of checking deposits increased by 62 basis points to 0.94% during the six months ended December 31, 2017 as compared to 0.32% for the six months ended December 31, 2016. This product can pay up to 1.00% of interest per annum. The average rates paid on the money market deposits increased by three basis to 0.33% for the six months ended December 31, 2017 from 0.30% for the six months ended December 31, 2016 and the NOW accounts decreased two basis points to 0.20% for the six months ended December 31, 2017 from 0.22% for the six months ended December 31, 2016.

Interest on advances from the Federal Home Loan Bank decreased $11,000 to $75,000 for the six months ended December 31, 2017 from $86,000 for the six months ended December 31, 2016 as a result of a decrease in the average balance of Federal Home Loan Bank advances, partially offset by an increase in the average cost of Federal Home Loan Bank advances.  The average balance of Federal Home Loan Bank advances decreased by $8.9 million to $10.7 million during the six months ended December 31, 2017 as compared to $19.6 million for the six months ended December 31, 2016. This decrease was primarily due to the Company utilizing available liquidity of $11.2 million from proceeds from the sale of available-for-sale securities for the six months ended December 31, 2017 to fund loan requirements in place of advances from the Federal Home Loan Bank.  This decrease was partially offset by an increase in the average cost of Federal Home Loan Bank advances which increased by 52 basis points to 1.40% for the six months ended December 31, 2017 from 0.88% for the six months ended December 31, 2016, due primarily to increases in advance rates.

Net Interest Income

Net interest income increased $733,000, or 31.5%, to $3.1 million for the six months ended December 31, 2017 from $2.3 million for the six months ended December 31, 2016 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $36.4 million for the six months ended December 31, 2017 from $16.1 million for the six months ended December 31, 2016. Our interest rate spread increased by 18 basis points to 2.76% for the six months ended December 31, 2017 from 2.58% for the six months ended December 31, 2016.  Our net interest margin increased by 23 basis points to 2.86% for the six months ended December 31, 2017 from 2.63% for the six months ended December 31, 2016.

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

	For the Six Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$146,818	$2,867	3.91%	$114,495	$2,338	4.08%
Interest-earning deposits with banks	19,653	202	2.06%	24,525	83	0.68%
Investment securities	47,063	503	2.14%	37,365	306	1.64%
Restricted investment in bank stock	710	15	4.23%	1,092	20	3.66%
Total interest-earning assets	214,244	3,587	3.35%	177,477	2,747	3.10%
Non-interest-earning assets	9,889			8,374
Total assets	$224,133			$185,851

Interest-bearing liabilities:
NOW accounts	$38,678	38	0.20%	$37,304	41	0.22%
Money market deposit accounts	32,535	54	0.33%	24,973	38	0.30%
Passbook and statement savings accounts	32,620	44	0.27%	34,864	52	0.30%
Checking accounts	32,491	152	0.94%	6,169	10	0.32%
Certificates of deposit	28,560	159	1.11%	36,565	188	1.03%
Total deposits	164,884	447	0.54%	139,875	329	0.47%
Federal Home Loan Bank advances	10,708	75	1.40%	19,554	86	0.88%
Securities sold under agreements to repurchase	2,208	2	0.18%	1,955	2	0.20%
Total interest-bearing liabilities	177,800	524	0.59%	161,384	417	0.52%
Non-interest-bearing liabilities:
Checking	12,855			10,371
Other	1,987			1,135
Total liabilities	192,642			172,890
Shareholders' Equity	31,491			12,961
Total liabilities and Shareholders' equity	$224,133			$185,851

Net interest income		$3,063			$2,330
Interest rate spread (2)			2.76%			2.58%
Net interest-earning assets (3)	$36,444			$16,093
Net interest margin (4)			2.86%			2.63%
Average interest-earning assets to average interest-bearing liabilities	120.50%			109.97%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended December 31, 2017 vs 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$709	$(180)	$529
Interest-earning deposits with banks	(26)	145	119
Investment securities	59	138	197
Restricted investment in bank stock	(9)	4	(5)
Total interest-earning assets	733	107	840
Interest-bearing liabilities:
NOW accounts	2	(5)	(3)
Money market deposit accounts	10	6	16
Passbook and statement savings accounts	(2)	(6)	(8)
Checking accounts	75	67	142
Certificates of deposit	(51)	22	(29)
Total deposits	34	84	118
Federal Home Loan Bank advances	(66)	55	(11)
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	(32)	139	107
Change in net interest income	$765	$(32)	$733

Provision for Loan Losses

Provision for loan losses decreased by $56,000 to $79,000 for the six months ended December 31, 2017, from $135,000 for the six months ended December 31, 2016 primarily as the result of a specific loan loss reserve of $96,000 on one residential owner-occupied loan included in the six months ended December 31, 2016 partially offset by increased provision expense due to loan volume growth during the six months ended December 31, 2017. Non-performing loans decreased from $1.4 million at June 30, 2017 to $1.3 million as of December 31, 2017, a decrease of $106,000, or 7.5%. During the six months ended December 31, 2017, total net recoveries of $11,000 were recorded. During the six months ended December 31, 2016, total net recoveries of $4,000 were recorded.

Non-Interest Income

Non-interest income decreased $318,000, or 14.2%, to $1.9 million for the six months ended December 31, 2017 from $2.2 million for the six months ended December 31, 2016. The decrease in non-interest income was primarily due to a decrease in gain on sales of loans, which decreased $1.6 million, or 42.1%, to $2.1 million for the six months ended December 31, 2017 from $3.7 million for the six months ended December 31, 2016. This was due to lower sales of loans and reduced margin on loans sold when compared to the same period of 2016. Additionally, the change in fair value of loans held for sale decreased by $600,000 to ($95,000) for the six months ended December 31, 2017, from ($695,000) for the six months ended December 31, 2016. Loss from hedging instruments decreased $475,000 to ($464,000) for the six months ended December 31, 2017 from $(939,000) for the six months ended December 31, 2016 due to decreased volume of locked loans associated with hedging. These decreases in non-interest income were partially offset by an increase in fees for customer services which increased $125,000 to $230,000 for the six months ended December 31, 2017 from $105,000 for the same period in 2016 as a result of income received in exchange for customer’s deposits with a balance of $8.2 million at December 31, 2017 sourced in the deposit placement network. Gain on sale of available-for-sale securities increased $23,000 to $34,000 for the six months ended December 31, 2017 from an $11,000 gain on sale of available-for-sale securities for the six months ended December 31, 2016.

Non-Interest Expense

Non-interest expense increased $246,000, or 6.0%, to $4.3 million for the six months ended December 31, 2017 from $4.1 million for the six months ended December 31, 2016.  The increase primarily reflected a $160,000 increase in salaries and employee benefits and a $66,000 increase in other expenses. Salary and employee benefits expense increased by $160,000 to $2.5 million for the six months ended December 31, 2017 from $2.3 million for the six months ended December 31, 2016. Salaries increased as FTEs increased to 72 as of December 31, 2017, from 69 as of December 31, 2016, primarily as a result of the expansion in our administration department to support our operations. Other expenses increased $66,000, or 10.7%, to $685,000 for the six months ended December 31, 2017 from $619,000 for the six months ended December 31, 2016 due to increased ongoing compliance associated with being a public company.

Income Tax Expense

Income tax expense was $182,000 for the six months ended December 31, 2017 as compared to an income tax expense of $80,000 for the six months ended December 31, 2016.  Federal income taxes included in total taxes for the six months ended December 31, 2017 and 2016 were $144,000 and $81,000, with effective federal tax rates of 31.8% and 27.8%, respectively. During the six months ended December 31, 2017, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended statutory rate for the year is 28.6%.

In addition, we recognized a tax expense in our tax provision for the six months ended December 31, 2017 related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the first six months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $47,000 during the six months ended December 31, 2017.

Pennsylvania state tax expense increased $39,000 to $38,000 for the six months ended December 31, 2017 from a tax (benefit) of ($1,000) for the six months ended December 31, 2016.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.2 million, or 0.51% of total assets, at December 31, 2017. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  We had no accruing loans past due 90 days or more at December 31, 2017 or June 30, 2017.

	At December 31,	At June 30,
	2017	2017
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,139	$1,198
Home equity & HELOCs	105	110
Commercial real estate	—	100
Commercial business	—	—
Construction	—	—
Consumer	—	—
Total non-accrual loans	1,244	1,408

Total non-performing loans	1,244	1,408

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$1,244	$1,408

Ratios:
Total non-performing loans to total loans receivable	0.78%	1.26%
Total non-performing loans to total assets	0.51%	0.65%
Total non-performing assets to total assets	0.51%	0.65%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$615	$613	$593	$487

Charge-offs:
Residential:
One- to four-family	(12)	—	(12)	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	(22)	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	(2)	—	(2)
Total charge-offs	(12)	(2)	(34)	(2)

Recoveries:
Residential:
One- to four-family	—	2	44	5
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	1	1	1
Total recoveries	—	3	45	6

Net recoveries (Charge-offs)	(12)	1	11	4
Provision for loan losses	80	12	79	135
Balance at end of period	$683	$626	$683	$626

Ratios:
Net recoveries to average loans outstanding	—	—	—	—
Allowance for loan losses to non-performing loans at end of period	54.90%	55.35%	54.90%	55.35%
Allowance for loan losses to total loans at end of period	0.43%	0.65%	0.43%	0.65%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $12.0 million outstanding with unused borrowing capacity of $83.3 million as of December

31, 2017. Additionally, at December 31, 2017, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.1 million at December 31, 2017. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the six months ended December 31, 2017 and 2016.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2017.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $14.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.9 million at December 31, 2017.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.6 million and $18.5 million for the six months ended December 31, 2017 and December 31, 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $41.1 million and $3.1 million for the six months ended December 31, 2017 and December 31, 2016, respectively. During the six months ended December 31, 2017 and December 31, 2016, we sold $11.2 million and $2.1 million, respectively, in securities available-for-sale.  Net cash provided by financing activities, consisting primarily of increases in deposits, was $25.7 million for the six months ended December 31, 2017 and $57.7 million for the six months ended December 31, 2016.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2017, totaled $11.3 million, or 5.8%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for December 31, 2017 and June 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2017, the Bank met all the capital adequacy requirements to which it was subject. At December 31, 2017, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2017 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total risk-based capital (to risk-weighted assets)	$24,524	18.4%	$>10,640	> 8.0%	$>13,300	>10.0%
Tier 1 capital (to risk-weighted assets)	23,841	17.9	>7,780	> 6.0%	>10,640	> 8.0%
Tier 1 capital (to average assets)	23,841	10.6	>9,001	> 4.0%	>11,252	> 5.0%
Tier 1 common equity (to risk-weighted assets)	23,841	17.9	>5,985	> 4.5%	>8,645	> 6.5%

As of June 30, 2017
Total risk-based capital (to risk-weighted assets)	$24,113	21.8%	$ ≥8,870	> 8.0%	$ ≥11,087	>10.0%
Tier 1 capital (to risk-weighted assets)	23,520	21.2	>6,652	> 6.0%	>8,870	> 8.0%
Tier 1 capital (to average assets)	23,520	11.2	>8,377	> 4.0%	>10,471	> 5.0%
Tier 1 common equity (to risk-weighted assets)	23,520	21.2	>4,989	> 4.5%	>7,207	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of December 31, 2017 and June 30, 2017, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of December 31, 2017, the Bank is required to maintain a capital conservation buffer of 1.25%. At December 31, 2017, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2017, we had outstanding commitments to originate loans of $16.1 million, unused lines of credit totaling $9.0 million and no stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $11.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2017.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At December 31, 2017, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

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

HV BANCORP, INC.

Date: February 13, 2018	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: February 13, 2018	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)