Form 10-Q
period 2018-03-31
HV Bancorp, Inc.
filed 2018-05-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2018, there were 2,182,125 outstanding shares of the issuer’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of March 31, 2018 and June 30, 2017 (Dollars in thousands, except share amounts)

	At March 31,	At June 30,
	2018	2017
Assets
Cash and due from banks	$1,374	$1,514
Interest-earning deposits with banks	13,568	27,063
Cash and cash equivalents	14,942	28,577
Investment securities available-for-sale, at fair value	32,835	42,820
Investment securities held-to-maturity (fair value of $13,758 at March 31, 2018 and $11,896 at June 30, 2017)	13,913	11,809
Loans held for sale, at fair value	8,225	12,784
Loans receivable, net of allowance for loan losses of $759 at March 31, 2018 and $593 at June 30, 2017	182,639	111,811
Bank-owned life insurance	5,976	4,005
Restricted investment in bank stock	743	643
Premises and equipment, net	1,832	1,835
Accrued interest receivable	854	620
Prepaid income taxes	208	171
Deferred income taxes, net	512	257
Prepaid expenses	317	272
Mortgage banking derivatives	752	1,001
Other assets	96	160
Total Assets	$263,844	$216,765

Liabilities and Shareholders' Equity

Liabilities
Deposits	$214,794	$170,481
Advances from the Federal Home Loan Bank	12,000	9,000
Securities sold under agreements to repurchase	3,296	2,883
Advances from borrowers for taxes and insurance	1,643	1,402
Deferred gain on sale - leaseback of building	298	310
Other liabilities	1,305	1,248
Total Liabilities	233,336	185,324

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and June 30, 2017	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,182,125 shares issued and outstanding as of March 31, 2018 and June 30, 2017	22	22
Additional paid in capital	20,369	20,369
Retained earnings	13,054	13,547
Accumulated other comprehensive loss	(618)	(111)
Unearned Employee Stock Option Plan	(2,319)	(2,386)
Total Shareholders' Equity	30,508	31,441
Total Liabilities and Shareholders' Equity	$263,844	$216,765

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2018 and 2017; (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2018	2017		2018	2017
Interest Income
Interest and fees on loans	$1,667		$1,114	$4,534		$3,452
Interest and dividends on investments:
Taxable	96		101	305		232
Nontaxable	75		50	205		133
Interest on mortgage-backed securities and collateralized mortgage obligations	104		71	283		182
Interest on interest-earning deposits	84		155	286		238
Total Interest Income	2,026		1,491	5,613		4,237
Interest Expense
Interest on deposits	243		206	690		535
Interest on advances from the Federal Home Loan Bank	60		32	135		119
Interest on securities sold under agreements to repurchase	1		1	3		2
Total Interest Expense	304		239	828		656
Net interest income	1,722		1,252	4,785		3,581
Provision (Credit) for Loan Losses	76		(12)	155		123
Net interest income after provision (credit) for loan losses	1,646		1,264	4,630		3,458
Non-Interest Income
Fees for customer services	227		51	457		156
Increase in cash surrender value of bank-owned life insurance	39		26	114		83
Gain on sale of loans, net	620		744	2,765		4,449
Gain on sale of available-for-sale securities	1		—	35		11
Gain (Loss) from derivative instruments	185		469	(279)		(469)
Change in fair value of loans held-for-sale	(22)		(2)	(117)		(697)
Other	5		5	8		7
Total Non-Interest Income	1,055		1,293	2,983		3,540
Non-Interest Expense
Salaries and employee benefits	1,470		1,443	3,927		3,741
Occupancy	282		255	807		754
Federal deposit insurance premiums	28		42	84		113
Data processing related operations	157		145	434		430
Loss on sale of other real estate owned	—		—	3		12
Real estate owned expense	2		3	29		19
Professional fees	147		178	432		447
Other expenses	469		352	1,154		972
Total Non-Interest Expense	2,555		2,418	6,870		6,488
Income before income taxes	146		139	743		510
Income Tax Expense	14		41	196		120
Net Income	$132		$98	$547		$390
Net Income per share:
Basic	$0.07		$0.05	$0.27		$0.62
Diluted	$0.07		$0.05	$0.27		$0.62
Dividends declared per share	$0.50	$	N/A	$0.50	$	N/A

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 2018 and 2017 (Dollars in thousands)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Comprehensive Income, Net of Taxes
Net Income	$132	$98	$547	$390
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities (pre-tax ($377) and $61; $(616) and $(476), respectively)	(265)	41	(431)	(268)
Less: Reclassification for gains included in income (pre-tax $1 and $0; $35 and $11, respectively) (1)	1	—	25	7
Other comprehensive income (loss)	(266)	41	(456)	(275)
Comprehensive Income (Loss)	$(134)	$139	$91	$115

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Shareholders’ Equity for the Nine Months Ended March 31, 2018 and 2017 (Dollars in thousands, except per share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, July 1, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441
Special dividend declared on common stock ($0.50)	—	—	—	(1,091)	—	—	(1,091)
ESOP shares committed to be released	—	—	—	—	—	67	67
Net income	—	—	—	547	—	—	547
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	51	(51)	—	—
Other comprehensive loss	—	—	—	—	(456)	—	(456)
Balance, March 31, 2018	2,182,125	$22	$20,369	$13,054	$(618)	$(2,319)	$30,508

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, July 1, 2016	—	$—	$—	$12,978	$(7)	$—	$12,971
Proceeds from issuance of common stock, net of $1,426 in offering costs	2,182,125	22	20,374	—	—	—	20,396
Purchase of ESOP Shares	—	—	—	—	—	(2,430)	(2,430)
ESOP share to be committed to be released	—	—	—	—	—	21	21
Net income	—	—	—	390	—	—	390
Other comprehensive loss	—	—	—	—	(275)	—	(275)
Balance, March 31, 2017	2,182,125	$22	$20,374	$13,368	$(282)	$(2,409)	$31,073

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Nine Months Ended March 31,	2018	2017
Cash Flows from Operating Activities
Net income	$547	$390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	167	149
Impairment of real estate owned, net	14	—
Amortization of net deferred loan costs	111	7
Amortization of net securities premiums	104	147
Loss on sale of real estate owned	3	12
Gain on sale of available-for-sale securities	(35)	(11)
Loss from hedging instruments	279	447
Provision for loan losses	155	123
Deferred income tax benefit	(95)	(179)
Amortization of deferred gain on sale-leaseback transaction	(12)	(12)
Earnings on bank owned life insurance	(114)	(83)
ESOP compensation expense	67	21
Loans held for sale:
Originations, net of prepayments	(102,300)	(117,261)
Proceeds from sales	109,507	139,639
Gain on sales	(2,765)	(4,449)
Change in fair value of loans held for sale	117	697
(Increase) decrease in:
Accrued interest receivable	(234)	(27)
Prepaid federal income taxes	(37)	(49)
Prepaid and other assets	19	(230)
Other liabilities	27	(321)
Net cash provided by operating activities	5,525	19,010
Cash Flows from Investing Activities
Net Increase in loans receivable	(71,235)	(5,333)
Activity in available-for-sale securities:
Proceeds from sales	11,659	2,554
Maturities and repayments	2,237	1,164
Purchases	(4,596)	(17,572)
Activity in held-to-maturity securities:
Maturities and repayments	19	1,887
Purchases	(2,123)	(5,115)
Purchases of restricted investment in bank stock	(1,031)	—
Redemption of restricted investment in bank stock	931	458
Purchases of bank-owned life insurance	(1,857)	—
Proceeds from sales of real estate owned	124	168
Purchases of premises and equipment	(164)	(285)
Net cash used in investing activities	(66,036)	(22,074)
Cash Flows from Financing Activities
Cash dividend paid to shareholders	(1,091)	—
Net increase in deposits	44,313	30,031
Net increase (decrease) in advances from borrowers for taxes and insurance	241	(287)
Net increase (decrease) in securities sold under agreements to repurchase	413	(1,521)
Proceeds from borrowings from Federal Home Loan Bank	23,000	—
Repayment of borrowings from Federal Home Loan Bank	(20,000)	(11,000)
Proceeds from issuance of common stock, net	—	20,396
Purchase of shares for ESOP	—	(2,430)
Net cash provided by financing activities	46,876	35,189
(Decrease) increase in Cash and Cash Equivalents	(13,635)	32,125
Cash and Cash Equivalents, beginning of year	28,577	15,427
Cash and Cash Equivalents, end of year	$14,942	$47,552
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$829	$659
Cash paid during the year for income taxes	$305	$415
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$127	$65

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of June 30, 2017 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on September 28, 2017. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or any other period.

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

Use of Estimates in the Preparation of Financial Statements

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments of securities (“OTTI”), interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale, other real estate owned, and the valuation of deferred tax assets.

Recent Accounting Pronouncements

The Company qualifies under the Jumpstart Our Business Startups Act (the “JOBS Act”) as an emerging growth company. As an emerging growth company, the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements until such pronouncements are made applicable to private companies.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries following U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). While the ASU does not change the core provisions of Topic 606, it clarifies the implementation guidance on principal versus agent considerations. Namely, the ASU clarifies and offers guidance to help determine when the reporting entity is providing goods or services to a customer itself (i.e., the entity is a principal), or merely arranging for that good or service to be provided by the other party (i.e., the reporting entity is an agent). If the entity is a principal, it recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When the reporting entity is an agent, it recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist in determining whether the control criteria are met. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this ASU affect the guidance in ASU 2014-

09, Revenue from Contracts with Customers, which will be effective for fiscal years beginning after December 31, 2017 for public entities.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This ASU clarifies certain aspects of Topic 606 guidance as follows:

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in OCI in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As of March 31, 2018 we do not hold material equity investments for which fair value is accounted through other comprehensive income.  We are analyzing ASU 2016-01 and do not believe that it will have a material effect on our financial statements.

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

Adoption of New Accounting Standards

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

On February 14, 2018, the Financial Accounting Standards Board finalized ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220). This accounting standard allows Companies to reclassify the “stranded” tax effect in accumulated other comprehensive income that resulted from the Tax Cuts and Jobs Act which was enacted in December 2017 and requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.

The Company has elected to early-adopt this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associate tax effect.  The adoption resulted in a one-time cumulative effect adjustment of $51,000 between Retained Earnings and Accumulated Other Comprehensive Income on the Consolidated Statement of Financial Condition.  The adjustment had no impact on net income or any other financial metrics in any prior periods presented.

2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,359	$6	$(25)	$1,340
Corporate notes	5,807	6	(94)	5,719
Collateralized mortgage obligations - agency residential	14,814	—	(454)	14,360
Mortgage-backed securities - agency residential	4,102	—	(161)	3,941
Municipal securities	2,066	—	(23)	2,043
Bank CDs	5,492	—	(60)	5,432
	$33,640	$12	$(817)	$32,835

Investment securities held-to-maturity was comprised of the following:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,521	$—	$(5)	$2,516
Municipal securities	11,392	32	(182)	11,242
	$13,913	$32	$(187)	$13,758

Investment securities available-for-sale was comprised of the following:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$4,330	$26	$(16)	$4,340
Corporate notes	11,231	59	(64)	11,226
Collateralized mortgage obligations - agency residential	12,668	59	(160)	12,567
Mortgage-backed securities - agency residential	4,520	—	(85)	4,435
Municipal securities	3,517	1	(11)	3,507
Bank CDs	6,742	23	(20)	6,745
	$43,008	$168	$(356)	$42,820

Investment securities held-to-maturity was comprised of the following:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$12	$—	$2,012
Municipal securities	9,809	88	(13)	9,884
	$11,809	$100	$(13)	$11,896

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2018 were as follows:

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,748	$2,738	$605	$604
Due from one to five years	7,870	7,758	3,048	3,023
Due from after five to ten years	3,083	3,040	6,993	6,913
Due after ten years	19,939	19,299	3,267	3,218
	$33,640	$32,835	$13,913	$13,758

Securities with a fair value of $6.1 million and $8.2 million at March 31, 2018 and June 30, 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three months and the nine months ended March 31, 2018 were $0.5 million and $11.7 million, respectively. Gross realized gains on such sales were approximately $1,000 and gross realized losses were $0 for the three months ended March 31, 2018. Gross realized gains on such sales were approximately $40,000 and gross realized losses were $5,000 for the nine months ended March 31, 2018.

Proceeds from the sale of available-for-sale securities for the three months and nine months ended March 31, 2017 were $0.5 million and $2.6 million, respectively. There were no gains or losses for the three months ended March 31, 2017. Gross realized gains on such sales were approximately $11,000 and gross realized losses on such sales were $0 for the nine months ended March 31, 2017.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2018 and June 30, 2017:

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$1,002	$(25)	$1,002	$(25)
Corporate notes	888	(14)	4,325	(80)	5,213	(94)
Collateralized mortgage obligations	6,670	(133)	7,690	(321)	14,360	(454)
Mortgage-backed securities	—	—	3,938	(161)	3,938	(161)
Municipal securities	598	(3)	1,445	(20)	2,043	(23)
Bank CDs	4,446	(51)	736	(9)	5,182	(60)
	$12,602	$(201)	$19,136	$(616)	$31,738	$(817)
Held-to-maturity:
Corporate notes	$516	$(5)	$—	$—	$516	$(5)
Municipal securities	5,287	(103)	3,890	(79)	9,177	(182)
	$5,803	$(108)	$3,890	$(79)	$9,693	$(187)
	$18,405	$(309)	$23,026	$(695)	$41,431	$(1,004)

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,115	$(16)	$—	$—	$1,115	$(16)
Corporate notes	2,045	(6)	2,492	(58)	4,537	(64)
Collateralized mortgage obligations	2,218	(40)	4,278	(120)	6,496	(160)
Mortgage-backed securities	3,297	(46)	1,133	(39)	4,430	(85)
Municipal securities	2,214	(9)	238	(2)	2,452	(11)
Bank CDs	2,736	(13)	243	(7)	2,979	(20)
	$13,625	$(130)	$8,384	$(226)	$22,009	$(356)
Held-to-maturity:
Municipal securities	$3,227	$(11)	$501	$(2)	$3,728	$(13)
	$16,852	$(141)	$8,885	$(228)	$25,737	$(369)

At March 31, 2018 and June 30, 2017, the investment portfolio included five and ten U.S. Government securities, respectively, with total fair values of $1.3 million and $4.3 million, respectively. Of these securities, three were in an unrealized loss position as of March 31, 2018 and June 30, 2017, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of March 31, 2018 and June 30, 2017, management found no evidence of OTTI on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2018 and June 30, 2017, the investment portfolio included 15 and 24 corporate notes with total fair values of $8.2 million and $13.2 million, respectively. Of these securities, 12 and nine were in an unrealized loss position as of March 31, 2018 and June 30, 2017. At the time of purchase and as of March 31, 2018 and June 30, 2017, these bonds continue to maintain investment grade ratings. As of March 31, 2018 and June 30, 2017, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than will not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2018 and June 30, 2017, the investment portfolio included 41 and 35 collateralized mortgage obligations (“CMOs”) with total fair values of $14.4 million and $12.6 million, respectively. Of these securities, 41 and 28 were in an unrealized loss position as of March 31, 2018 and June 30, 2017, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2018 and June 30, 2017, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2018 and June 30, 2017, the investment portfolio included 15 mortgage backed securities (“MBS”) with a total fair value of $3.9 million and $4.4 million, respectively. Of these securities, 12 were in an unrealized loss position as of March 31, 2018 and June 30, 2017, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2018 and June 30, 2017, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2018 and June 30, 2017, the investment portfolio included 29 and 30 municipal securities with a total fair value of $13.3 million and $13.4 million, respectively. Of these securities, 24 and 13 were in an unrealized loss position as of March 31, 2018 and June 30, 2017, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of March 31, 2018 and June 30, 2017, continue to maintain investment grade ratings. As of March 31, 2018 and June 30, 2017, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2018 and June 30, 2017, the investment portfolio included 22 and 26 Bank Certificate of Deposits (“CDs”) with a total fair value of $5.4 million and $6.7 million, respectively. Of these securities, 21 and 12 were in an unrealized loss position as of March 31, 2018 and June 30, 2017, respectively. The Bank CDs are fully insured by the FDIC. As of March 31, 2018 and June 30, 2017, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable were comprised of the following:

	March 31,	June 30,
(Dollars in thousands)	2018	2017
Residential:
One-to-four family	$148,493	$88,578
Home equity and HELOCs	4,698	5,466
Commercial:
Commercial real estate	12,533	12,191
Commercial business	3,664	3,801
Construction	5,507	2,004
Consumer:
Medical education	7,237	—
Other	3	5

	182,135	112,045

Less:
Unearned discounts, origination and commitment fees and costs	1,263	359
Allowance for loan losses	(759)	(593)

	$182,639	$111,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2018, the balance of the private education loans was $7.2 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. Recourse includes a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days.

Overdraft deposits are reclassified as other consumer and commercial business loans and are included in the total loans on the statements of financial condition. Overdrafts were $4,000 and $5,000 at March 31, 2018 and June 30, 2017, respectively.

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended March 31, 2018 and 2017.

Allowance for Loan Losses	For the three months ended March 31, 2018
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$472	$—	$1	$76	$549	$—	$549
Home equity and HELOCs	38	—	—	(1)	37	—	37
Commercial:
Commercial real estate	86	(1)	—	(5)	80	—	80
Commercial business	58	—	—	4	62	14	48
Construction	10	—	—	3	13	—	13
Consumer:
Medical education	19	—	—	(1)	18	—	18
Other	—	—	—	—	—	—	—

	$683	$(1)	$1	$76	$759	$14	$745

Allowance for Loan Losses	For the three months ended March 31, 2017
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$362	$—	$2	$(20)	$344	$—	$344
Home equity and HELOCs	114	(125)	—	25	14	—	14
Commercial:
Commercial real estate	118	—	25	(27)	116	14	102
Commercial business	20	—	—	18	38	15	23
Construction	1	—	—	1	2	—	2
Consumer:
Other	—	(3)	1	2	—	—	—
Unallocated reserve	11	—	—	(11)	—	—	—

	$626	$(128)	$28	$(12)	$514	$29	$485

The following tables summarize the activity in the allowance for loan losses by loan class for the nine months ended March 31, 2018 and 2017.

Allowance for Loan Losses	For the nine months ended March 31, 2018
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$(12)	$45	$117	$549	$—	$549
Home equity and HELOCs	38	—	—	(1)	37	—	37
Commercial:
Commercial real estate	89	(23)	—	14	80	—	80
Commercial business	58	—	—	4	62	14	48
Construction	9	—	—	4	13	—	13
Consumer:
Medical education	—	—	—	18	18	—	18
Other	—	—	1	(1)	—	—	—

	$593	$(35)	$46	$155	$759	$14	$745

Allowance for Loan Losses	For the nine months ended March 31, 2017
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$314	$—	$7	$23	$344	$—	$344
Home equity and HELOCs	18	(125)	—	121	14	—	14
Commercial:
Commercial real estate	131	—	25	(40)	116	14	102
Commercial business	23	—	—	15	38	15	23
Construction	1	—	—	1	2	—	2
Consumer:
Other	—	(5)	2	3	—	—	—

	$487	$(130)	$34	$123	$514	$29	$485

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of March 31, 2018 and June 30, 2017: March 31, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$148,493	$1,886	$146,607
Home equity and HELOCs	4,698	105	4,593
Commercial
Commercial real estate	12,533	402	12,131
Commercial business	3,664	158	3,506
Construction	5,507	—	5,507
Consumer:
Medical education	7,237	—	7,237
Other	3	—	3

	$182,135	$2,551	$179,584

June 30, 2017
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$88,578	$1,198	$87,380
Home equity and HELOCs	5,466	196	5,270
Commercial
Commercial real estate	12,191	514	11,684
Commercial business	3,801	173	3,628
Construction	2,004	—	2,004
Consumer:
Other	5	—	5

	$112,045	$2,081	$109,971

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2018 and June 30, 2017:

	March 31, 2018			June 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,886	$1,886	$—	$1,198	$1,198	$—
Home equity and HELOCs	105	105	—	196	196	—
Commercial:
Commercial real estate	402	402	—	514	514	—
	2,393	2,393	—	1,908	1,908	—
With an allowance recorded
Commercial:
Commercial business	158	158	14	173	173	15
	158	158	14	173	173	15
	$2,551	$2,551	$14	$2,081	$2,081	$15

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018		2017
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,562	$6	$1,082	$2
Home equity and HELOCs	105	—	253	—
Commercial:
Commercial real estate	404	7	548	8
	2,071	13	1,883	10
With an allowance recorded
Residential:
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	199	4
Commercial business	160	2	181	2
	160	2	380	6
	$2,231	$15	$2,263	$16

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $19,000 and $20,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table presents additional information regarding the impaired loans for the nine months ended March 31, 2018 and March 31, 2017:

	Nine Months Ended March 31,
	2018		2017
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized

With no related allowance recorded
Residential:
One-to-four family	$1,429	$9	$946	$5
Home equity and HELOCs	106	—	152	—
Commercial:
Commercial real estate	408	21	552	24
	1,943	30	1,650	29
With an allowance recorded
Residential:
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	200	12
Commercial business	165	7	186	8
	165	7	386	20
	$2,108	$37	$2,036	$49

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $59,000 and $65,000 for the nine months ended March 31, 2018 and 2017, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2018 and June 30, 2017:

	March 31,	June 30,
(Dollars in thousands)	2018	2017

Residential:
One-to-four family	$1,326	$1,198
Home equity and HELOCs	105	110
Commercial:
Commercial real estate	—	100
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	—	—
Other	—	—

	$1,431	$1,408

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2018 and June 30, 2017:

	March 31, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$146,607	$—	$1,886	$—	$148,493
Home equity and HELOCs	4,593	—	105	—	4,698
Commercial:
Commercial real estate	11,913	218	402	—	12,533
Commercial business	3,506	—	158	—	3,664
Construction	5,507	—	—	—	5,507
Consumer:
Medical education	7,237	—	—	—	7,237
Other	3	—	—	—	3
	$179,366	$218	$2,551	$—	$182,135

	June 30, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$87,099	$—	$1,479	$—	$88,578
Home equity and HELOCs	5,270	—	196	—	5,466
Commercial:
Commercial real estate	11,283	552	356	—	12,191
Commercial business	3,628	—	173	—	3,801
Construction	2,004	—	—	—	2,004
Consumer:
Other	5	—	—	—	5
	$109,289	$552	$2,204	$—	$112,045

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2018 and June 30, 2017:

	March 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$757	$409	$747	$1,913	$146,580	$148,493	$—
Home equity and HELOCs	—	—	105	105	4,593	4,698	—
Commercial:
Commercial real estate	—	—	—	—	12,533	12,533	—
Commercial business	—	—	—	—	3,664	3,664	—
Construction	—	—	—	—	5,507	5,507	—
Consumer:
Medical education	48	61	—	109	7,128	7,237	—
Other	—	—	—	—	3	3	—

	$805	$470	$852	$2,127	$180,008	$182,135	$—

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$554	$381	$950	$1,885	$86,693	$88,578	$—
Home equity and HELOCs	—	—	110	110	5,356	5,466	—
Commercial:
Commercial real estate	—	—	100	100	12,091	12,191	—
Commercial business	—	—	—	—	3,801	3,801	—
Construction	—	—	—	—	2,004	2,004	—
Consumer:
Other	—	—	—	—	5	5	—

	$554	$381	$1,160	$2,095	$109,950	$112,045	$—

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

As of March 31, 2018 and June 30, 2017, the Company had two loans identified as TDRs totaling $311,000 and $331,000, respectively.  At March 31, 2018 and June 30, 2017, both of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the nine months ended March 31, 2018 and 2017. No additional loan commitments were outstanding to these borrowers at March 31, 2018 and June 30, 2017. At March 31, 2018 and June 30, 2017, there was a specific reserve of $14,000 and $15,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2018:

	As of March 31, 2018
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$311	$—	$311

Total	2	$311	$—	$311

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2017:

	As of June 30, 2017
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$331	$—	$331

Total	2	$331	$—	$331

The carrying amount of residential mortgage loans in the process of foreclosure was $652,000 and $946,000 at March 31, 2018 and June 30, 2017, respectively.

4. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2018 and June 30, 2017 and for the nine months ended March 31, 2018 and 2017. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of March 31, 2018 and June 30, 2017 (in thousands):

March 31, 2018
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$610	$21,103
Forward loan sales commitments	Mortgage banking derivatives	142	3,646
To Be Announced securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$39	$4,000
Forward loan sales commitments	Other liabilities	9	300
To Be Announced securities	Other liabilities	46	14,750

June 30, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$786	$21,389
Forward loan sales commitments	Mortgage banking derivatives	179	10,864
To Be Announced securities	Mortgage banking derivatives	36	14,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$19	$4,089
Forward loan sales commitments	Other liabilities	37	3,713
To Be Announced securities	Other liabilities	8	2,750

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and nine months ended March 31, 2018 and March 31, 2017 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	March 31, 2018	March 31, 2017
Interest rate lock commitments	Gain from derivative instruments	$346	$140
Forward loan sales commitments	(Loss) gain from derivative instruments	(132)	332
To Be Announced securities	Loss from derivative instruments	(29)	(3)
	Total gain from derivative instruments	$185	$469

		Gain/(Loss)
	Consolidated Statements of Income	Nine Months Ended
	Presentation	March 31, 2018	March 31, 2017
Interest rate lock commitments	Loss from derivative instruments	$(196)	$(128)
Forward loan sales commitments	Loss from derivative instruments	(9)	(596)
To Be Announced securities	(Loss) gain from derivative instruments	(74)	255
	Total loss from derivative instruments	$(279)	$(469)

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

Assets measured at fair value on a recurring basis at March 31, 2018 and June 30, 2017 are summarized below:

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$1,340	$—	$1,340
Corporate notes	—	5,226	493	5,719
Collateralized mortgage obligations - agency residential	—	14,360	—	14,360
Mortgage-backed securities - agency residential	—	3,941	—	3,941
Municipal securities	—	2,043	—	2,043
Bank CDs	—	5,189	243	5,432
Loans held for sale	—	8,225	—	8,225
Interest rate lock commitments	—	—	610	610
Forward loan sales commitments	—	142	—	142

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$4,340	$—	$4,340
Corporate notes	—	10,258	968	11,226
Collateralized mortgage obligations - agency residential	—	12,567	—	12,567
Mortgage-backed securities - agency residential	—	4,435	—	4,435
Municipal securities	—	3,507	—	3,507
Bank CDs	—	6,502	243	6,745
Loans held for sale	—	12,784	—	12,784
Interest rate lock commitments	—	—	786	786
Forward loan sales commitments	—	179	—	179
To Be Announced securities	—	36	—	36

Liabilities measured at fair value on a recurring basis at March 31, 2018 are summarized below.

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$39	$39
Forward loan sales commitments	—	9	—	9
To Be Announced securities	—	46	—	46

Liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below.

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$19	$19
Forward loan sales commitments	—	37	—	37
To Be Announced securities	—	8	—	8

The following tables represent the change in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2018 and 2017:

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance:January 1, 2018	$243	$988	$251	$(26)
Total gains (unrealized):
Included in other comprehensive income	—	4	—	—
Total (losses) or gains included in earnings and held at reporting date	—	1	359	(13)
Purchases, sales and settlements		(500)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2018	$243	$493	$610	$(39)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2017	$—	$—	$315	$(4)
Total gains (unrealized):
Included in other comprehensive income	—	—	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	524	(37)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2017	$—	$—	$839	$(41)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total gains (unrealized):
Included in other comprehensive income	—	24	—	—
Total (losses) or gains included in earnings and held at reporting date	—	1	(176)	(20)
Purchases, sales and settlements		(500)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2018	$243	$493	$610	$(39)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2016	$—	$—	$1,084	$(32)
Total losses (unrealized):
Included in other comprehensive income	—	—	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(245)	(9)
Transfers in and/or out of Level 3			—	—
Ending Balance: March 31, 2017	$—	$—	$839	$(41)

There were no assets measured at fair value on a nonrecurring basis at March 31, 2018.

The estimated fair values of the Company's financial instruments at March 31, 2018 and June 30, 2017 are as follows:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
March 31, 2018	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,942	$14,942	$14,942	$—	$—
Investment securities held-to-maturity	13,913	13,758	—	11,758	2,000
Loans receivable, net	182,639	175,465	—	—	175,465
Restricted investment in bank stock	743	743	—	—	743
Accrued interest receivable	854	854	854	—	—
Liabilities:
Deposits	$214,794	$212,370	$29,625	$—	$182,745
Advances from the FHLB	12,000	11,789	—	—	11,789
Securities sold under agreements to repurchase	3,296	3,296	—	—	3,296
Advances from borrowers for taxes and insurance	1,643	1,643	1,643	—	—
Accrued interest payable	19	19	19	—	—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2017	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,577	$28,577	$28,577	$—	$—
Investment securities held-to-maturity	11,809	11,896	—	9,884	2,012
Loans receivable, net	111,811	107,510	—	—	107,510
Restricted investment in bank stock	643	643	—	—	643
Accrued interest receivable	620	620	—	620	—
Liabilities:
Deposits	$170,481	$160,764	$—	$160,764	$—
Advances from the FHLB	9,000	8,958	—	8,958	—
Securities sold under agreements to repurchase	2,883	2,883	—	2,883	—
Accrued interest payable	20	20	—	20	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2018 and June 30, 2017.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2018 and June 30, 2017:

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

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of March 31, 2018 and June 30, 2017 (in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2018	$8,225	$8,093	$132
June 30, 2017	$12,784	$12,534	$250

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2018, or June 30, 2017.

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

6. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three and nine months ended March 31, 2018 and March 31, 2017.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
(Dollars in thousands)	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Balance at beginning period	$(301)	$(111)
Unrealized holding losses on available-for-sale
securities before reclassification	(265)	(431)
Amount reclassified for investment
securities gains included in net income	(1)	(25)
Net current-period other comprehensive loss	(266)	(456)
Reclassification of certain income tax effects
from accumulated other comprehensive income	(51)	(51)
Balance at ending period	$(618)	$(618)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.7% and 32.8% for the three months end March 31, 2018 and 2017 and 30.0% and 43.4% for the nine months end March 31, 2018 and 2017.

(Dollars in thousands)	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017
Balance at beginning period	$(323)	$(7)
Unrealized holding losses on available-for-sale
securities before reclassification	41	(268)
Amount reclassified for investment
securities gains included in net income	—	(7)
Net current-period other comprehensive loss	41	(275)
Balance at ending period	$(282)	$(282)

(1)All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.7% and 32.8% for the three months end March 31, 2018 and 2017 and 30.0% and 43.4% for the nine months end March 31, 2018 and 2017.

The following tables present reclassifications out of AOCI by component for the three and nine months ended March 31, 2018 and March 31, 2017.

	For the three months ended March 31, 2018	For the nine months ended March 31, 2018
	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected Line item in the consolidated statement of income
(Dollars in thousands)
Net unrealized gain on available-for securities (1)	$1	$35	Net gain on sale of investment securities
	—	(10)	Income taxes
	$1	$25

	For the three months ended March 31, 2017	For the nine months ended March 31, 2017

Amount reclassified from accumulated other comprehensive income (2)		Amount reclassified from accumulated other comprehensive income (2)		Affected Line item in the consolidated statement of income
(Dollars in thousands)
Net unrealized gain on investment securities (1)	$—		$11		Net gain on sale of investment securities
	—		(4)		Income taxes
	$—		$7

(1) For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, see Note 2, "Investment securities."
(2) Amounts in parenthesis indicate debits.

7. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. For the three and nine months ended March 31, 2018 and 2017, there were no stock options or other convertible instruments outstanding.  Therefore, there is no effect of dilution on the Company’s earnings per share.

The calculation of EPS for the three and nine months ended March 31, 2018 and 2017 is as follows (in thousands, except per share data):

	For the Three Months Ended March 31		For the Nine Months Ended March 31

	2018	2017	2018	2017
Net income (basic and diluted)	$132	$98	$547	$390
Weighted average number of shares issued	2,182,125	1,915,421	2,182,125	629,153
Less weighted average number of unearned ESOP shares	$(164,411)	—	$(166,611)	—
Weighted average shares outstanding	2,017,714	1,915,421	2,015,514	629,153
Net income per share – basic and diluted	$0.07	$0.05	$0.27	$0.62

8. Employee Stock Ownership Plan

The Company adopted the Huntingdon Valley Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Eligible employees who have attained age 21 may participate in the ESOP on the later of the effective date of the ESOP or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

During the nine months ended March 31, 2018, the ESOP made a loan payment of approximately $91,000 to HV Bancorp and released 8,729 shares from the suspense account. The balance of the loan as of March 31, 2018 is $2.3 million compared to $2.4 million at June 30, 2017.

Dividend declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. During the nine months ended March 31, 2018, the ESOP received approximately $87,000 related to the special dividend declared of $0.50 per share and intends to use the dividend towards the future loan payment.

During the nine months ended March 31, 2018, ESOP shares committed to be released were 6,546 with a value of approximately $67,000. There were no shares purchased by the ESOP during the nine months ended March 31, 2018.

9. Related Party Transactions

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $103.7 million at March 31, 2018 for which we received approximately $43,000 and $126,000 in fees for customer services which is included in the three month and nine months ended March 31, 2018.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Financial Statements as of March 31, 2018 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended June 30, 2017.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2018 and June 30, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended June 30, 2017.

Comparison of Statements of Financial Condition at March 31, 2018 and at June 30, 2017

Total Assets

Total assets increased $47.0 million, or 21.7%, to $263.8 million at March 31, 2018 from $216.8 million at June 30, 2017.  The increase was primarily the result of increases of $70.8 million in loans receivable, and $2.0 million in bank owned life insurance, partially offset by decreases in cash and cash equivalents of $13.7 million, $7.9 million in investment securities and $4.6 million in loans held for sale.

Cash and cash equivalents

Cash and cash equivalents decreased $13.7 million, or 47.9%, to $14.9 million at March 31, 2018 from $28.6 million at June 30, 2017, primarily as a result of funding loans as our continued strategic emphasis is growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. We originated approximately $51.1 million in adjustable-rate jumbo one- to four-family residential real estate loans for the nine months ended March 31, 2018.

Investment Securities

Investment securities decreased by $7.9 million or 14.5%, to $46.7 million at March 31, 2018 from $54.6 million at June 30, 2017. The decrease was primarily due to sales and principal repayments of $13.9 million partially offset by purchases of $6.7 million. At March 31, 2018, our held-to-maturity portion of the securities portfolio, at amortized cost, was $13.9 million, and our available-for-sale portion of the securities portfolio, at fair value, was $32.8 million compared to our held-to-maturity portion of the securities portfolio of $11.8 million and our available-for-sale portion of the securities portfolio of $42.8 million at June 30, 2017.

Net Loans

Net loans increased $70.8 million, or 63.3%, to $182.6 million at March 31, 2018 from $111.8 million at June 30, 2017. One- to four-family residential real estate loans increased $59.9 million, or 67.6%, to $148.5 million at March 31, 2018 from $88.6 million at June 30, 2017 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. In addition, during the nine months ended March 31, 2018, there was a purchase of a portfolio of private medical education loans with a balance of $7.2 million. Commercial real estate loans increased by $342,000 from $12.2 million at June 30, 2017 to $12.5 million at March 31, 2018. Commercial business loans decreased by $137,000 from $3.8 million at June 30, 2017 to $3.7 million at March 31, 2018.

Construction loans increased $3.5 million to $5.5 million at March 31, 2018 from $2.0 million at June 30, 2017 primarily as a result of the origination of two new residential construction loans totaling $2.3 million offset by a $585,000 construction loan that was converted to a permanent mortgage loan during the nine months ended March 31, 2018. Home equity and HELOC loans decreased by $768,000 from $5.5 million at June 30, 2017 to $4.7 million at March 31, 2018 primarily as a result of a payoff of one loan.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2018, the balance of the private education loans was $7.2 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. Recourse includes a fully paid insurance wrap for the life of the loan provided by an insurance company that is required to repurchase delinquent loans over 180 days.

Loans Held For Sale

Loans held for sale decreased $4.6 million, or 35.9%, to $8.2 million at March 31, 2018 from $12.8 million at June 30, 2017 as the pipeline of one- to four-family residential real estate loans decreased during the nine months ended March 31, 2018 due to lower demand.

Deposits

Deposits increased $44.3 million, or 26.0%, to $214.8 million at March 31, 2018 from $170.5 million at June 30, 2017. Our core deposits (consisting of demand deposits, money market, pass book and statement and checking accounts) increased $40.2 million, or 28.2%, to $182.8 million at March 31, 2018 from $142.6 million at June 30, 2017. This increase during the nine months ended March 31, 2018 was primarily a result of organic core deposit growth totaling $17.0 million and $23.2 million of core deposits were obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. In addition, certificates of deposit increased $4.1 million, or 14.7%, to $32.0 million at March 31, 2018 from $27.9 million at June 30, 2017. Included in the balance of certificates of deposit at March 31, 2018, is approximately $2.0 million of certificates of deposit issued through a broker during the third quarter.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank increased by $3.0 million, or 33.3%, from $9.0 million at June 30, 2017 to $12.0 million at March 31, 2018 primarily to fund our loan growth.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase increased approximately $413,000, or 14.3%, to $3.3 million at March 31, 2018 from $2.9 million at June 30, 2017 as a result of an increase in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity decreased $933,000 to $30.5 million at March 31, 2018 compared to $31.4 million at June 30, 2017 primarily as a result of a special cash dividend paid of $1.1 million, other comprehensive losses of $456,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio during the nine months ended March 31, 2018, ESOP shares committed to be released of $67,000 partially offset by net income for the nine months ended March 31, 2018 of $547,000.

Comparison of Statements of Income for the Three Months Ended March 31, 2018 and 2017

General

Net income increased $34,000 to $132,000 for the three months ended March 31, 2018 from $98,000 for the three months ended March 31, 2017.  The increase in net income for the three months ended March 31, 2018 was primarily due to an increase of $470,000 in net interest income and a decrease of $27,000 in income tax expense partially offset by a decrease in non-interest income of $238,000 and an increase of $137,000 in non-interest income expense and $88,000 in provision for loan losses compared to the same period in 2017.

Interest Income

Total interest income increased $535,000, or 35.9%, to $2.0 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017. The increase was primarily the result of increases in interest and fees on loans of $553,000, interest on mortgage-backed securities and collateralized mortgage obligations of $33,000 and interest and dividends on investments of $20,000 partially offset by a decrease in interest on interest-earning deposits with banks of $71,000.  Total average interest-earning assets increased $29.8 million to $237.9 million for the three months ended March 31, 2018 from $208.1 million for the same period in 2017 primarily as a result of increases in the average balance of loans of $72.1 million and the average balance of investment securities of $3.4 million offset by a $45.8 million decrease in the average balance of interest-earning deposits with banks. The average yield on our interest-earning assets increased 54 basis points to 3.41% for the three months ended March 31, 2018 as compared to 2.87% for the three months ended March 31, 2017 primarily as a result of a higher average yield on investment securities and on interest-earning deposits with banks.

Interest and fees on loans increased $553,000 to $1.7 million for the three months ended March 31, 2018 from $1.1 million for the same period in 2017. This increase was primarily due to an increase in average loans outstanding of $72.1 million, which increased to $174.6 million for the three months ended March 31, 2018 from $102.5 million for the three months ended March 31, 2017 as a result of the Company’s continued efforts to increase originations of jumbo adjustable rate one-to-four family residential loans.  The benefit from the higher loan volume was partially offset by a reduction in the average yield of loans of 53 basis points, which decreased to 3.82% for the three months ended March 31, 2018 from 4.35% for the three months ended March 31, 2017, as lower yielding jumbo one-to-four family adjustable rate mortgages were originated. We originated $10.4 million of jumbo one-to-four family adjustable rate mortgages during the three months ended March 31, 2018.

Interest income on interest-earning deposits decreased by $71,000 to $84,000 for the three months ended March 31, 2018, from $155,000 for the three months ended March 31, 2017. The decrease was primarily due to a decrease in the average balance of interest-earning deposits of $45.8 million to $16.0 million for the three months ended March 31, 2018 from $61.8 million for the three months ended March 31, 2017, primarily as the result of the initial funds received of $57.5 million during the quarter ended March 31, 2017 which were held by the Bank before returning approximately $35.7 million received in excess proceeds of the approved maximum as well as a deployment of liquidity into loans and investment securities. Offsetting this decrease, was an increase in the average yield on interest-earning deposits with banks which increased 110 basis points, to 2.10% for the three months ended March 31, 2018 from 1.00% for the three months ended March 31, 2017.  The increase was primarily due to rate increases in the Federal funds rate by the Federal Reserve during 2017 and 2018 as well as investments in higher yielding cash equivalents, which had yields ranging from 2%-4%.

Interest on investment securities increased by $53,000, or 25.2% to $263,000 for the three months ended March 31, 2018, from $210,000 for three months ended March 31, 2017. The increase was primarily the result of an increase in interest income on mortgage backed securities and collateral mortgage obligation securities which increased by $33,000 or 46.5%, to $104,000 for the three months ended March 31, 2018, from $71,000 for the three months ended March 31, 2017. In addition, interest income on U.S. Government Agency securities, corporate bonds and municipal securities increased $25,000 or 50.0% to

$75,000 for the three months ended March 31, 2018, from $50,000 for the three months ended March 31, 2017.  The increase in interest income from mortgage backed securities and collateral mortgage obligation securities was due primarily to an increase in the average balances from $14.6 million for the quarter ended March 31, 2017 to $18.2 million for the quarter ended March 31, 2018. The average yield on total securities increased 31 basis points to 2.26% for the three months ended March 31, 2018 from 1.95% for the same period in 2017, as market rates increased, resulting in higher yielding investments.  The average balance of investment securities to increase by $3.4 million to $46.5 million for the three months ended March 31, 2018, from $43.1 million for the three months ended March 31, 2017.

Interest Expense

Total interest expense increased $65,000 or 27.2%, to $304,000 for the three months ended March 31, 2018 from $239,000 for the three months ended March 31, 2017, primarily due to a $37,000 increase in interest expense on deposits and a $28,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $37,000, or 18.0%, to $243,000 for the three months ended March 31, 2018 from $206,000 for the three months ended March 31, 2017 primarily as a result of an increase in average interest bearing deposits of $15.1 million to $185.6 million during the three months ended March 31, 2018 as compared to $170.5 million for the three months ended March 31, 2017. The increase in the average balance of interest bearing deposits was primarily as a result of a $19.5 million increase in the average balance of our core deposit accounts, which was partially offset by a $4.4 million decrease in the average balance of our certificates of deposit. The increase in the average balance of our core deposits was primarily a result of organic core deposit growth as well as core deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average rates paid on demand deposit accounts increased by two basis points to 0.42% for the three months ended March 31, 2018 from 0.40% for the three months ended March 31, 2017, respectively. This product can pay up to 1.00% of interest per annum.  The money market deposit average rates increased by five basis points to 0.44% for the three months ended March 31, 2018 from 0.39% for the three months ended March 31, 2017. The average cost of checking deposits for municipals was 0.36% during the three months ended March 31, 2018 compared to 0.34% during the three months ended March 31, 2017. The average cost of certificates of deposit increased by 28 basis points to 1.24% for the three months ended March 31, 2018 as compared to 96 basis points for the three months ended March 31, 2017. The increase in the average cost of certificates of deposit for the three months end March 31, 2018 is the result of increasing our product rates in line with increases in short term market interest rates as compared to the three months ended March 31, 2017.

Interest expense on advances from the Federal Home Loan Bank increased $28,000 to $60,000 for the three months ended March 31, 2018 from $32,000 for the three months ended March 31, 2017 as a result of an increase in the average balance of the Federal Home Loan Bank advances as well as the average rate on the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances increased $3.6 million to $12.6 million for the three months ended March 31, 2018 from $9.0 million for the three months ended March 31, 2017 primarily due to an increase in loan funding requirements. In addition, the average rate on the Federal Home Loan Bank advances increased to 1.91% for the three months ended March 31, 2018 from 1.42% for the three months ended March 31, 2017 due to increased market rates on advances.

Net Interest Income

Net interest income increased approximately $470,000 or 37.5%, to $1.7 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017 as a result of our net interest-earning assets increasing $10.9 million to $37.8 million for the three months ended March 31, 2018 from $26.9 million for the three months ended March 31, 2017. Our interest rate spread increased by 46 basis points to 2.80% for the three months ended March 31, 2018 from 2.34% for the three months ended March 31, 2017.  Our net interest margin increased by 49 basis points from 2.41% for the three months ended March 31, 2017 to 2.90% for the three months ended March 31, 2018.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$174,607	$1,667	3.82%	$102,548	$1,114	4.35%
Interest-earning deposits with banks	15,998	84	2.10%	61,797	155	1.00%
Investment securities	46,533	263	2.26%	43,064	210	1.95%
Restricted investment in bank stock	784	12	6.12%	654	12	7.34%
Total interest-earning assets	237,922	2,026	3.41%	208,063	1,491	2.87%
Non-interest-earning assets	9,837			9,244
Total assets	$247,759			$217,307

Interest-bearing liabilities:
Demand deposits	$80,503	85	0.42%	$68,420	68	0.40%
Money market deposit accounts	33,040	36	0.44%	27,586	27	0.39%
Passbook and statement savings accounts	37,459	27	0.29%	35,222	26	0.30%
Checking accounts-Municipal	5,623	5	0.36%	5,873	5	0.34%
Certificates of deposit	28,985	90	1.24%	33,359	80	0.96%
Total deposits	185,610	243	0.52%	170,460	206	0.48%
Federal Home Loan Bank advances	12,589	60	1.91%	9,000	32	1.42%
Securities sold under agreements to repurchase	1,952	1	0.20%	1,720	1	0.23%
Total interest-bearing liabilities	200,151	304	0.61%	181,180	239	0.53%
Non-interest-bearing liabilities:
Checking	13,887			8,365
Other	2,687			719
Total liabilities	216,725			190,264
Shareholders' Equity	31,034			27,043
Total liabilities and Shareholders' equity	$247,759			$217,307

Net interest income		$1,722			$1,252
Interest rate spread (2)			2.80%			2.34%
Net interest-earning assets (3)	$37,771			$26,883
Net interest margin (4)			2.90%			2.41%
Average interest-earning assets to average interest-bearing liabilities	118.87%			114.84%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2018 vs 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$968	$(415)	$553
Interest-earning deposits with banks	(206)	135	(71)
Investment securities	6	47	53
Restricted investment in bank stock	4	(4)	—
Total interest-earning assets	772	(237)	535
Interest-bearing liabilities:
Demand deposits	8	9	17
Money market deposit accounts	2	7	9
Passbook and statement savings accounts	3	(2)	1
Checking accounts-Municipal	—	—	—
Certificates of deposit	(18)	28	10
Total deposits	(5)	42	37
Federal Home Loan Bank advances	6	22	28
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	1	64	65
Change in net interest income	$771	$(301)	$470

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

Provision for loan losses increased by $88,000 to $76,000 for the three months ended March 31, 2018, from a credit of $12,000 for the three months ended March 31, 2017 primarily as a result of an increase in the general reserve due to an increase in loans outstanding. During the three months ended March 31, 2018, there were no net charge-offs recorded. During the three months ended March 31, 2017, total net charge-offs of $100,000 were recorded.

Non-Interest Income

Non-interest income decreased $238,000, or 18.4%, to $1.1 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017. The decrease in non-interest income was primarily due to a decrease of $284,000 in gain from hedging instruments to $185,000 for the three months ended March 31, 2018 from a gain from hedging of $469,000 for the three months ended March 31, 2017 associated with a decrease in the volume of locked loans associated with hedging. In addition, the gain on sales of loans decreased $124,000 to $620,000 for the three months ended March 31, 2018 from $744,000 for the three months ended March 31, 2017. This was primarily due to lower sales of loans of $30.1 million and reduced margin on loans sold for the three months ended March 31, 2018 when compared to $139.6 million for the same period in 2017. Offsetting these decreases was an increase in fees for customer services of $176,000 to $227,000 for the three months ended March 31, 2018 from $51,000 for the three months ended March 31, 2017 primarily as a result of fees received in exchange for customer’s deposits with a balance of $23.2 million at March 31, 2018 sourced in the deposit placement network.

Non-Interest Expense

Non-interest expense increased $137,000, or 5.7% to $1.5 million for the three months ended March 31, 2018 from $1.4 million March 31, 2017 primarily as a result of an increase in other expenses in connection with two indemnification agreements executed with the U.S. Department of Housing and Urban Development (“HUD”). The agreements required the Bank to indemnify HUD for any losses incurred by HUD in connection with federally guaranteed loans previously sold to third parties. The losses incurred on the two indemnity agreements total approximately $147,000. We have two additional outstanding indemnity agreements with HUD on loans sold to third parties with current balances of $316,000 as of March 31, 2018.  Management is in the process of analyzing these indemnity agreements to limit or eliminate any potential future losses resulting from these two indemnity agreements.

Income Tax Expense

Income tax expense was $14,000 for the three months ended March 31, 2018 as compared to $41,000 for the three months ended March 31, 2017. Federal income taxes included in total taxes for the three months ended March 31, 2018 were $3,000 with an effective tax rate of 2.2% as compared to $19,000 with an effective federal tax rate of 13.7% for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period a year ago is primarily due to the passage of H.R. 1 (Tax Cuts and Jobs Act), which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended statutory rate for the year is 28.6%.

Pennsylvania state tax expense decreased $11,000 to $11,000 for the three months ended March 31, 2018 from $22,000 for the three months ended March 31, 2017 with effective rates of 7.5% and 15.8%, respectively.

Comparison of Statements of Income for the Nine Months Ended March 31, 2018 and 2017

General

Net income increased $157,000, or 40.3%, to $547,000 for the nine months ended March 31, 2018 from $390,000 for the nine months ended March 31, 2017.  The increase in net income for the nine months ended March 31, 2018 was primarily due to an increase in net interest income of $1.2 million partially offset by a decrease in non-interest income of $557,000 and increases in non-interest expense of $382,000, income tax expense of $76,000 and provision for loan losses of $32,000 as compared to the same period in 2017.

Interest Income

Total interest income increased $1.4 million or 32.5%, to $5.6 million for the nine months ended March 31, 2018 from $4.2 million for the nine months ended March 31, 2017. The increase was primarily the result of a $1.1 million increase in interest and fees on loans, a $252,000 increase in interest on investment securities, and a $48,000 increase in interest-earning deposits with banks.  The average balance of our interest-earning assets increased by $33.7 million to $221.9 million for the nine months ended March 31, 2018 as compared to $188.2 million for the nine months ended March 31, 2017 primarily due to growth in residential loan originations as our loans (including loans held for sale) increased by $45.2 million for the nine months ended March 31, 2017 to $155.8 million for the nine months ended March 31, 2018 from $110.6 million for the nine months ended March 31, 2017. The average yield on our interest-earning assets increased 37 basis points to 3.37% for the nine months ended March 31, 2018 as compared to 3.00% for the nine months ended March 31, 2017 primarily as a result of a higher average yield on investment securities and on interest-earning deposits with banks.

Interest and fees on loans increased $1.1 million, or 31.3%, to $4.5 million for the nine months ended March 31, 2018 from $3.5 million for the nine months ended March 31, 2017. This increase resulted from a $45.2 million increase in the average balance of loans to $155.8 million for the nine months ended March 31, 2018 from $110.6 million for the nine months ended March 31, 2017, primarily due to our continued focus on increasing our portfolio of adjustable-rate jumbo one- to four-family residential mortgages. We originated approximately $51.1 million in adjustable-rate jumbo one- to four-family residential real estate loans for the nine months ended March 31, 2018. However, the increase in interest and fees on loans was partially offset by a 28 basis points decrease in the average yield on loans to 3.88% for the nine months ended March 31, 2018 from 4.16% for the nine months ended March 31, 2017, due to pay-offs of higher-yielding existing loans during the current low interest rate environment and lower yields earned on new loan originations.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations increased $252,000, or 49.0%, to $766,000 for the nine months ended March 31, 2018 from $514,000 for the nine months ended March 31, 2017. The increase was primarily the result of an increase in interest income on U.S. Government Agency securities, corporate bonds and municipal securities, which increased $151,000 or 45.5% to $483,000 from $332,000 for the nine months ended March 31, 2017. In addition, interest income on mortgage backed securities and collateral mortgage obligation securities increased by $101,000, or 55.5%, to $283,000 for the nine months ended March 31, 2018, from $182,000 for the nine months ended March 31, 2017. The increase in mortgage backed securities and collateral mortgage obligation securities was due primarily to an increase in the average balances from $14.7 million for the quarter ended March 31, 2017 to $17.4 million for the quarter ended March 31, 2018.  The average yield on investment securities increased 43 basis points to 2.18% for the nine months ended March 31, 2018 from 1.75% for the nine months ended March 31, 2017, as market rates increased reflecting higher yielding investments. The average balance of investment securities to increase by $7.7 million to $46.9 million for the nine months ended March 31, 2018, from $39.2 million for the nine months ended March 31, 2017.

Interest on interest-earning deposits increased $48,000 or 20.2% to $286,000 for the nine months ended March 31, 2018 from $238,000 for the nine months ended March 31, 2017 due to an increase in the average yield on interest-earning deposits of 122 basis points to 2.07% for the nine months ended March 31, 2018 from 0.85% for the nine months ended March 31, 2017 as short-term market interest rates have increased since the end of the last year. Offsetting the increase in the average yield on interest-earning deposits, was a decrease in the average balance of interest-earning deposits of $19.0 million to $18.5 million for the nine months ended March 31, 2018 from $37.5 million for the nine months ended March 31, 2017, primarily as the result of the deployment of liquidity into loans and investment securities.

Interest Expense

Total interest expense increased $172,000, or 26.2%, to $828,000 for the nine months ended March 31, 2018 from $656,000 for the nine months ended March 31, 2017, due primarily to an $155,000 increase in interest on deposits, and a $16,000 increase in interest on advances from the Federal Home Loan Bank.

Interest on deposits increased $155,000, or 29.0%, to $690,000 for the nine months ended March 31, 2018 from $535,000 for the nine months ended March 31, 2017 as a result of an increase in average interest bearing deposits of $20.2 million to $171.7 million during the nine months ended March 31, 2018 as compared to $151.5 million for the nine months ended March 31, 2017. The increase in the average balance of interest bearing deposits was primarily as a result of a $27.0 million increase in the average balance of our core deposit accounts, which was partially offset by a $6.8 million decrease in the average balance of our certificates of deposit. The increase in the average balance of core deposits was primarily the result of organic core deposit growth as well as core deposits obtained through a deposit placement network on a reciprocal basis with such amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance.  The average cost of deposits increased by seven basis points to 0.54% for the nine months ended March 31, 2018 from 0.47% for the nine months ended March 31, 2017. Demand deposit accounts were 0.45% for the nine months ended March 31, 2018 compared to 0.30% for the nine months ended March 31, 2017. This product can pay up to 1.00% of interest per annum. The average rates paid on the money market deposits increased by 11 basis points to 0.45% for the nine months ended March 31, 2018 from 0.34% for the nine months ended March 31, 2017. The average cost of municipal checking deposits remained flat at 33 basis points for the nine months ended March 31, 2018 and 2017. The average cost of certificates of deposit increased by 18 basis points to 1.19% for the nine months ended March 31, 2018 as compared to 1.01% for the nine months ended March 31, 2017. The increase in the average cost of certificates of deposit for the nine months end March 31, 2018 is the result of increasing our product rates in line with increases in short term market interest rates as compared to the nine months ended March 31, 2017.

Interest on advances from the Federal Home Loan Bank increased $16,000 to $135,000 for the nine months ended March 31, 2018 from $119,000 for the nine months ended March 31, 2017 as a result of an increase in the average rate of Federal Home Loan Bank advances partially offset by a decrease in the average balance of Federal Home Loan Bank advances.  The average rate of Federal Home Loan Bank advances increased by 60 basis points to 1.59% for the nine months ended March 31, 2018 from 0.99% for the nine months ended March 31, 2017, primarily due to increases in advance rates. This increase was partially offset by the average balance of Federal Home Loan Bank advances which decreased by $4.8 million to $11.3 million during the nine months ended March 31, 2018 as compared to $16.1 million for the nine months ended March 31, 2017 primarily due to the increase in liquidity from lower cost of funding from core deposit.

Net Interest Income

Net interest income increased $1.2 million, or 33.3%, to $4.8 million for the nine months ended March 31, 2018 from $3.6 million for the nine months ended March 31, 2017 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $36.8 million for the nine months ended March 31, 2018 from $18.8 million for the nine months ended March 31, 2017. Our interest rate spread increased by 29 basis points to 2.77% for the nine months ended March 31, 2018 from 2.48% for the nine months ended March 31, 2017.  Our net interest margin increased by 34 basis points to 2.88% for the nine months ended March 31, 2018 from 2.54% for the nine months ended March 31, 2017.

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

	For the Nine Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$155,835	$4,534	3.88%	$110,571	$3,452	4.16%
Interest-earning deposits with banks	18,453	286	2.07%	37,464	238	0.85%
Investment securities	46,889	766	2.18%	39,237	514	1.75%
Restricted investment in bank stock	734	27	4.90%	948	33	4.64%
Total interest-earning assets	221,911	5,613	3.37%	188,220	4,237	3.00%
Non-interest-earning assets	9,872			8,723
Total assets	$231,783			$196,943

Interest-bearing liabilities:
Demand deposits	$70,434	238	0.45%	$49,055	109	0.30%
Money market deposit accounts	32,701	111	0.45%	25,831	65	0.34%
Passbook and statement savings accounts	34,209	71	0.28%	34,982	78	0.30%
Checking accounts-Municipal	5,647	14	0.33%	6,072	15	0.33%
Certificates of deposit	28,700	256	1.19%	35,512	268	1.01%
Total deposits	171,691	690	0.54%	151,452	535	0.47%
Federal Home Loan Bank advances	11,326	135	1.59%	16,088	119	0.99%
Securities sold under agreements to repurchase	2,124	3	0.19%	1,878	2	0.14%
Total interest-bearing liabilities	185,141	828	0.60%	169,418	656	0.52%
Non-interest-bearing liabilities:
Checking	13,194			8,181
Other	2,107			1,757
Total liabilities	200,442			179,356
Shareholders' Equity	31,341			17,587
Total liabilities and Shareholders' equity	$231,783			$196,943

Net interest income		$4,785			$3,581
Interest rate spread (2)			2.77%			2.48%
Net interest-earning assets (3)	$36,770			$18,802
Net interest margin (4)			2.88%			2.54%
Average interest-earning assets to average interest-bearing liabilities	119.86%			111.10%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended March 31, 2018 vs 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,280	$(198)	$1,082
Interest-earning deposits with banks	(130)	178	48
Investment securities	72	180	252
Restricted investment in bank stock	(7)	1	(6)
Total interest-earning assets	1,215	161	1,376
Interest-bearing liabilities:
Demand deposits	39	90	129
Money market deposit accounts	13	33	46
Passbook and statement savings accounts	(1)	(6)	(7)
Checking accounts-Municipal	(1)	—	(1)
Certificates of deposit	(49)	37	(12)
Total deposits	1	154	155
Federal Home Loan Bank advances	(38)	54	16
Securities sold under agreements to repurchase	—	1	1
Total interest-bearing liabilities	(37)	209	172
Change in net interest income	$1,252	$(48)	$1,204

Provision for Loan Losses

Provision for loan losses increased by $32,000 to $155,000 for the nine months ended March 31, 2018, from $123,000 for the nine months ended March 31, 2017 primarily as the result increased provision expense due to loan volume growth during the nine months ended March 31, 2018 compared to March 31, 2017. Included in the nine months ended March 31, 2017 was a specific loan loss reserve of $125,000 on one HELOC loan. Non-performing loans remained flat at March 31, 2018 and June 30, 2017 at $1.4 million. During the nine months ended March 31, 2018, total net recoveries of $11,000 were recorded. During the nine months ended March 31, 2017, total net charge-offs of $96,000 were recorded.

Non-Interest Income

Non-interest income decreased $557,000, or 15.7%, to $3.0 million for the nine months ended March 31, 2018 from $3.5 million for nine months ended March 31, 2017. The decrease in non-interest income was primarily due to a decrease in gain on sales of loans, which decreased $1.6 million, or 37.9%, to $2.8 million for the nine months ended March 31, 2018 from $4.4 million for the nine months ended March 31, 2017. This was due to lower sales of loans and reduced margin on loans sold when compared to the same period of 2017. These decreases in non-interest income were partially offset by an increase in the change in fair value of loans held for sale which increased by $580,000 to ($117,000) for the nine months ended March 31, 2018, from ($697,000) for the nine months ended March 31, 2017, and loss from hedging instruments decreased $190,000 to ($279,000) for the nine months ended March 31, 2018 from $(469,000) for the nine months ended March 31, 2017 due to decreased volume of locked loans associated with hedging. In addition, fees for customer services increased $301,000 to $457,000 for the nine months ended March 31, 2018 from $156,000 for the same period in 2017 primarily as a result of income received in exchange for customer’s deposits sourced in the deposit placement network with a balance of $23.2 million at March 31, 2018. Gain on sale of available-for-sale securities increased $24,000 to $35,000 for the nine months ended March 31, 2018 from an $11,000 gain on sale of available-for-sale securities for the nine months ended March 31, 2017.

Non-Interest Expense

Non-interest expense increased $382,000 to $6.9 million for the nine months ended March 31, 2018 from $6.5 million for the nine months ended March 31, 2017.  The increase primarily reflected a $186,000 increase in salaries and employee benefits and a $182,000 increase in other expenses. Salary and employee benefits expense increased by $186,000 to $3.9 million for the nine months ended March 31, 2018 from $3.7 million for the nine months ended March 31, 2017 as full time equivalents increased to 71 as of March 31, 2018, from 70 as of March 31, 2017, primarily as a result of the expansion in our administration department to support our operations. Other expenses increased $182,000 to $1.1 million for the nine months ended March 31, 2018 from $972,000 for the nine months ended March 31, 2017 primarily as a result of the losses incurred of $147,000 for the two indemnity agreements executed with HUD. The agreements required the Bank to indemnify HUD for any losses incurred by HUD in connection with federally guaranteed loans previously sold to third parties. We have two additional outstanding indemnity agreements with HUD on loans sold to third parties with current balances of $316,000 as of March 31, 2018.  Management is in the process of analyzing these indemnity agreements to limit or eliminate any potential future losses resulting from these two indemnity agreements.

Income Tax Expense

Income tax expense was $196,000 for the nine months ended March 31, 2018 as compared to an income tax expense of $120,000 for the nine months ended March 31, 2017. Income tax expense increased due to the increase income before income taxes for the nine months ended March 31, 2018 as compared to the prior year period. Federal income taxes included in total taxes for the nine months ended March 31, 2018 and 2017 were $147,000 and $100,000, with effective federal tax rates of 21.2% and 18.5%, respectively. During the nine months ended March 31, 2018, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended statutory rate for the year is 28.6%.

In addition, we recognized a tax expense in our tax provision for the nine months ended March 31, 2018 related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $47,000 during the nine months ended March 31, 2018.

Pennsylvania state tax expense increased $29,000 to $49,000 for the nine months ended March 31, 2018 from $20,000 for the nine months ended March 31, 2017 with effective rates of 6.6% and 3.9%, respectively.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.4 million, or 0.54% of total assets, at March 31, 2018. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  We had no accruing loans past due 90 days or more at March 31, 2018 or June 30, 2017.

	At March 31,	At June 30,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,326	$1,198
Home equity & HELOCs	$105	110
Commercial real estate	—	100
Commercial business	—	—
Construction	—	—
Consumer	—	—
Total non-accrual loans	1,431	1,408

Total non-performing loans	1,431	1,408

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$1,431	$1,408

Ratios:
Total non-performing loans to total loans receivable	0.78%	1.26%
Total non-performing loans to total assets	0.54%	0.65%
Total non-performing assets to total assets	0.54%	0.65%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$683	$626	$593	$487

Charge-offs:
Residential:
One- to four-family	—	—	(12))	—
Home equity & HELOCs	—	(125)	—	(125)
Commercial real estate	(1)	—	(23)	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	(3)	—	(5)
Total charge-offs	(1)	(128)	(35)	(130)

Recoveries:
Residential:
One- to four-family	1	2	45	7
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	25	—	25
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	1	1	2
Total recoveries	1	28	46	34

Net recoveries (Charge-offs)	—	(100)	11	(96)
Provision for loan losses	76	(12)	155	123
Balance at end of period	$759	$514	$759	$514

Ratios:
Net recoveries to average loans outstanding	0%	(0.09)%	0%	(0.09)%
Allowance for loan losses to non-performing loans at end of period	53.04%	49.42%	53.04%	49.42%
Allowance for loan losses to total loans at end of period	0.42%	0.52%	0.42%	0.52%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $12.0 million outstanding with unused borrowing capacity of $93.8 million as of March 31,

2018. Additionally, at March 31, 2018, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.0 million at March 31, 2018. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the nine months ended March 31, 2018 and 2017.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2018.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $14.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.8 million at March 31, 2018.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $5.5 million and $19.0 million for the nine months ended March 31, 2018 and March 31, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $66.0 million and $22.1 million for the nine months ended March 31, 2018 and March 31, 2017, respectively. During the nine months ended March 31, 2018 and March 31, 2017, we sold $11.7 million and $2.6 million, respectively, in securities available-for-sale.  Net cash provided by financing activities, consisting primarily of increases in deposits, was $46.9 million for the nine months ended March 31, 2018 and $35.2 million for the nine months ended March 31, 2017.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2018, totaled $13.5 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2018 and June 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2018, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2018, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2018 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total risk-based capital (to risk-weighted assets)	$24,695	17.2%	>$11,480	> 8.0%	>$14,350	>10.0%
Tier 1 capital (to risk-weighted assets)	23,936	16.7	>8,610	> 6.0%	>11,480	> 8.0%
Tier 1 capital (to average assets)	23,936	10.0	>9,616	> 4.0%	>12,020	> 5.0%
Tier 1 common equity (to risk-weighted assets)	23,936	16.7	>6,458	> 4.5%	>9,328	> 6.5%

As of June 30, 2017
Total risk-based capital (to risk-weighted assets)	$24,113	21.8%	$ ≥8,870	> 8.0%	$ ≥11,087	>10.0%
Tier 1 capital (to risk-weighted assets)	23,520	21.2	>6,652	> 6.0%	>8,870	> 8.0%
Tier 1 capital (to average assets)	23,520	11.2	>8,377	> 4.0%	>10,471	> 5.0%
Tier 1 common equity (to risk-weighted assets)	23,520	21.2	>4,989	> 4.5%	>7,207	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of March 31, 2018 and June 30, 2017, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of March 31, 2018, the Bank is required to maintain a capital conservation buffer of 1.25%. At March 31, 2018, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2018, we had outstanding commitments to originate loans of $22.8 million, unused lines of credit totaling $12.9 million and no stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $13.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2018.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2018, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

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

HV BANCORP, INC.

Date: May 14, 2018	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2018	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)