Form 10-K
period 2018-06-30
HV Bancorp, Inc.
filed 2018-09-27
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of December 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $28,164,646.

As of September 15, 2018, there were issued and outstanding 2,259,125 shares of the Registrant’s Common Stock.

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

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than investment in securities and owning the common stock of the Bank and having deposits in the Bank. The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “Plan”) at a Special Meeting of Shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the Plan (see Note 11 of the Audited Consolidated Financial Statements for further discussion). At June 30, 2018, HV Bancorp, Inc. had total consolidated assets of $297.8 million, total consolidated deposits of $235.4 million, and total consolidated shareholders’ equity of $30.7 million. Our executive offices are located at 3501 Masons Mill Road, Suite 401, Huntingdon Valley, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

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

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, home equity loans and home equity lines of credit (“HELOCs”) and commercial real estate loans (including multi-family loans) and, to a lesser extent, commercial, construction and consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Our markets are demographically attractive, close to the business and financial district of Center City Philadelphia, and within commuting distance of Northern New Jersey and New York City. Based on the United States Census for estimated population for 2017, Philadelphia, Montgomery and Bucks Counties have total populations of 1,581,000, 826,000 and 628,000, respectively, and the three counties comprise the 1st, 3rd and 4th largest counties in Pennsylvania, respectively. From 2010 to 2017 the estimated populations of Philadelphia, Montgomery and Bucks Counties are expected to grow by 3.6%, 3.3% and 0.5%, respectively. Additionally, between June 2016 and June 2018, our market area has shown significant improvement in unemployment levels, decreasing from 7.0% to 5.7% for Philadelphia County, decreasing from 4.3% to 3.5% for Montgomery County and decreasing from 4.7% to 3.7% for Bucks County.  The foreclosure rate in June 2018 for the Commonwealth of Pennsylvania was 0.06%, compared to foreclosure rates of 0.09%, 0.08%, and 0.09% for Philadelphia, Montgomery and Bucks Counties, respectively. In terms of median household income and median disposable income, Montgomery and Bucks Counties rank 2nd and 3rd in Pennsylvania in each category, based on the United States Census. Based on the United States Census, the median household income between 2012 and 2016 was $39,770, $81,902 and $79,559 for Philadelphia, Montgomery and Bucks Counties, respectively.  The median value of owner occupied homes in Bucks County is nearly double the statewide median value, and home values in Bucks and Montgomery Counties rank 2nd and 3rd, respectively, of all the counties in Pennsylvania, based on the United States Census.

As of 2016, the Philadelphia metropolitan area has the seventh largest total gross metropolitan product in the United States.  The economy of our market area is heavily based on education, life sciences and social services. The city of Philadelphia is home to many Fortune 500 companies, including pharmaceutical distributor, AmerisourceBergen; cable television and internet provider Comcast; insurance company Lincoln Financial Group; food services company Aramark; paper and packaging company Crown Holdings Incorporated; and hospital management company Universal Health Services. The city is also home to many universities and colleges.

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

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, home equity loans and home equity lines of credit, and, to a lesser extent, commercial business loans, construction loans and consumer loans. Our primary business has been the origination and sale of one- to four-family residential real estate loans, 54.6% of which have been adjustable-rate loans and 45.4% of which have been fixed-rate loans. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio. We intend to continue commercial real estate lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At June 30,
	2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$182,234	85.97%	$88,578	79.06%	$71,980	76.75%	$63,425	75.70%
Home equity & HELOCs	4,921	2.32	5,466	4.88	6,448	6.87	6,662	7.95
Commercial real estate	10,804	5.10	12,191	10.88	11,620	12.39	12,662	15.11
Commercial business	4,088	1.93	3,801	3.39	558	0.59	634	0.76
Construction	2,907	1.37	2,004	1.79	3,179	3.39	365	0.44
Consumer and other:
Consumer	2	—	5	—	10	0.01	31	0.04
Medical education	7,047	3.32	—	—	—	—	—	—
Total loans receivable	212,003	100.00%	112,045	100.00%	93,795	100.00%	83,779	100.00%
Deferred loan origination costs	1,564		359		142		54
Allowance for loan losses	(871)		(593)		(487)		(514)
Total loans receivable, net	$212,696		$111,811		$93,450		$83,319

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2018.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending June 30, 2019.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four- Family Real Estate Loans	Home Equity & HELOCs	Commercial Real Estate Loans	Commercial Business Loans	Construction Loans	Medical education Loans	Consumer Loans	Total
	(In thousands)
Due During the Years Ending June 30,
2019	$37	$16	$426	$3,163	$—	$285	$2	$3,929
2020	13	42	79	254	—	68	—	456
2021	—	539	947	—	574	—	—	2,060
2022 to 2023	347	55	4,367	13	—	—	—	4,782
2024 to 2028	5,816	522	2,116	133	—	871	—	9,458
2029 to 2033	3,807	354	1,313	—	—	5,167	—	10,641
2034 and beyond	172,214	3,393	1,556	525	2,333	656	—	180,677
Total	$182,234	$4,921	$10,804	$4,088	$2,907	$7,047	$2	$212,003

The following table sets forth our fixed and adjustable-rate loans at June 30, 2018 that are contractually due after June 30, 2019.

	Due After June 30, 2019
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$82,726	$99,471	$182,197
Home equity & HELOCs	1,370	3,535	4,905
Commercial real estate	7,854	2,524	10,378
Commercial business	792	133	925
Construction	515	2,392	2,907
Consumer and Other:
Consumer	—	—	—
Medical education	—	6,762	6,762
Total	$93,257	$114,817	$208,074

One- to Four-Family Residential Real Estate Lending.  At June 30, 2018, we had $182.2 million of loans secured by one- to four-family residential real estate, representing 86.0% of our total loan portfolio.  In addition, at June 30, 2018, we had $13.6 million of residential mortgages held for sale.  We originate fixed-rate one- to four-family residential real estate loans as well as adjustable-rate loans depending on market conditions and borrower preferences.  At June 30, 2018, 45.4% of our one- to four-family residential real estate loans were fixed-rate loans, and 54.6% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of June 30, 2018 was generally $453,100 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At June 30, 2018, we had $130.4 million in jumbo loans, which represented 71.6% of our one- to four-family residential real estate loans. Of the $130.4 million in jumbo loans, 63.7% or $83.1 million were variable jumbo loans and 36.3% or $47.3 million were fixed jumbo loans. Our average loan size for jumbo loans was $631,000 at June 30, 2018.  We also offer FHA,

USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Most of our one- to four-family residential real estate loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower.  Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 95%.

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

We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 85% loan-to-value on non-owner-occupied properties.

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

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At June 30, 2018, outstanding home equity loans and equity lines of credit totaled $4.9 million, or 2.3% of total loans outstanding.  At June 30, 2018, the unadvanced portion of home equity lines of credit totaled $7.7 million.  At June 30, 2018, $2.8 million of our home equity loans and lines of credit were in a junior lien position.

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

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At June 30, 2018, we had $10.8 million in commercial real estate loans, representing 5.1% of our total loan portfolio.  Our commercial real estate loans generally have initial terms of five years and amortization terms of 20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At June 30, 2018, the average loan balance of our outstanding commercial real estate loans was $303,000, and the largest of such loans was a $3.0 million loan secured by first perfected security interest in all of the borrower’s business assets. This loan was performing in accordance with its terms at June 30, 2018.

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

Commercial Business Lending.  At June 30, 2018, we had $4.1 million of commercial business loans, representing 1.9% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction Lending.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans to individuals are made on the same general terms as our one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion. At June 30, 2018, we had $2.9 million of construction loans, representing 1.4% of our total loan portfolio.  At June 30, 2018, our largest construction loan was a $1.1 million loan secured by residential real estate. This loan was performing in accordance with its original terms at June 30, 2018.

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

Medical Education. In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2018, the balance of the private education loans was $7.0 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. The purchased private student loans had recourse which included a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days. However, in June 2018, the Company was informed that the insurance company was declared insolvent and adopted a plan of liquidation. The default claims will continue to be filed with the insurance company’s liquidator if accounts reach the 180th day of delinquency. At June 30, 2018, there were no delinquent loans which required filing a claim. Any future claims that may be submitted would be subject to the available liquidated assets at that time. As such, there is no assurance that the future claims will be paid in part or in full.

Consumer Lending.  We offer on a limited basis consumer loans to individuals secured by deposit accounts. At June 30, 2018, our consumer loan portfolio totaled $2,000 consisting primarily of consumer overdraft accounts.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our Statement of Financial Condition as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended June 30, 2018, we sold $144.7 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2018, we had six participation loans for $5.1 million in which we were not the lead lender, all of which were performing in accordance with the loans original terms at June 30, 2018. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

We currently have arrangements with full-service mortgage lenders to purchase primarily jumbo adjustable-rate one- to four-family residential real estate loans. As of June 30, 2018, we have purchased $75.4 million of such loans pursuant to these relationships. We also have an arrangement with a mortgage origination company affiliated with a national home builder to purchase residential one- to four-family real estate loans, all of which are jumbo adjustable-rate loans. As of June 30, 2018, we have purchased $4.9 million of loans pursuant to this relationship. The homes are located in Pennsylvania, New Jersey and Delaware. These loans are originated pursuant to our underwriting guidelines and subject to our underwriting process prior to when we purchase the loan.  We intend to maintain these current relationships and in the future we will look for additional opportunities to expand our purchase of one- to four-family real estate loans.

In November 2017, we purchased a $7.8 million portfolio of private education loans made to American citizens attending AMA approved medical schools in Caribbean nations. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2018, the balance of the private education loans was $7.0 million.

The following table shows our loan originations, sales and repayment activities for the years indicated, including loans held for sale.

	For the Year Ended June 30,
	2018	2017	2016	2015
	(In thousands)
Total loans at beginning of year (1)	$124,829	$118,471	$100,040	$98,189
Loan originations:
Residential:
One- to four-family (1)	170,479	202,503	182,962	171,114
Home equity & HELOCs	103	430	2,989	298
Commercial real estate	673	1,796	1,198	2,399
Commercial business	2,767	3,386	—	—
Construction	5,384	—	2,970	460
Consumer loans	31	5	4	4
Total loans originated	179,437	208,120	190,123	174,275
Loans Purchased	88,180	—	—	—
Sales and loan principal repayments:
Principal repayments	22,208	22,494	13,914	12,973
Loan sales	144,677	179,268	157,778	159,451
Net loan activity	100,732	6,358	18,431	1,851
Total loans at end of year (1)	$225,561	$124,829	$118,471	$100,040

(1)	Includes loans held for sale.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Huntingdon Valley Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $3.8 million as of June 30, 2018.  At June 30, 2018, our largest credit relationship was a $3.0 million loan secured by first perfected security interest in all of the borrower’s business assets.  At June 30, 2018, this loan was performing in accordance with its current terms.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2018
Residential:
One- to four-family	5	$412	5	$800	10	$1,212
Home equity & HELOCs	—	—	1	105	1	105
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Medical education	2	62	1	24	3	86
Consumer	—	—	—	—	—	—
Total	7	$474	7	$929	14	$1,403

At June 30, 2017
Residential:
One- to four-family	4	$381	10	$950	14	$1,331
Home equity & HELOCs	—	—	2	110	2	110
Commercial real estate	—	—	1	100	1	100
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$381	13	$1,160	17	$1,541

At June 30, 2016
Residential:
One- to four-family	3	$317	5	$659	8	$976
Home equity & HELOCs	1	79	2	227	3	306
Commercial real estate	—	—	1	100	1	100
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$396	8	$986	12	$1,382

Non-Performing Loans.  Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At June 30, 2018, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent. Interest income that would have been recorded for the year ended June 30, 2018 had non-accruing loans been current according to their original terms amounted to $97,000.  We recognized $53,000 of interest income for these loans for the year ended June 30, 2018.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had no other real estate owned at June 30, 2018 and 2017.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had one loan accruing past due 90 days at June 30, 2018 and no accruing loans past due 90 days or more at June 30, 2017, 2016 or 2015. Additionally, we had no non-accruing troubled debt restructurings at June 30, 2018, 2017, 2016 or 2015.

	At June 30,
	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,429	$1,198	$818	$1,277
Home equity & HELOCs	105	110	227	147
Commercial real estate	—	100	100	226
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total non-accrual loans	1,534	1,408	1,145	1,650

Loans accruing past 90 days:
Consumer and other:
Medical education	24	—	—	—

Total non-performing loans	1,558	1,408	1,145	1,650

Real estate owned	—	—	115	574
Other non-performing assets	—	—	—	—
Total non-performing assets	$1,558	$1,408	$1,260	$2,224

Ratios:
Total non-performing loans to total loans	0.73%	1.26%	1.23%	1.97%
Total non-performing loans to total assets	0.52%	0.65%	0.63%	0.99%
Total non-performing assets to total assets	0.52%	0.65%	0.69%	1.33%

Non-performing loans increased to $1.6 million, or 0.73% of total loans, at June 30, 2018 from $1.4 million, or 1.26% of total loans, at June 30, 2017. Total non-performing loans to totals loans decreased from 1.26% at June 30, 2017 to 0.73% at June 30, 2018 as a result of an increase in the loan balance from $111.8 million at June 30, 2017 to $212.7 million at June 30, 2018. This increase was due primarily to a $231,000 increase in non-performing one- to four-family residential real estate loans offset by a decrease in non-performing commercial real estate loans of $100,000. Non-performing one- to four-family residential real estate loans totaled $1.4 million at June 30, 2018.

Non-performing home equity loans and home equity lines of credit totaled $105,000 at June 30, 2018. There were no non-performing commercial real estate loans at June 30, 2018.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At June 30, 2018, we had $216,000 of loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2018, 2017 or 2016.  The classified assets total at June 30, 2018 includes $1.5 million of non-performing loans.

	At June 30,
	2018	2017	2016
	(In thousands)
Classified assets:
Substandard	$2,775	$2,204	$1,891
Doubtful	—	—	—
Loss	—	—	—
Total classified assets	$2,775	$2,204	$1,891
Special Mention	$216	$552	$598

The increase in classified assets was due to a $571,000 increase in substandard assets primarily due to a $507,000 increase in substandard one- to four-family residential real estate loans, $113,000 increase in substandard commercial business loans and $42,000 increase in substandard commercial real estate loans partially offset by decreases of $91,000 in substandard home equity and HELOCs. Substandard assets at June 30, 2018 consisted of $1.5 million in non-accrual loans and $1.3 million in loans that were performing.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended June 30,
	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$593	$487	$514	$705

Charge-offs:
Residential:
One- to four-family	(11)	—	—	(233)
Home equity & HELOCs	—	(125)	—	—
Commercial real estate	(23)	—	(34)	(31)
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	(4)	(3)	(7)
Total charge-offs	(34)	(129)	(37)	(271)

Recoveries:
Residential:
One- to four-family	45	8	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate		25	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	1	1	1	1
Total recoveries	46	34	1	1

Net recoveries (charge-offs)	12	(95)	(36)	(270)
Provision for loan losses	266	201	9	79
Balance at end of year	$871	$593	$487	$514

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.01%)	0.10%	0.04%	0.32%
Allowance for loan losses to non-performing loans at end of year	56.78%	42.15%	42.53%	31.15%
Allowance for loan losses to total loans at end of year	0.41%	0.53%	0.52%	0.61%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$651	74.74%	85.97%	$399	67.28%	79.06%
Home equity & HELOCs	39	4.48	2.32	38	6.41	4.88
Commercial real estate	65	7.46	5.10	89	15.01	10.88
Commercial business	65	7.46	1.93	58	9.78	3.39
Construction	15	1.72	1.37	9	1.52	1.79
Consumer and other:
Consumer	1	0.12	—	—	—	—
Medical education	35	4.02	3.32	—	—	—
Total allocated allowance	871			593
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$871	100.00%	100.00%	$593	100.00%	100.00%

	At June 30,			At June 30,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Residential:
One- to four-family	$314	64.48%	76.75%	$219	42.61%	75.70%
Home equity & HELOCs	18	3.70	6.87	19	3.70	7.95
Commercial real estate	131	26.90	12.39	230	44.75	15.11
Commercial business	23	4.72	0.59	45	8.75	0.76
Construction	1	0.20	3.39	—	—	0.44
Consumer	—	—	0.01	—	—	0.04
Total allocated allowance	487			513
Unallocated allowance	—	—	—	1	0.19	—
Total allowance for loan losses	$487	100.00%	100.00%	$514	100.00%	100.00%

At June 30, 2018, our allowance for loan losses represented 0.41% of total loans and 56.78% of non-performing loans.  There were $12,000 in net loan recoveries during the year ended June 30, 2018.

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

At June 30, 2018, the held-to-maturity portfolio, which is carried at amortized cost, totaled $13.9 million, or 4.7% of total assets and the available-for-sale portfolio, which is carried at fair value, totaled $30.8 million, or 10.4% of total assets.

United States Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2018, United States government securities consisted of fixed-rate Small Business Administration (“SBA”) Participation Certificates.

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

	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Government securities	$1,007	$967	$4,330	$4,340	$1,493	$1,521
Corporate notes	5,805	5,708	11,231	11,226	8,423	8,327
Collateralized mortgage obligations	14,297	13,794	12,668	12,567	9,879	9,831
Mortgage-backed securities	3,964	3,778	4,520	4,435	6,980	7,009
Municipal securities	1,701	1,680	3,517	3,507	3,524	3,566
Bank certificates of deposit	4,992	4,920	6,742	6,745	2,994	3,027
Total securities available-for-sale	$31,766	$30,847	$43,008	$42,820	$33,293	$33,281

Securities held-to-maturity:
Corporate notes	$2,519	$2,516	$2,000	$2,012	$—	$—
Municipal securities	11,386	11,231	9,809	9,884	5,825	5,941
Total securities held-to-maturity	$13,905	$13,747	$11,809	$11,896	$5,825	$5,941

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2018 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government securities	$—	—%	$—	—%	$—	—%	$1,007	2.15%	$1,007	$967	2.15%
Corporate notes	953	1.90	3,352	2.34	1,500	3.55	—	—	5,805	5,708	2.58
Collateralized mortgage obligations	—	—	—	—	—	—	14,297	2.55	14,297	13,794	2.55
Mortgage-backed securities	—	—	2	2.68	2	7.93	3,960	2.53	3,964	3,778	2.53
Municipal securities	546	1.62	1,155	2.08	—	—	—	—	1,701	1,680	1.94
Bank certificates of deposit	1,495	1.48	3,497	1.93	—	—	—	—	4,992	4,920	1.80
Total securities available-for-sale	$2,994	1.64%	$8,006	2.13%	$1,502	3.55%	$19,264	2.52%	$31,766	$30,847	2.39%

Securities held-to-maturity:
Corporate notes	$—	—%	$519	3.02%	$2,000	6.06%	$—	—%	$2,519	$2,516	5.43%
Municipal securities	605	1.27	2,525	1.57	5,238	2.41	3,018	3.04	11,386	11,231	2.33
Total securities held-to-maturity	$605	1.27%	$3,044	1.82%	$7,238	3.42%	$3,018	3.04%	$13,905	$13,747	2.89%

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

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, money market accounts, certificates of deposit and checking accounts. During 2018, we revamped our deposit products and phased out offering NOW accounts to our customers. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  At June 30, 2018, we had $2.0 million in brokered deposits. At June 30, 2018, our core deposits, which are deposits other than certificates of deposit, were $192.0 million, representing 81.5% of total deposits.

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

The following table sets forth the distribution of total interest-bearing deposits by account type for the years indicated.

	For the Years Ended June 30,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits-interest-bearing accounts	$74,128	41.91%	0.48%	$—	—	—	$—	—	0.00%
NOW accounts- interest-bearing accounts (1)	—	—	—	39,375	25.67%	0.48%	30,178	22.55%	0.13%
Money market deposit accounts	32,176	18.19%	0.46%	26,572	17.32%	0.33%	27,030	20.19%	0.25%
Passbook and statement savings accounts	33,265	18.81%	0.27%	34,702	22.62%	0.30%	34,441	25.73%	0.30%
Checking accounts	5,723	3.24%	0.40%	18,859	12.30%	0.11%	3,511	2.62%	0.34%
Certificates of deposit	31,563	17.85%	1.31%	33,893	22.09%	1.00%	38,696	28.91%	1.10%
Total interest-bearing deposits	$176,855	100.00%	0.58%	$153,401	100.00%	0.48%	$133,856	100.00%	0.48%

(1)	During 2018, we updated our deposit products and phased out offering NOW accounts to our customers.

As of June 30, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $23.6 million.  The following table sets forth the maturity of those certificates as of June 30, 2018.

At June 30, 2018
(In thousands)
Three months or less	$1,456
Over three months through six months	1,043
Over six months through one year	12,090
Over one year to three years	7,113
Over three years	1,931
Total	$23,633

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2018, we had $22.0 million in advances from the Federal Home Loan Bank of Pittsburgh.  At June 30, 2018, based on available collateral and our ownership of Federal Home Loan Bank of Pittsburgh stock, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $96.8 million. Additionally, at June 30, 2018, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of fair value of collateral held by the Federal Reserve Bank, which was $2.0 million at June 30, 2018. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank during the year ended June 30, 2018.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$22,000	$9,000	$20,000
Average balance during year	$17,795	$14,321	$8,863
Maximum outstanding at any month end	$47,000	$20,000	$20,000
Weighted average interest rate at end of year	1.90%	1.20%	0.86%
Weighted average interest rate during year	1.78%	1.03%	1.06%

We have also entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at and for the periods shown:

	At or For the Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$5,739	$2,883	$3,929
Average balance during year	$2,179	$1,935	$1,998
Maximum outstanding at any month end	$5,739	$4,277	$3,929
Weighted average interest rate at end of year	0.19%	0.19%	0.08%
Weighted average interest rate during year	0.18%	0.16%	0.15%

Subsidiary Activities

Huntingdon Valley Bank is the only wholly-owned subsidiary of HV Bancorp.  Huntingdon Valley Bank has no subsidiaries.

Employees

As of June 30, 2018 we had 71 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s highlights include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Examination and Enforcement.  The Pennsylvania Department of Banking regularly examines state chartered banks in such areas as reserves, loans, investments, management practices and other aspects of operations.  Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examinations, the current practice is for the Pennsylvania Department of Banking to conduct individual examinations.  The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

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

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings.  In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain.  Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock.  We may invest surplus funds in the same manner as deposits, subject to certain exceptions.  In addition, dividends may not be declared or paid if a savings bank is in default in payment of any assessment due the FDIC.

Minimum Capital Requirements. Regulations of the Pennsylvania Department of Banking impose on Pennsylvania chartered depository institutions, including Huntingdon Valley Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Federal Bank Regulation

Capital Requirements.  Federal regulations require state savings banks to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets ratio; and a Tier 1 capital to total assets leverage ratio.  The capital standards were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision (“Basel III”) and certain requirements of the Dodd-Frank Act.

The risk-based capital standards for state savings banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets ratios of at least 4.5%, 6% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  For 2018, the capital conservation buffer is 1.875% of risk-weighted assets.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile.  Until the community bank leverage ratio is established by the regulators in accordance with EGRRCPA, the Basel III risk-based and leverage ratios remain in effect.  The effective date and the specific community bank leverage ratio is unknown.

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

As noted above, the EGRRCPA will eliminate these requirements for savings banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once regulators finalize the exact ratio.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by 2019.  For the quarter ended June 30, 2018, the annualized FICO assessment was equal to 0.32 of a basis point of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $122.3 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Huntingdon Valley Bank is in compliance with these requirements.

Federal Home Loan Bank System

Huntingdon Valley Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Huntingdon Valley Bank was in compliance with this requirement at June 30, 2018. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Huntingdon Valley Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of June 30, 2018, no impairment has been recognized.

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

HV Bancorp is not subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies.  The EGRRCPA required the Federal Reserve Board to generally extend its "Small Bank Holding Company" exemption from consolidated holding company capital requirements to bank and savings and loan holding companies of up to $3 billion in assets. Regulations implementing the new legislation were effective in August 2018. Consequently, bank holding companies with less than $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.

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

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.  However, we will not be subject to additional executive compensation disclosure, regardless of the exemptions, so long as we remain a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates).

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

Taxable Distributions and Recapture. At June 30, 2018, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Minimum Tax.  On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. The Tax Act repealed alternative minimum tax effective for tax years beginning after December 31, 2017. Any alternative minimum tax credit carryovers to tax years after December 31, 2017 generally may be utilized to the extent of the Company’s regular tax liability offset by any minimum tax credit the Company may have for that year. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that the alternative minimum tax credit carryovers exceed regular tax liability offset by certain other tax credits, 50% of the excess alternative minimum tax credit carryovers are refundable. Any remaining alternative minimum tax credits will be fully refundable in 2021. At June 30, 2018, Huntingdon Valley Bank had approximately $171,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers.  The Tax Act repealed carrying back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Act provides for the indefinite carryforward of federal net operating losses arising in tax years ending after 2017.  Also as a result of The Tax Act, net operating losses arising in tax years after 2017 may only reduce 80 percent of a taxpayer’s taxable income in carryforward years.  At June 30, 2018, Huntingdon Valley Bank had no federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At June 30, 2018, Huntingdon Valley Bank had no capital loss carryover

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at June 30, 2018.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of June 30, 2018, the net book value of our office properties (including leasehold improvements) was $1.3 million.  The following table sets forth information regarding our offices (in thousands):

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

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of June 30, 2018 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of September 15, 2018 was 849.  Certain shares of HV Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

	Price Per Share 2018		Price Per Share 2017
	High	Low	High	Low
Fourth quarter	$14.97	$14.21	$14.48	$13.87
Third quarter	18.50	13.75	14.58	13.08
Second quarter	15.32	14.76	—	—
First quarter	14.97	14.08	—	—

During the year ended June 30, 2018, the Company paid a special cash dividend of $0.50 per share and did not pay any dividends for the third and fourth quarters of 2017.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid again or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to HV Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Huntingdon Valley Bank.

Under the rules of the FDIC and the Federal Reserve Board, Huntingdon Valley Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized.  For information concerning additional federal and state laws and regulations regarding the ability of Huntingdon Valley Bank to make capital distributions, including the payment of dividends to HV Bancorp, see “Item 1—Business—Taxation—Federal Taxation” Item 1—Business—Pennsylvania Bank Regulation-Dividend Restriction” and “Item 1—Business—Supervision and Regulation.”

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

The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference. HV Bancorp, Inc. did not repurchase any of its shares during the quarter ended June 30, 2018.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of HV Bancorp and subsidiary at or for the years ended June 30, 2018 and 2017.  Selected historical financial and other data at or for the years ended June 30, 2016 and 2015 are for Huntingdon Valley Bank.  The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended June 30, 2018 and 2017 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of HV Bancorp. and subsidiary beginning at page 51 of this annual report.  The information at and for the years ended June 30, 2016 and 2015 is derived in part from audited financial statements that are not included in this annual report.

	At June 30,
	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$297,762	$216,765	$182,023	$167,298
Cash and cash equivalents	14,745	28,577	15,427	15,596
Investment securities available-for-sale, at fair value	30,847	42,820	33,281	38,088
Investment securities held-to-maturity	13,905	11,809	5,825	4,744
Loans held for sale at fair value	13,558	12,784	24,676	16,261
Loans receivable, net	212,696	111,811	93,450	83,319
Deposits	235,403	170,481	141,771	142,877
Federal Home Loan Bank advances	22,000	9,000	20,000	7,000
Securities sold under agreements to repurchase	5,739	2,883	3,929	3,502
Total liabilities	267,041	185,324	169,052	155,842
Total equity	30,721	31,441	12,971	11,456

	For the Years Ended June 30,
	2018	2017	2016	2015
	(In thousands)
Selected Data:
Interest income	$7,984	$5,734	$5,302	$5,057
Interest expense	1,351	891	746	785
Net interest income	6,633	4,843	4,556	4,272
Provision for loan losses	266	201	9	79
Net interest income after provision for loan losses	6,367	4,642	4,547	4,193
Gain on sale of loans, net	3,467	5,515	4,116	3,840
Other non-interest income (loss)	609	(573)	1,242	1,069
Non-interest income	4,076	4,942	5,358	4,909
Non-interest expense	9,429	8,820	8,354	8,339
Income before income taxes	1,014	764	1,551	763
Income tax expense	244	195	525	135
Net income	$770	$569	$1,026	$628

	At or For the Years Ended June 30,
	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.31%	0.28%	0.62%	0.38%
Return on average equity	2.48%	2.72%	8.69%	5.55%
Interest rate spread (1)	2.71%	2.46%	2.85%	2.65%
Net interest margin (2)	2.82%	2.52%	2.90%	2.68%
Efficiency ratio (3)	88.05%	90.14%	84.26%	90.83%
Average interest-earning assets to average interest-bearing liabilities	119.27%	113.16%	108.72%	107.23%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.52%	0.65%	0.69%	1.33%
Non-performing loans as a percent of total loans	0.73%	1.26%	1.23%	1.97%
Allowance for loan losses as a percent of non-performing loans	56.78%	42.15%	42.53%	31.15%
Allowance for loan losses as a percent of total loans	0.41%	0.53%	0.52%	0.61%
Net (recoveries) charge-offs to average outstanding loans during the year	(0.01%)	0.10%	0.04%	0.32%

Capital Ratios: (4)
Common equity tier 1 capital (to risk weighted assets)	15.03%	21.21%	12.04%	12.46%
Tier 1 leverage (core) capital (to adjusted tangible assets)	8.77%	11.23%	7.63%	6.82%
Tier 1 risk-based capital (to risk weighted assets)	15.03%	21.21%	12.04%	12.46%
Total risk-based capital (to risk weighted assets)	15.57%	21.75%	12.49%	13.02%
Average equity to average total assets	12.67%	10.39%	7.10%	6.76%

Other Data:
Number of full service offices	4	4	4	4
Number of employees	71	74	65	57

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for Huntingdon Valley Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at June 30, 2018 and 2017 and our results of operations for the years ended June 30, 2018 and 2017.  This section should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements that appear beginning on page 51 of this annual report.

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Warminster, Pennsylvania and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer loans and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees for customer services, gain (loss) from derivative instruments and sales of securities. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees and other expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are to:

•

Continue to Originate and Sell Certain Residential Real Estate Loans.  Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank.  During the year ended June 30, 2018, we originated $142.0 million in one- to four-family residential real estate loans held for sale, selling $144.7 million in one- to four-family residential real estate loans held for sale for gains on sale of $3.5 million. Similarly, during the year ended June 30, 2017, we originated $168.0 million in one- to four-family residential real estate loans held for sale, selling $179.3 million in one- to four-family residential real estate loans held for sale for gains on sale of $5.5 million. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. We also intend to continue expanding our portfolio of jumbo adjustable-rate one- to four-family residential real estate loans in order to increase interest income and help manage our interest rate risk. At June 30, 2018, we had $83.1 million in jumbo adjustable-rate one- to four-family residential real estate loans, which represented 45.6% of our one- to four-family residential real estate loan portfolio compared to $39.9 million or 45.0% of our one- to four-family residential real estate loan portfolio at June 30, 2017. We originate these loans internally through our relationships with real estate brokers and purchase loans through our relationships with certain mortgage originators. All purchased loans must comply with our underwriting standards.

37

•

Maintain High Asset Quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy.  At June 30, 2018, our non-performing assets to total assets ratio was 0.73%.  Because substantially all of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Maintain Level of Core Deposits.  We plan to continue to aggressively market our transaction and savings accounts, emphasizing our high-quality, personalized service and competitive pricing of these products as we continue investment in branding and customer-facing technologies. We also offer the convenience of technology-based products, such as remote deposit capture, internet banking, mobile banking and mobile capture. Our ratio of core (non-time) deposits to total deposits was 83.6% at June 30, 2017 and 81.5% at June 30, 2018.

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

Deferred Tax Assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision. At June 30, 2018 and 2017, no valuation allowance related to deferred tax assets were recorded.

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

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Total Assets

Total assets increased $81.0 million, or 37.4%, to $297.8 million at June 30, 2018 from $216.8 million at June 30, 2017. The increase was primarily the result of an increase of $100.9 million in loans receivable, which was primarily the result of a $93.7 million increase in residential one-to four-family loans due to the Company’s continued efforts to increase originations of jumbo adjustable -rate one-to four -family residential loans. During the year ended June 30, 2018, there was also a purchase of a portfolio of private medical education loans with a balance of $7.0 million at June 30, 2018. In addition, bank owned life insurance increased $2.0 million to $6.0 million at June 30, 2018 from $4.0 million at June 30, 2017. The increase was primarily a result of the purchase of two policies totaling $1.9 million.  Partially offsetting these increases were decreases in investment securities totaling $9.9 million and cash and cash equivalents which decreased by $13.8 million during the year ended June 30, 2018.

Cash and cash equivalents

Cash and cash equivalents decreased $13.8 million, or 48.6%, to $14.7 million at June 30, 2018 from $28.6 million at June 30, 2017, primarily as a result of funding loans as our continued strategic emphasis is growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. We originated approximately $65.4 million in adjustable-rate jumbo one- to four-family residential real estate loans for the year ended June 30, 2018.

Investment Securities

Investment securities decreased by $9.9 million, or 17.9%, to $44.8 million at June 30, 2018 from $54.6 million at June 30, 2017. The decrease was primarily due to sales and principal repayments of $15.7 million and an increase in unrealized losses on securities available-for-sale of $486,000, partially offset by purchases of $6.7 million. At June 30, 2018, our held-to-maturity portion of the securities portfolio, at amortized cost, was $13.9 million, and our available-for-sale portion of the securities portfolio, at fair value, was $30.9 million compared to the held-to-maturity portion of the securities portfolio of $11.8 million and $42.8 million available-for-sale portion of the securities portfolio at June 30, 2017.

Net Loans

Net loans increased $100.9 million to $212.7 million at June 30, 2018 from $111.8 million at June 30, 2017. One- to four-family residential real estate loans increased $93.6 million to $182.2 million at June 30, 2018 from $88.6 million at June 30, 2017 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. In addition, during the year ended June 30, 2018, there was a purchase of a portfolio of private medical education loans with a balance of $7.0 million at June 30, 2018. Commercial real estate loans decreased by $1.4 million from $12.2 million at June 30, 2017 to $10.8 million at June 30, 2018 primarily as a result of a payoff of two loans. Commercial business loans increased by $287,000 from $3.8 million at June 30, 2017 to $4.1 million at June 30, 2018.

Construction loans increased $903,000 to $2.9 million at June 30, 2018 from $2.0 million at June 30, 2017 primarily as a result of the origination of new residential construction loans offset by construction loans that were converted to permanent mortgage loans during the year ended June 30, 2018. Home equity and HELOC loans decreased by $545,000 from $5.5 million at June 30, 2017 to $4.9 million at June 30, 2018 primarily as a result of a payoff of one loan.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2018, the balance of the private education loans was $7.0 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. The purchased private student loans had recourse which included a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days. However, in June 2018, the Company was informed that the insurance company was declared insolvent and adopted a plan of liquidation. The default claims will continue to be filed with the insurance company’s liquidator if accounts reach the 180th day of delinquency. At June 30, 2018, there were no delinquent loans which required filing a claim. Any future claims that may be submitted would be subject to the available liquidated assets at that time. As such, there is no assurance that the future claims will be paid in part or in full.

Loans Held For Sale

Loans held for sale increased $0.8 million, or 6.3%, to $13.6 million at June 30, 2018 from $12.8 million at June 30, 2017 as the pipeline of one- to four-family residential real estate loans increased during the year ended June 30, 2018.

Deposits

Deposits increased $64.9 million, or 38.1%, to $235.4 million at June 30, 2018 from $170.5 million at June 30, 2017. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $49.4 million, or 34.6%, to $192.0 million at June 30, 2018 from $142.6 million at June 30, 2017. This increase during the year ended June 30, 2018 was primarily a result of $40.7 million of core deposits which were obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance and organic core deposit growth totaling $8.7 million. In addition, certificates of deposit increased $15.6 million, or 55.9%, to $43.5 million at June 30, 2018 from $27.9 million at June 30, 2017 as a result of increasing our product rates in line with increases in short term market interest rates. Included in the balance of certificates of deposit at June 30, 2018, is approximately $2.0 million of certificates of deposit issued through a broker.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank increased by $13.0 million from $9.0 million at June 30, 2017 to $22.0 million at June 30, 2018 primarily to fund our loan growth.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase increased $2.8 million to $5.7 million at June 30, 2018 from $2.9 million at June 30, 2017 as a result of an increase in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity decreased $720,000 to $30.7 million at June 30, 2018 compared to $31.4 million at June 30, 2017 primarily as a result of a special cash dividend paid of $1.1 million, other comprehensive losses of $486,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio as a result of the increase in market interest rates, and ESOP shares committed to be released of $87,000 during the year ended June 30, 2018. These decreases in consolidated shareholders’ equity were partially offset by net income of $770,000 for the year ended June 30, 2018.

42

.

Comparison of Operating Results for the Years Ended June 30, 2018 and June 30, 2017

General

Net income increased $201,000, or 35.3%, to $770,000 for the year ended June 30, 2018 from $569,000 for the year ended June 30, 2017. The increase in net income for the year ended June 30, 2018 was primarily due to an increase in net interest income of $1.8 million primarily the result of an increase in interest income on interest and fees on loans and investment securities which was partially offset by a decrease in non-interest income of $866,000 and increases in non-interest expense of $609,000, income tax expense of $49,000 and provision for loan losses of $65,000 as compared to 2017.

Our non-interest income includes our mortgage banking activities which are (i) gains on loans held for sale, (ii) gains or losses from derivative instruments and (iii) changes in fair value of loans held for sale.  Gains on loans held for sale decreased by $2.0 million to $3.5 million for the year ended June 30, 2018, from $5.5 million for the year ended June 30, 2017. Losses from derivative instruments associated with the loans held for sale decreased by $79,000, to a loss of $258,000 for the year ended June 30, 2018, from a loss of $337,000 for the year ended June 30, 2017. Changes in the fair value of loans held for sale decreased by $608,000, to a gain of $30,000 for the year ended June 30, 2018 from a loss of $578,000 for the year ended June 30, 2017. Offsetting the net decrease in our mortgage banking activities was an increase in fees for customer services to $634,000 for the year ended June 30, 2018 from $204,000 for the year ended June 30, 2017. The net impact of our mortgage banking activities offset by the increase in fees from customer services contributed to the decrease in non-interest income of $866,000 as total non-interest income decreased to $4.1 million for the year ended June 30, 2018 from $4.9 million for the year ended June 30, 2017.

The increase in non-interest expense of $609,000 for the year ended June 30, 2018 as compared to the year ended June 30, 2017 primarily reflected increases in salaries and benefits of $232,000, $349,000 in other expense, $75,000 in occupancy expense and $21,000 in data processing related operations costs. These increases were partially offset by a decrease in professional fees of $66,000. The provision for loan losses increased $65,000 to $266,000 for the year ended June 30, 2018, from $201,000 for the year ended June 30, 2017 as a result of an increase in the general reserves due to increased loan volume.

Interest Income

Total interest income increased $2.3 million or 40.4% to $8.0 million for the year ended June 30, 2018 as compared to $5.7 million for the year ended June 30, 2017. The increase primarily was the result of an increase in interest income on interest and fees on loans and investment securities.

Interest and fees on loans increased $2.0 million to $6.5 million for the year ended June 30, 2018 from $4.5 million for 2017. This increase was primarily due to an increase in average loans outstanding of $58.4 million, which increased to $168.7 million for the year ended June 30, 2018 from $110.3 million for the year ended June 30, 2017 as a result of an increase in the average balance of one- to four- family residential loans.  The benefit from the higher loan volume was partially offset by a reduction in average yield on loans of 24 basis points, which decreased to 3.86% for the year ended June 30, 2018 from 4.10% for 2017.

Interest income on interest-earning deposits increased by $20,000 to $383,000 for the year ended June 30, 2018, from $363,000 for the year ended June 30, 2017 due to an increase in the average yield on interest-earning deposits of 111 basis points to 2.07% for the year ended June 30, 2018 from 0.96% for the year ended June 30, 2017 as short-term market interest rates have increased since the end of the last year. Offsetting the increase in the average yield on interest-earning deposits, was a decrease in the average balance of interest-earning deposits of $19.2 million to $18.5 million for the year ended June 30, 2018 from $37.7 million for the year ended June 30, 2017, primarily as the result of the deployment of liquidity into loans and investment securities.

Interest on investment securities increased by $231,000, or 28.8%, to $1.0 million for the year ended June 30, 2018, from $802,000 for the year ended June 30, 2017. The increase was primarily the result of an increase in interest income on mortgage backed securities and collateral mortgage obligation (CMO) securities of $116,000 or 42.4%, which increased to $390,000 for the year ended June 30, 2018, from $274,000 for the year ended June 30, 2017 and interest income on U.S. Government Agency securities, corporate bonds and municipal securities, which increased $115,000, or 21.8%, to $643,000 for the year ended June 30, 2018 from $528,000 for the year ended June 30, 2017.  The average yield on total securities increased 36 basis points to 2.22% for the year ended June

30, 2018 from 1.86% for 2017, as increased market rates resulted in higher yielding investments. The average balance of investment securities increased by $3.4 million to $46.6 million for the year ended June 30, 2018, from $43.2 million for the year ended June 30, 2017.

Interest Expense

Total interest expense increased $460,000, or 51.7%, to $1.4 million for the year ended June 30, 2018 from $891,000 for the year ended June 30, 2017, due to a $289,000 increase in interest expense on deposits and a $170,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $289,000, or 39.0%, to $1.0 million for the year ended June 30, 2018 from $741,000 for the year ended June 30, 2017 primarily as a result of an increase in average interest bearing deposits of $23.5 million to $176.9 million during the year ended June 30, 2018 as compared to $153.4 million for  2017, primarily due to a $25.8 million increase in the average balance of our core deposit accounts, which was partially offset by a $2.3 million decrease in the average balance of our certificates of deposit. The increase in the average balance of core deposits was primarily the result of core deposits obtained through a deposit placement network on a reciprocal basis with such amounts under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance and organic core deposit growth. The average cost of deposits was 58 basis points for the year ended June 30, 2018 compared to 48 basis points for the year ended June 30, 2017. The average rates paid on money market deposits increased by 13 basis points from 0.33% for the year ended June 30, 2017 to 0.46% for the year ended June 30, 2018. During 2018, the Company updated our product offering and phased out offering NOW accounts to our customers and currently is offering demand deposits. This product can pay up to 1.00% of interest per annum. The average cost of certificates of deposit increased by 31 basis points to 1.31% during the year ended June 30, 2018 as compared to 1.00% for the year ended June 30, 2017, as a result of increasing our product rates in line with increases in short term market interest rates as compared to the year ended June 30, 2017.

Interest expense on advances from the Federal Home Loan Bank increased $170,000 to $317,000 for the year ended June 30, 2018 from $147,000 for the year ended June 30, 2017 as a result of an increase in the average balance of Federal Home Loan Bank advances as well as the average rate on Federal Home Loan Bank advances. The average rate on Federal Home Loan Bank advances increased from 1.03% for the year ended June 30, 2017 to 1.78% for the year ended June 30, 2018, primarily due to increases in advance rates. In addition, the average balance of Federal Home Loan Bank advances increased $3.5 million to $17.8 million for the year ended June 30, 2018 from $14.3 million for 2017 primarily due to an increase in loan funding requirements.

Net Interest Income

Net interest income increased $1.8 million, or 37.5%, to $6.6 million for the year ended June 30, 2018 as compared to $4.8 million for the year ended June 30, 2017 as a result of an increase in net interest-earning assets which increased to $37.9 million for the year ended June 30, 2018 from $22.3 million for the year ended June 30, 2017. Our interest rate spread increased 25 basis points to 2.71% for the year ended June 30, 2018 from 2.46% for the year ended June 30, 2017. Our net interest margin increased by 30 basis points to 2.82% for the year ended June 30, 2018 from 2.52% for the year ended June 30, 2017 as the increase in average interest earning assets occurred primarily in the higher yielding interest earning assets such as loans and investment securities.

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

	For the Years Ended June 30,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$168,697	6,509	3.86%	$110,297	$4,523	4.10%	$100,165	$4,446	4.44%
Cash and cash equivalents	18,491	383	2.07%	37,663	363	0.96%	16,068	113	0.70%
Investment securities	46,600	1,033	2.22%	43,153	802	1.86%	40,423	715	1.77%
Restricted investment in bank stock	1,012	59	5.83%	872	46	5.28%	676	28	4.14%
Total interest-earning assets	234,800	7,984	3.40%	191,985	5,734	2.99%	157,332	5,302	3.37%
Non-interest-earning assets	9,868			9,401			8,930
Total assets	$244,668			$201,386			$166,262

Interest-bearing liabilities:
Demand deposits	$74,128	356	0.48%	$—	$—	0.00%	$—	$—	0.00%
NOW accounts (5)	—	—	0.00%	39,375	190	0.48%	30,178	38	0.13%
Money market deposit accounts	32,176	148	0.46%	26,572	89	0.33%	27,030	68	0.25%
Passbook and statement savings accounts	33,265	89	0.27%	34,702	103	0.30%	34,441	105	0.30%
Checking accounts	5,753	23	0.40%	18,859	20	0.11%	3,511	12	0.34%
Certificates of deposit	31,563	414	1.31%	33,893	339	1.00%	38,696	426	1.10%
Total deposits	176,885	1,030	0.58%	153,401	741	0.48%	133,856	649	0.48%
Federal Home Loan Bank advances	17,795	317	1.78%	14,321	147	1.03%	8,863	94	1.06%
Securities sold under agreements to repurchase	2,179	4	0.18%	1,935	3	0.16%	1,998	3	0.15%
Total interest-bearing liabilities	196,859	1,351	0.69%	169,657	891	0.53%	144,717	746	0.52%
Non-interest-bearing liabilities:
Checking	14,298			8,923			8,336
Other	2,509			1,889			1,399
Total liabilities	213,666			180,469			154,452
Shareholders' Equity	31,002			20,917			11,810
Total liabilities and Shareholders' equity	$244,668			$201,386			$166,262

Net interest income		$6,633			$4,843			$4,556
Interest rate spread (2)			2.71%			2.46%			2.85%
Net interest-earning assets (3)	$37,941			$22,328			$12,615
Net interest margin (4)			2.82%			2.52%			2.90%
Average interest-earning assets to average interest-bearing liabilities	119.27%			113.16%			108.72%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	During 2018, the Company updated our product offering and phased out offering NOW accounts to our customers.

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

	For the Years Ended June 30, 2018 vs 2017			For the Years Ended June 30, 2017 vs 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,270	$(284)	$1,986	$431	$(354)	$77
Cash and cash equivalents	(119)	139	20	196	54	250
Investment securities	68	163	231	50	37	87
Restricted investment in bank stock	8	5	13	9	9	18
Total interest-earning assets	2,227	23	2,250	686	(254)	432
Interest-bearing liabilities:
Demand deposits(1)	—	356	356	—	—	—
NOW accounts	(284)	94	(190)	15	137	152
Money market deposit accounts	20	39	59	(1)	22	21
Passbook and statement savings accounts	(4)	(10)	(14)	1	(3)	(2)
Checking accounts	(6)	9	3	22	(14)	8
Certificates of deposit	(22)	97	75	(56)	(31)	(87)
Total deposits	(296)	585	289	(19)	111	92
Federal Home Loan Bank advances	43	127	170	56	(3)	53
Securities sold under agreements to repurchase	—	1	1	—	—	—
Total interest-bearing liabilities	(253)	713	460	37	108	145
Change in net interest income	$2,480	$(690)	$1,790	$649	$(362)	$287

_________________

(1)	During 2018, the Company updated our product offering and phased out offering NOW accounts to our customers.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $65,000 to $266,000 for the year ended June 30, 2018, from $201,000 for the year ended June 30, 2017 primarily as the result of an increase in average loans outstanding of $58.4 million for the year ended June 30, 2018 compared to the year ended June 30, 2017. During the year ended June 30, 2018, total charge-offs of $34,000 were recorded and $46,000 of recoveries were received. During the year ended June 30, 2017, total charge-offs of $129,000 were recorded and $34,000 of recoveries were received.

Non-Interest Income

Non-interest income decreased $866,000, or 17.5%, to $4.1 million for the year ended June 30, 2018 from $4.9 million for the year ended June 30, 2017. The decrease in non-interest income was primarily due to a decrease in gain on sales of loans, which decreased $2.0 million, or 37.1%, to $3.5 million for the year ended June 30, 2018 from $5.5 million for the year ended June 30, 2017. This was due to lower sales of loans and reduced margin on loans sold when compared to 2017. These decreases in non-interest income were partially offset by an increase in the change in fair value of loans held for sale which increased by $608,000 to $30,000 for the year ended June 30, 2018, from a loss of ($578,000) for the year ended June 30, 2017, and loss from derivative instruments decreased $79,000 to a loss of ($258,000) for the year ended June 30, 2018 from a loss of ($337,000) for the year ended June 30, 2017 due to decreased volume of locked loans associated with hedging. In addition, fees for customer services increased $430,000 to $634,000 for the year ended June 30, 2018 from $204,000 for 2017 primarily as a result of income received in exchange for customer’s deposits sourced with a deposit placement network. The balance of these deposits totaled $40.7 million at June 30, 2018. Gain on sale of available-for-sale securities increased $17,000 to $35,000 for the year ended June 30, 2018 from an $18,000 gain on sale of available-for-sale securities for the year ended June 30, 2017.

Non-Interest Expense

Non-interest expense increased $609,000, or 6.9%, to $9.4 million for the year ended June 30, 2018 from $8.8 million for the year ended June 30, 2017. The increase for the year ended June 30, 2018 compared to the year ended June 30, 2017 primarily reflected increases in salaries and employee benefits of $232,000, $349,000 in other expense, $75,000 in occupancy expense and $21,000 in data processing related operations costs. These increases were partially offset by a decrease in professional fees of $66,000 during the year ended June 30, 2018 as compared to 2017.

Salaries and employee benefits expense increased by $232,000 to $5.3 million for the year ended June 30, 2018 from $5.0 million for year ended June 30, 2017 primarily as a result of the expansion in our administration department to support our operations. Other expenses increased $349,000 to $1.7 million for the year ended June 30, 2018 from $1.3 million for the year ended June 30, 2017 primarily as a result of $270,000 in losses incurred for three indemnity agreements executed with HUD. The agreements required the Bank to indemnify HUD for any losses incurred by HUD in connection with federally guaranteed loans previously sold to third parties. We have two additional outstanding indemnity agreements with HUD on loans sold to third parties with current balances totaling $315,000 as of June 30, 2018.  Occupancy expenses increased $75,000 to $1.1 million for the year ended June 30, 2018 from $1.0 million for the year ended June 30, 2017 primarily as a result of an increase in depreciation expense of $38,000 due to furniture and equipment placed in service during 2018 and $31,000 in costs of property maintenance. Data processing related operations costs increased $21,000 to $603,000 for the year ended June 30, 2018 from $582,000 for the year ended June 30, 2017 primarily as a result of an increase in telecommunication expenses. Offsetting these increases, was a decrease in professional fees of $66,000 for the year ended June 30, 2018 compared to the year ended June 30, 2017 primarily reflecting a decrease in one time consulting fees incurred in 2017, associated with the rebranding of the Bank.

Income Tax Expense

Income tax expense was $244,000 for the year ended June 30, 2018 compared to $195,000 for 2017. Federal income taxes included in total taxes for the year ended June 30, 2018 and 2017 were $173,000 and $147,000, respectively, with effective federal tax rates of 18.3% and 20.6%, respectively. The increase reflected an increase in income before taxes. During the year ended June 30, 2018, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended statutory rate for the 2018 fiscal year is 28.6%.

In addition, we recognized a tax expense in our tax provision for the year ended June 30, 2018 related to adjusting our deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the year ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $27,000 during the year ended June 30, 2018.

For the years ended June 30, 2018 and 2017, Pennsylvania state tax was $71,000 and $48,000, respectively, with effective rates of 7.0% and 6.2%, respectively. The increase reflected an increase in income before taxes.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $22.0 million outstanding with unused borrowing capacity of $96.8 million as of June 30, 2018. Additionally, at June 30, 2018, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.0 million at June 30, 2018. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the year ended June 30, 2018.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2018.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $14.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.8 million at June 30, 2018.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $659,000 and $12.7 million for the years ended June 30, 2018 and June 30, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $95.0 million and $34.3 million for the years ended June 30, 2018 and June 30, 2017, respectively.  During the years ended June 30, 2018 and June 30, 2017, we sold $13.1 million and $4.4 million, respectively, in securities available-for-sale.  Net cash provided by financing activities was $80.6 million and $34.7 million for the years ended June 30, 2018 and June 30, 2017, respectively, which consisted primarily of increases in deposits of $64.9 million, net repayments of $13.0 million for borrowings from the Federal Home Loan Bank partially offset by cash dividends paid to shareholders of $1.1 million.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2018, totaled $26.2 million, or 11.1%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning Statement of Financial Condition assets and off-balance sheet items to broad risk categories. At June 30, 2018, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 8 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2018, we had outstanding commitments to originate loans of $35.1 million, unused lines of credit totaling $11.3 million and $500,000 in a stand-by letter of credit outstanding.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $26.2 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HV Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2018; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

September 27, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HV Bancorp, Inc.

Huntingdon Valley, PA

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2017 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HV Bancorp, Inc. and subsidiary at June 30, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

September 28, 2017

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

June 30,	2018	2017
Assets
Cash and due from banks	$1,345	$1,514
Interest-earning deposits with banks	13,400	27,063
Cash and cash equivalents	14,745	28,577
Investment securities available-for-sale, at fair value	30,847	42,820
Investment securities held-to-maturity (fair value of $13,747 at June 30, 2018 and $11,896 at June 30, 2017)	13,905	11,809
Loans held for sale, at fair value	13,558	12,784
Loans receivable, net of allowance for loan losses of $871 at June 30, 2018 and $593 at June 30, 2017	212,696	111,811
Bank-owned life insurance	6,016	4,005
Restricted investment in bank stock	1,190	643
Premises and equipment, net	1,873	1,835
Accrued interest receivable	940	620
Prepaid income taxes	254	171
Deferred income taxes, net	526	257
Prepaid expenses	267	272
Mortgage banking derivatives	817	1,001
Other assets	128	160
Total Assets	$297,762	$216,765

Liabilities and Shareholders' Equity

Liabilities
Deposits	$235,403	$170,481
Advances from the Federal Home Loan Bank	22,000	9,000
Securities sold under agreements to repurchase	5,739	2,883
Advances from borrowers for taxes and insurance	2,276	1,402
Deferred gain on sale - leaseback of building	294	310
Other liabilities	1,329	1,248
Total Liabilities	267,041	185,324

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and 2017	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,259,125 and 2,182,125 shares issued and outstanding as of June 30, 2018 and 2017	23	22
Additional paid in capital	20,368	20,369
Retained earnings	13,277	13,547
Accumulated other comprehensive loss	(648)	(111)
Unearned Employee Stock Option Plan	(2,299)	(2,386)
Total Shareholders' Equity	30,721	31,441
Total Liabilities and Shareholders' Equity	$297,762	$216,765

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

Year ended June 30,	2018	2017
Interest Income
Interest and fees on loans	$6,509	$4,523
Interest and dividends on investments:
Taxable	422	376
Nontaxable	280	198
Interest on mortgage-backed securities and collateralized mortgage obligations	390	274
Interest on interest-earning deposits	383	363
Total Interest Income	7,984	5,734
Interest Expense
Interest on deposits	1,030	741
Interest on advances from the Federal Home Loan Bank	317	147
Interest on securities sold under agreements to repurchase	4	3
Total Interest Expense	1,351	891
Net Interest Income	6,633	4,843
Provision for Loan Losses	266	201
Net Interest Income After Provision for Loan Losses	6,367	4,642
Non-Interest Income
Fees for customer services	634	204
Increase in cash surrender value of bank owned life insurance	154	110
Gain on sale of loans, net	3,467	5,515
Gain on sale of available-for-sale securities, net	35	18
Loss from derivative instruments	(258)	(337)
Change in fair value of loans held-for-sale	30	(578)
Other	14	10
Total Non-Interest Income	4,076	4,942
Non-Interest Expense
Salaries and employee benefits	5,253	5,021
Occupancy	1,089	1,014
Federal deposit insurance premiums	121	125
Data processing related operations	603	582
Loss on sale of other real estate owned	3	12
Real estate owned expense	30	19
Professional fees	632	698
Other expenses	1,698	1,349
Total Non-Interest Expense	9,429	8,820
Income Before Income Taxes	1,014	764
Income Tax Expense	244	195
Net Income	$770	$569
Net Income per share:
Basic	$0.38	$0.56
Diluted	$0.38	$0.56
Dividends declared per share	$0.50	N/A

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Year ended June 30,	2018	2017
Comprehensive Income, Net of Taxes
Net Income	$770	$569
Other comprehensive loss, net of tax
Unrealized loss on investment securities available-for-sale securities (pre-tax ($696) and ($194), respectively)	(459)	(92)
Reclassification adjustment for gains included in income (pre-tax ($35), and ($18), respectively) (1)	(27)	(12)
Other comprehensive loss	(486)	(104)
Total Comprehensive Income	$284	$465

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, July 1 2016	—	$—	$—	$12,978	$(7)	$—	$12,971
Proceeds from issuance of common stock, net of $1,431 in offering costs	2,182,125	22	20,369	—	—	—	20,391
Purchase of 174,570 of ESOP shares	—	—	—	—	—	(2,430)	(2,430)
ESOP shares committed to be released	—	—	—	—	—	44	44
Net income	—	—	—	569	—	—	569
Other comprehensive loss	—	—	—	—	(104)	—	(104)
Balance, June 30, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441
Special dividend declared on common stock ($0.50)	—	—	—	(1,091)	—	—	(1,091)
ESOP shares committed to be released	—	—	—	—	—	87	87
Net income	—	—	—	770	—	—	770
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	51	(51)	—	—
Other comprehensive loss	—	—	—	—	(486)	—	(486)
Restricted stock awards	77,000	1	(1)	—	—	—	—
Balance, June 30, 2018	2,259,125	$23	$20,368	$13,277	$(648)	$(2,299)	$30,721

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

Year ended June 30,	2018	2017
Cash Flows from Operating Activities
Net income	$770	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	238	198
Impairment of real estate owned, net	14	—
Amortization of deferred loan costs	195	17
Amortization of net securities premiums	190	191
Loss on sale of real estate owned	3	12
Gain on sale of available-for-sale securities, net	(35)	(18)
Loss from derivative instruments	258	309
Provision for loan losses	266	201
Deferred income taxes	(75)	(158)
Amortization of deferred gain on sale-leaseback transaction	(16)	(16)
Earnings on bank owned life insurance	(154)	(110)
ESOP compensation expense	87	44
Loans held for sale:
Originations, net of prepayments	(141,954)	(167,954)
Proceeds from sales	144,677	184,783
Gain on sales	(3,467)	(5,515)
Change in fair value of loans held for sale	(30)	578
(Increase) decrease in:
Accrued interest receivable	(320)	(93)
Prepaid income taxes	(83)	(24)
Prepaid and other assets	88	(30)
Other liabilities	7	(240)
Net cash provided by operating activities	659	12,744
Cash Flows from Investing Activities
Net increase in loans receivable	(13,307)	(18,644)
Purchased loans	(88,180)	—
Activity in available-for-sale securities:
Proceeds from sales	11,882	4,436
Maturities and repayments	3,801	3,992
Purchases	(4,596)	(18,316)
Activity in held-to-maturity securities:
Maturities and repayments	27	534
Purchases	(2,123)	(6,518)
Purchase of restricted investment in bank stock	(2,479)	—
Redemption of restricted investment in bank stock	1,932	465
Proceeds from sale of real estate owned	124	168
Purchases of premises and equipment	(276)	(381)
Purchase of bank owned life insurance	(1,857)	—
Net cash used in investing activities	(95,052)	(34,264)
Cash Flows from Financing Activities
Cash dividend paid to shareholders	(1,091)	—
Net increase in deposits	64,922	28,710
Net increase in advances from borrowers for taxes and insurance	874	45
Net increase (decrease) in securities sold under agreements to repurchase	2,856	(1,046)
Net increase in short-term borrowings from Federal Home Loan Bank	6,000	—
Proceeds from long-term borrowings from Federal Home Loan Bank	12,000	1,000
Repayment of long-term borrowings from Federal Home Loan Bank	(5,000)	(12,000)
Purchase of ESOP shares	—	(2,430)
Proceeds from issuance of common stock, net	—	20,391
Net cash provided by financing activities	80,561	34,670
(Decrease) increase in Cash and Cash Equivalents	(13,832)	13,150
Cash and Cash Equivalents, beginning of year	28,577	15,427
Cash and Cash Equivalents, end of year	$14,745	$28,577
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,296	$890
Cash paid during the year for income taxes	$346	$330

Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$141	$65

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In January 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank (see Nature of Business). Prior to January 11, 2017, all financial information reflects the Bank.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

For debt securities where the Company has determined that other-than-temporary impairment exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in the statements of income, and is the difference between an investment's amortized cost basis and the present value of expected future cash flows discounted at the investment's effective interest rate. The non-credit related loss is recognized in other comprehensive income (loss), net of income tax benefit. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment is recognized in other comprehensive income (loss) and is accreted over the remaining life of the debt security as an increase in the carrying value of the investment.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

Interest Rate Lock Commitments

Interest rate loan commitments known as IRLCs that relate to the origination of mortgages that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. IRLCs are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

Forward Loan Sales Commitments

Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. IRLC generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses mandatory commitments to substantially reduce these risks.  See Note 9, Derivatives and Risk Management Activities. Forward loan sales commitments are recognized at fair value on the Consolidated Statements of Financial Condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

The loans receivable portfolio is segmented into Residential, Commercial, Construction and Consumer loans. Within Residential loans, the following classes exist: One-to-four family loans and home equity and home equity lines of credit (“HELOCs”). Within Commercial loans, the following classes exist: commercial real estate and commercial business loans. Within Consumer loans, the following classes exist: Medical education and other.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgage, home equity, HELOCs, medical education loans, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

For commercial and construction loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Community Bancshares, Inc. (“ACBI”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $1,190,000 and $643,000 at June 30, 2018 and 2017, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

Premises and Equipment, net

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

The estimated useful lives are as follows:

Years
Land improvements	40
Office buildings and improvements	15 to 40
Leasehold improvements	5 to 15
Furniture and office equipment	3 to 10

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential 1-4 family properties in the process of foreclosure totaled $565,000 and $946,000 as of June 30, 2018 and 2017, respectively. There was no real estate secured by residential 1-4 family properties held in Other Real Estate Owned at June 30, 2018 and 2017, respectively.  There was no real estate secured by commercial properties held in Other Real Estate Owned at June 30, 2018 and 2017, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gain or loss on sale of other real estate owned, as part of non-interest expense.

The following is a roll forward of activity in Other Real Estate Owned at June 30:

(Dollars in thousands)	2018	2017
Balance at beginning of period	$—	$115
Properties transferred in	141	65
Proceeds from properties sold	(124)	(168)
Loss on sales of properties	(3)	(12)
Impairment valuation reserves	(14)	—
Balance at end of year	$—	$—

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

As of June 30, 2018 and 2017, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2015 through 2017 were open for examination as of June 30, 2018.

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

Huntingdon Valley Bank Employee Stock Ownership Plan (“the ESOP”)

The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders' equity. Compensation expense is based on the average market price of shares as they are committed to be released to participants' accounts. If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Allocation of shares to the ESOP participants is contingent upon the repayment of the loan to the Company.

Stock Options

The Company recognizes the value of share-based payment transactions as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model.

Restricted Stock

The Company recognizes compensation cost related to restricted stock based on the market price of the stock at the grant date over the vesting period. The product of the number of shares granted and the grant date market price of the Company's common stock determines the fair value of restricted stock under the equity incentive plan. The Company recognizes compensation expense for the fair value of the restricted stock on a straight-line basis over the requisite service period for the entire award.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released, the shares become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding for basic or diluted EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in OCI in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As of June 30, 2018 we do not hold material equity investments for which fair value is accounted through other comprehensive income.  We are analyzing ASU 2016-01 and do not believe that it will have a material effect on our financial statements.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth entities as further described above) for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Company’s leases are operating leases and ASU 2016-02 will require us to add them to our Statement of Financial Condition. The Company’s material operating leases are related to real estate. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s Statement of Financial Condition is estimated to result in less than a 1 percent increase in assets and liabilities.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

On February 14, 2018, the Financial Accounting Standards Board finalized ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220). This accounting standard allows Companies to reclassify the “stranded” tax effect in accumulated other comprehensive income (loss) that resulted from the Tax Cuts and Jobs Act which was enacted in December 2017 and requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.

The Company adopted this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income (loss) with the associate tax effect.  The adoption resulted in a one-time cumulative effect adjustment of $51,000 between Retained Earnings and Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition.  The adjustment had no impact on net income or any other financial metrics in any prior periods presented.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

2. Investment Securities

Investment securities available-for-sale at June 30, 2018 were comprised of the following:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,007	$—	$(40)	$967
Corporate notes	5,805	5	(102)	5,708
Collateralized mortgage obligations - agency residential	14,297	—	(503)	13,794
Mortgage-backed securities - agency residential	3,964	—	(186)	3,778
Municipal securities	1,701	—	(21)	1,680
Bank CDs	4,992	—	(72)	4,920
	$31,766	$5	$(924)	$30,847

Investment securities held-to-maturity at June 30, 2018 were comprised of the following:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,519	$—	$(3)	$2,516
Municipal securities	11,386	34	(189)	11,231
	$13,905	$34	$(192)	$13,747

Investment securities available-for-sale at June 30, 2017 were comprised of the following:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$4,330	$26	$(16)	$4,340
Corporate notes	11,231	59	(64)	11,226
Collateralized mortgage obligations - agency residential	12,668	59	(160)	12,567
Mortgage-backed securities - agency residential	4,520	—	(85)	4,435
Municipal securities	3,517	1	(11)	3,507
Bank CDs	6,742	23	(20)	6,745
	$43,008	$168	$(356)	$42,820

Investment securities held-to-maturity at June 30, 2017 were comprised of the following:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,000	$12	$—	$2,012
Municipal securities	9,809	88	(13)	9,884
	$11,809	$100	$(13)	$11,896

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The scheduled maturities of securities available-for-sale and held-to-maturity at June 30, 2018 were as follows:

	2018
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,994	$2,981	$605	$604
Due from more than one to five years	8,006	7,870	3,044	3,028
Due from more than five to ten years	1,502	1,461	7,238	7,146
Due after ten years	19,264	18,535	3,018	2,969
	$31,766	$30,847	$13,905	$13,747

Securities with a fair value of $7.8 million and $8.2 million at June 30, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the year ended June 30, 2018 were $11.9 million. Gross realized gains on such sales were approximately $43,000 and gross realized losses on such sales were $8,000.

Proceeds from the sale of available-for-sale securities for the year ended June 30, 2017 were $4.4 million. Gross realized gains on such sales were $22,000 and gross realized losses on such sales were $4,000.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity at June 30, 2018 and 2017:

	2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$414	$(11)	$553	$(29)	$967	$(40)
Corporate notes	2,308	(45)	2,895	(57)	5,203	(102)
Collateralized mortgage obligations - agency residential	8,798	(216)	4,996	(287)	13,794	(503)
Mortgage-backed securities - agency residential	—	—	3,774	(186)	3,774	(186)
Municipal securities	299	(1)	1,082	(20)	1,381	(21)
Bank CDs	2,457	(35)	2,212	(37)	4,669	(72)

	$14,276	$(308)	$15,512	$(616)	$29,788	$(924)
Held-to-maturity:
Corporate notes	$516	$(3)	$—	$—	$516	$(3)
Municipal securities	5,542	(100)	3,375	(89)	8,917	(189)
	$6,058	$(103)	$3,375	$(89)	$9,433	$(192)

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

	2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,115	$(16)	$—	$—	$1,115	$(16)
Corporate notes	2,045	(6)	2,492	(58)	4,537	(64)
Collateralized mortgage obligations - agency residential	2,218	(40)	4,278	(120)	6,496	(160)
Mortgage-backed securities - agency residential	3,297	(46)	1,133	(39)	4,430	(85)
Municipal securities	2,214	(9)	238	(2)	2,452	(11)
Bank CDs	2,736	(13)	243	(7)	2,979	(20)

	$13,625	$(130)	$8,384	$(226)	$22,009	$(356)

Held-to-maturity:
Municipal securities	$3,227	$(11)	$501	$(2)	$3,728	$(13)

At June 30, 2018 and 2017, the investment portfolio included three and ten U.S. Government securities, with total fair values of $1.0 million and $4.3 million, respectively. Of these securities,  three were in an unrealized loss position as of June 30, 2018 and June 30, 2017, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of June 30, 2018 and June 30, 2017, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2018 and 2017, the investment portfolio included fifteen and twenty-four corporate notes with total fair values of $8.2 million and $13.2 million, respectively. Of these securities, twelve and nine were in an unrealized loss position as of June 30, 2018 and June 30, 2017, respectively. At the time of purchase and as of June 30, 2018 and June 30, 2017, these bonds continue to maintain investment grade ratings. As of June 30, 2018 and June 30, 2017, management found no evidence of OTTI on any of the Corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2018 and 2017, the investment portfolio included forty-one and thirty-five collateralized mortgage obligations (CMOs) with total fair values of $13.8 million and $12.6 million at June 30, 2018 and 2017, respectively. Of these securities, forty-one and twenty-eight were in an unrealized loss position as of June 30, 2018 and 2017, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2018 and 2017, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2018 and 2017, the investment portfolio included fifteen Mortgage backed securities (MBS) with a total fair value of $3.8 million and $4.4 million at the end of each period, respectively. Of these securities, twelve were in an unrealized loss position as of June 30, 2018 and 2017. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2018 and 2017, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2018 and 2017, the investment portfolio included twenty-eight and thirty municipal securities with a total fair value of $12.9 million and $13.4 million, respectively. Of these securities, twenty-one and thirteen were in an unrealized loss position as of June 30, 2018 and 2017, respectively. The Company’s municipal portfolio

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

issuers are located in Pennsylvania and were purchased and, as of June 30, 2018 and 2017, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of June 30, 2018 and 2017, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2018 and 2017, the investment portfolio included twenty and twenty-six Bank CDs with a total fair value of $4.9 million and $6.7 million at the end of each period, respectively. Of these securities, nineteen and twelve were in an unrealized loss position as of June 30, 2018 and 2017, respectively. The Bank CDs are fully insured by the FDIC. As of June 30, 2018 and 2017, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Loans Receivable

Loans receivable at June 30, 2018 and 2017 were comprised of the following:

(Dollars in thousands)	2018	2017
Residential:
One-to-four family	$182,234	$88,578
Home equity and HELOCs	4,921	5,466
Commercial:
Commercial real estate	10,804	12,191
Commercial business	4,059	3,801
Construction	2,907	2,004
Consumer:
Medical education	7,047	—
Other	31	5
	212,003	112,045

Unearned discounts, origination and commitment fees and costs	1,564	359
Allowance for loan losses	(871)	(593)

	$212,696	$111,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2018, the balance of the private education loans was $7.0 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. The purchased private student loans had recourse which included a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days. However, in June 2018, the Company was informed that the insurance company was declared insolvent and adopted a plan of liquidation. The default claims will continue to be filed with the insurance company’s liquidator once accounts reach the 180th day of delinquency. At June 30, 2018, there were no delinquent loans which required filing a claim. Any future claims that may be submitted would be subject to the available liquidated assets at that time. As such, there is no assurance that the future claims will be paid in part or in full.

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition. Overdrafts were $31,000 and $5,000 and at June 30, 2018 and 2017, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended June 30, 2018 and 2017:

Allowance for Loan Losses	2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$(11)	$3	$260	$651	$—	$651
Home equity and HELOCs	38	—	—	1	39	—	39
Commercial:
Commercial real estate	89	(23)	43	(44)	65	—	65
Commercial business	58	—	—	7	65	14	51
Construction	9	—	—	6	15	—	15
Consumer:
Medical Education	—	—	—	35	35	—	35
Other	—	—	—	1	1	—	1

	$593	$(34)	$46	$266	$871	$14	$857

Allowance for Loan Losses	2017
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$314	$—	$8	$77	$399	$—	$399
Home equity and HELOCs	18	(125)	—	145	38	—	38
Commercial:
Commercial real estate	131	—	25	(67)	89	—	89
Commercial business	23	—	—	35	58	15	43
Construction	1	—	—	8	9	—	9
Consumer:
Other	—	(4)	1	3	—	—	—

	$487	$(129)	$34	$201	$593	$15	$578

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. The Company allocated decreased allowance for loan loss provisions to the residential one-to-four family and  commercial real estate for the year ended June 30, 2018, due primarily due to decreased historical charge-offs which impacted the quantitative factors.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2018 and 2017:

2018
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$182,234	$1,429	$180,805
Home equity and HELOCs	4,921	105	4,816
Commercial:
Commercial real estate	10,804	398	10,406
Commercial business	4,059	153	3,906
Construction	2,907	—	2,907
Consumer:
Medical education	7,047	—	7,047
Other	31	—	31

	$212,003	$2,085	$209,918

2017
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$88,578	$1,198	$87,380
Home equity and HELOCs	5,466	196	5,270
Commercial:
Commercial real estate	12,191	514	11,677
Commercial business	3,801	173	3,628
Construction	2,004	—	2,004
Consumer:
Other	5	—	5

	$112,045	$2,081	$109,964

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following tables summarize information in regard to impaired loans by loan portfolio class as of and for the years ended June 30, 2018 and 2017:

	2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,429	$1,592	$—	$1,402	$9
Home equity and HELOCs	105	106	—	140	—
Commercial:
Commercial real estate	398	398	—	441	28
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	1,932	2,096	—	1,983	37
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	153	154	14	163	9
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	153	154	14	163	9
	$2,085	$2,250	$14	$2,146	$46

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

	2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,198	$1,198	$—	$893	$5
Home equity and HELOCs	196	196	—	151	1
Commercial:
Commercial real estate	514	514	—	749	47
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	1,908	1,908	—	1,793	53
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	173	173	15	183	10
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	173	173	15	183	10
	$2,081	$2,081	$15	$1,976	$63

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2018 and 2017:

(Dollars in thousands)	2018	2017
Residential:
One-to-four family	$1,429	$1,198
Home equity and HELOCs	105	110
Commercial:
Commercial real estate	—	100
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	—	—
Other	—	—
	$1,534	$1,408

 If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $97,000 and $84,000 for the years ended June 30, 2018 and 2017, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of June 30, 2018 and 2017:

	2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$180,248	$—	$1,986	$—	$182,234
Home equity and HELOCs	4,816	—	105	—	4,921
Commercial:
Commercial real estate	10,190	216	398	—	10,804
Commercial business	3,773	—	286	—	4,059
Construction	2,907	—	—	—	2,907
Consumer:
Medical education	7,047	—	—	—	7,047
Other	31	—	—	—	31

	$209,012	$216	$2,775	$—	$212,003

	2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$87,099	$—	$1,479	$—	$88,578
Home equity and HELOCs	5,270	—	196	—	5,466
Commercial:
Commercial real estate	11,283	552	356	—	12,191
Commercial business	3,628	—	173	—	3,801
Construction	2,004	—	—	—	2,004
Consumer:
Other	5	—	—	—	5

	$109,289	$552	$2,204	$—	$112,045

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2018 and 2017:

	2018
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$595	$412	$800	$1,807	$180,427	$182,234	$—
Home equity and HELOCs	—	—	105	105	4,816	4,921	—
Commercial:
Commercial real estate	—	—	—	—	10,804	10,804	—
Commercial business	—	—	—	—	4,059	4,059	—
Construction	—	—	—	—	2,907	2,907	—
Consumer:
Medical education	152	62	24	238	6,809	7,047	24
Other	—	—	—	—	31	31	—

	$747	$474	$929	$2,150	$209,853	$212,003	$24

	2017
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$554	$381	$950	$1,885	$86,693	$88,578	$—
Home equity and HELOCs	—	—	110	110	5,356	5,466	—
Commercial:
Commercial real estate	—	—	100	100	12,091	12,191	—
Commercial business	—	—	—	—	3,801	3,801	—
Construction	—	—	—	—	2,004	2,004	—
Consumer:
Other	—	—	—	—	5	5	—

	$554	$381	$1,160	$2,095	$109,950	$112,045	$—

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

As of June 30, 2018 and 2017, the Bank had two loans identified as TDRs totaling $304,000 and $331,000, respectively.  At June 30, 2018 and 2017, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2018. No additional loan commitments were outstanding to these borrowers at June 30, 2018 and 2017. At June 30, 2018 and 2017, there was a specific reserve of $14,000 and $15,000, respectively, related to one TDR.

The following table details the Bank’s TDRs at June 30, 2018:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$151	$—	$151
Commercial business	1	153	—	153

Total	2	$304	$—	$304

The following table details the Bank’s TDRs at June 30, 2017:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	2	$331	$—	$331

Total	2	$331	$—	$331

4. Premises and Equipment

Premises and equipment are summarized by major classification at June 30, 2018 and 2017 as follows:

(Dollars in thousands)	2018	2017
Land	$334	$334
Land improvements	477	477
Office buildings and improvements	712	712
Leasehold improvements	706	636
Furniture and equipment	3,193	2,987
Total Cost	5,422	5,146
Accumulated depreciation	(3,549)	(3,311)
	$1,873	$1,835

Depreciation expense for the year ended June 30, 2018 and 2017 was $238,000 and $198,000, respectively.

During the year ended June 30, 2007, the Bank sold the building that housed its corporate offices and one of its branch offices. At the time of settlement, the Bank entered into an operating lease agreement for the branch office portion of the building. The Bank deferred the $486,000 gain on the sale. The deferred gain is being amortized into income by the straight-line method over the term of the operating lease (29 years and 11 months) as a reduction of rental expense. The amount amortized was $16,000 for both years ended June 30, 2018 and 2017.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

5. Deposits

Deposits at June 30, 2018 and 2017 consisted of the following:

(Dollars in thousands)	2018	2017
Demand accounts-interest bearing (1)	$41,434	$—
Demand accounts-non-interest bearing (1)	67	—
NOW accounts- interest bearing	—	34,857
NOW accounts- non-interest bearing	—	1,729
Money market deposit accounts	30,234	31,574
Passbook and statement accounts	29,237	33,920
Checking accounts	90,981	40,493
Subtotal - core deposits	191,953	142,573
Certificates of deposit	43,450	27,908
Total deposits	$235,403	$170,481

(1) During 2018, the Company revamped our product offering and phased out the offering NOW accounts to our customers.

At June 30, 2018, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
June 30, 2019	$26,172
June 30, 2020	10,788
June 30, 2021	3,319
June 30, 2022	562
June 30, 2023	2,049
June 30, 2024 and thereafter	560
$43,450

Certificates of deposit in denominations of $250,000 or more were $6.3 million and $2.9 million at June 30, 2018 and 2017.

6. Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following table details the Company’s fixed rate advances from the FHLB as of June 30, 2018 and 2017:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	2018	2017
09/26/12	09/26/17	Fixed Rate	0.93%	$—	$3,000
11/30/15	11/30/17	Fixed Rate	1.27%	—	1,000
07/16/15	07/16/18	Fixed Rate	1.41%	1,000	1,000
04/17/18	07/17/18	Fixed Rate	2.07%	10,000	—
11/30/15	11/30/18	Fixed Rate	1.59%	1,000	1,000
06/03/16	06/03/19	Fixed Rate	1.26%	2,000	2,000
07/18/16	07/18/19	Fixed Rate	1.19%	1,000	1,000
09/26/17	09/28/20	Fixed Rate	1.88%	3,000	—
11/21/17	11/22/21	Fixed Rate	2.22%	4,000	—
				$22,000	$9,000

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined available total of the facilities or maximum borrowing capacity (“MBC”) is approximately $96.8 million as of June 30, 2018. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of June 30, 2018 and 2017, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $22.0 million and $9.0 million as of June 30, 2018 or 2017, respectively. The Company had a $500,000 outstanding letter of credit to secure a deposit as which reduced the maximum borrowing capacity at June 30, 2018.

The Company also has available lines of credit of $3.0 million with ACBI and a line equal to 95% of fair value of collateral held by the Federal Reserve Bank (“FRB”), which were $2.0 million at June 30, 2018 and $2.4 million at June 30, 2017. The Company has not borrowed against its credit lines with ACBI and FRB for the years ended June 30, 2018 or 2017.

7. Securities Sold Under Agreement to Repurchase

The Bank has entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations, with a carrying value, including accrued interest, of $5.7 million and $2.9 million at June 30, 2018 and 2017, respectively. The fair value of the underlying collateral was $5.8 million and $3.7 million at June 30, 2018 and 2017.

The following table details the Company’s overnight repurchase agreements:

	At or For the Years Ended June 30,
	2018	2017
	(Dollars in thousands)
Balance at end of year	$5,739	$2,883
Average balance during year	$2,179	$1,935
Maximum outstanding at any month end	$5,739	$4,277
Weighted average interest rate at end of year	0.19%	0.19%
Weighted average interest rate during year	0.18%	0.16%

8. Regulatory Capital

Information presented for June 30, 2018 and 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2018, the Bank met all the capital adequacy requirements to which they were subject. At June 30, 2018, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and  total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since June 30, 2018 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total risk-based capital (to risk-weighted assets)	$25,050	15.6%	$ >12,874	> 8.0%	$ >16,092	>10.0%
Tier 1 capital (to risk-weighted assets)	24,179	15.0	>9,655	> 6.0	>12,874	>8.0
Tier 1 capital (to average assets)	24,179	8.8	>11,031	> 4.0	>13,789	>5.0
Tier 1 common equity (to risk-weighted assets)	24,179	15.0	>7,241	> 4.5	>10,460	>6.5

As of June 30, 2017
Total risk-based capital (to risk-weighted assets)	$24,113	21.8%	$ ≥8,870	> 8.0%	$ ≥11,087	>10.0%
Tier 1 capital (to risk-weighted assets)	23,520	21.2	>6,652	> 6.0	> 8,870	>8.0
Tier 1 capital (to average assets)	23,520	11.2	>8,377	> 4.0	>10,471	>5.0
Tier 1 common equity (to risk-weighted assets)	23,520	21.2	>4,989	> 4.5	> 7,207	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of June 30, 2018 and 2017, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements.  As of June 30, 2018, the Bank is required to maintain a capital conservation buffer of 1.875%.  At June 30, 2018, the Bank met the regulatory minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile.  Until the community bank leverage ratio is established by the regulators in

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

accordance with EGRRCPA, the Basel III risk-based and leverage ratios remain in effect.  The effective date and the specific community bank leverage ratio is unknown.

9. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the year ended June 30, 2018 and 2017. The following table summarizes the amounts recorded in the Company’s consolidated statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2018 and 2017 (dollars in thousands):

June 30, 2018
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$642	$20,589
Forward loan sales commitments	Mortgage banking derivatives	175	4,687
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$56	$6,795
Forward loan sales commitments	Other liabilities	4	1,522
TBA securities	Other liabilities	78	17,750

June 30, 2017
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$786	$21,389
Forward loan sales commitments	Mortgage banking derivatives	179	10,864
TBA securities	Mortgage banking derivatives	36	14,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$19	$4,089
Forward loan sales commitments	Other liabilities	37	3,717
TBA securities	Other liabilities	8	2,750

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the year ended June 30, 2018 and 2017 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	June 30, 2018	June 30, 2017
IRLCs	(Loss) gain from derivative instruments	$(181)	$368
Forward loan sales commitments	Gain (loss) from derivative instruments	29	(699)
TBA securities	Loss from derivative instruments	(106)	(6)
	Total loss from derivative instruments	$(258)	$(337)

10. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2018, there were 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at June 30, 2018. The 198,000 stock options outstanding were not included in the computation of diluted net income per share for the year ended June 30, 2018 as their effect would have been anti-dilutive. For the year ended June 30, 2017, there were no stock options or other convertible instruments outstanding for the year. Therefore, there is no effect of dilution on the Company’s earnings per share for the year ended June 30, 2017.

The calculation of EPS for the year ended June 30, 2018 and 2017 is as follows (dollars in thousands, except per share data):

	2018	2017 (1)
Net income (basic and diluted)	$770	$569
Weighted average number of shares issued	2,185,711	1,010,354
Less weighted average number of unearned ESOP shares	(165,519)	—
Less weighted average number of unvested restricted stock awards	(3,586)	—
Basic weighted average shares outstanding	2,016,606	1,010,354
Add dilutive effect of restricted stock awards	1,795	—
Diluted weighted average shares outstanding	2,018,401	1,010,354

Net income per share
Basic	$0.38	$0.56
Diluted	$0.38	$0.56

(1)The weighted average shares outstanding are calculated for the full periods presented and factor zero shares outstanding for the days prior to the conversion on January 11, 2017.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

The following table presents the components of the ESOP Shares at June 30, 2018:

2018
Allocated shares	8,729
Committed shares	4,364
Unreleased shares	161,477
Total ESOP shares	174,570

Fair value of unrelease shares (in thousands)	$2,458

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. The Company contributed $0 and $80,000 to the Plan during the year ended June 30, 2018 and 2017, respectively.

Equity Incentive Plans

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) at the Special Meeting on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the 2018 Equity Incentive Plan. Of the 305,497 authorized shares, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Equity Incentive Plan pursuant to the exercise of stock options is 218,212 shares, and the maximum number of shares of the Company’s common stock that may be issued as restricted stock awards or restricted stock units is 87,285 shares.

Under the 2018 Equity Incentive Plan, the Company granted 275,000 shares on June 13, 2018 which included 43,000 incentive stock options to employees, 125,000 incentive stock options to officers, 30,000 non-qualified stock options to outside directors, 12,000 shares of restricted stock to employees, 50,000 shares of restricted stock to officers and 15,000 shares of restricted stock to outside directors. The restricted shares and stock options vest over a seven year period.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2018, there were 30,497 shares available for future awards under this plan, which includes 10,285 shares available for restricted stock awards.

Total unrecognized compensation cost related to stock options were $359,000 as June 30, 2018 and expected future compensation expense relating to non-vested restricted stock outstanding as of June 30, 2018 was $1.1 million.

A summary of the Company’s stock option activity and related information for the year ended June 30, 2018 was as follows:

	2018
	Options	Weighted-Average Exercise Price	Average Intrinsic Value
Outstanding, beginning of year	—	$—
Granted	198,000	14.80
Exercised	—	—
Forfeited	—	—
Outstanding, end of year	198,000	$14.80	$3,960
Exercisable, end of year	—	$14.80	$3,960

Exercise price for options outstanding as of June 30, 2018 was $14.80 per share. The weighted average remaining contractual life is 10 years. There were no shares exercisable as of June 30, 2018.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended June 30,
2018
Dividend yield	3.38%
Expected life	10 years
Expected volatility	15.12%
Risk-free interest rate	2.95%
Weighted average grant date fair value	$1.81

The excepted volatility is based on blended rate of historical volatility and SNL US index of Banks between $250 million and $500 million in assets as the Company’s shares of common stock did not begin trading on the Nasdaq Capital Market until January 12, 2017. The expected life is an estimate based on management review of the

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

various factors. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

A summary of the Company’s restricted stock activity and related information for the year ended June 30, 2018 is as follows:

	2018
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, beginning of year	—	$—
Granted	77,000	14.80
Forfeited	—	—
Non-vested at June 30	77,000	$14.80

12. Income Taxes

The table below summarizes the income tax expense (benefit) for the years ended June 30, 2018 and 2017:

(Dollars in thousands)	2018	2017
Current:
Federal	$248	$305
State	71	48
	319	353
Deferred:
Change in corporate tax rate	(27)	—
Federal	(48)	(158)
State	—	—
	(75)	(158)

Total income tax expense	$244	$195

The expense (benefit) for income taxes for the years ended June 30, 2018 and 2017 differed from the federal income tax statutory rate due to the following:

	2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax at statutory rate	$279	27.5%	$259	34.0%
State tax net of federal benefit	51	5.1%	31	4.2%
Banked-owned life insurance	(43)	(4.2%)	(37)	(4.9%)
Tax-exempt interest	(73)	(7.2%)	(64)	(8.8%)
Change in tax rate	27	2.6%	—	—
Other, net	3	0.3%	6	1.1%

	$244	24.1%	$195	25.6%

On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 34% to 21%. As a result, the Company was required to re-measure, through income tax expense, the deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $27,000 for the year ended June 30, 2018.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset at June 30, 2018 and June 30, 2017 consisted of the following:

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$183	$202
Non-accrual interest	11	25
Deferred income	62	105
Accrued expenses	29	70
Capitalized expenses	4	6
Unrealized loss on securities	271	77
Minimum tax credit carryover	170	178
Gross deferred tax assets	$730	$663

Deferred tax liabilities:
Depreciation	$2	$3
Fair value adjustment of IRLC, TBA securities
and forward loan sales commitments	143	318
Gain on fair value of loans	59	85

Gross deferred tax liabilities	204	406

Net deferred tax assets	$526	$257

The Company has Alternative Minimum Tax (“AMT”) credits of $170,000 and $178,000 as of June 30, 2018 and 2017, respectively, which will be 100% refunded by the 2021 tax year. AMT credit carryforwards were not impacted by the change in statutory tax rate by the Tax Act, as they are treated as payments on future federal income taxes due and are not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits.

Retained earnings included $1.7 million at June 30, 2018 and 2017, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

Assets measured at fair value on a recurring basis at June 30, 2018 and 2017 are summarized below:

	2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$967	$—	$967
Corporate notes	—	5,214	494	5,708
Collateralized mortgage obligations - agency residential	—	13,794	—	13,794
Mortgage-backed securities - agency residential	—	3,778	—	3,778
Municipal securities	—	1,680	—	1,680
Bank CDs	—	4,920	—	4,920
Loans held for sale	—	13,558	—	13,558
Forward loan sales commitments	—	175	—	175
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	642	642

	$—	$44,086	$1,136	$45,222

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

	2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$4,340	$—	$4,340
Corporate notes	—	10,258	968	11,226
Collateralized mortgage obligations - agency residential	—	12,567	—	12,567
Mortgage-backed securities - agency residential	—	4,435	—	4,435
Municipal securities	—	3,507	—	3,507
Bank CDs	—	6,502	243	6,745
Loans held for sale	—	12,784	—	12,784
Forward loan sales commitments	—	179	—	179
TBA securities	—	36	—	36
Interest rate lock commitments	—	—	786	786

	$—	$54,608	$1,997	$56,605

Liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized below.

	2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$4	$—	$4
TBA securities	—	78	—	78
Interest rate lock commitments	—	—	56	56

	$—	$82	$56	$138

Liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below.

	2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$37	$—	$37
TBA securities	—	8	—	8
Interest rate lock commitments	—	—	19	19

	$—	$45	$19	$64

There were no assets measured at fair value on a nonrecurring basis at June 30, 2018. For assets measured at fair value on a nonrecurring basis at June 30, 2017, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 are as follows:

	2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$158	$158
Real estate owned	—	—	—	—

	$—	$—	$158	$158

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

The estimated fair values of the Company's financial instruments, whether carried at cost or fair value, at June 30, 2018 and 2017 are as follows:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2018	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,745	$14,745	$14,745	$—	$—
Investment securities available-for-sale	30,847	30,847	—	30,353	494
Investment securities held-to-maturity	13,905	13,747	—	11,747	2,000
Loans held for sale at fair value	13,558	13,558	—	13,558	—
Loans receivable, net	212,696	205,026	—	—	205,026
Bank-owned life insurance	6,016	6,016	6,016	—	—
Restricted investment in bank stock	1,190	1,190	1,190	—	—
Accrued interest receivable	940	940	940	—	—
Forward loan sales commitments	175	175	—	175	—
TBA securities	—	—	—	—	—
Interest rate lock commitments	642	642	—	—	642
Liabilities:
Deposits	$235,403	$232,905	$191,953	$40,952	$—
Advances from the FHLB	22,000	21,807	10,000	11,807	—
Securities sold under agreements to repurchase	5,739	5,734	5,734	—	—
Forward loan sales commitments	4	4	—	4	—
TBA securities	78	78	—	78	—
Interest rate lock commitments	56	56	—	—	56
Accrued interest payable	74	74	74	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. During 2018, a Bank CD was transferred out of Level 3 as the bank determined there were the significant observable inputs to classify the Bank CD sufficiently observable. Therefore, at June 30, 2018, the Bank CD was transferred into a Level 2 valuation. During 2017, significant observable inputs that the Bank relied upon to classify certain investment securities as Level 2 in prior periods are no longer sufficiently observable at June 30, 2017. Therefore, at June 30, 2017, certain investment securities were transferred into a Level 3 valuation.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following table represents assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2018:

	Level 3
	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total losses (unrealized):
Included in other comprehensive income	—	25	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1	(144)	(37)
Purchases, sales and settlements	—	(500)	—	—
Transfers (out) of Level 3	(243)	—	—	—
Ending Balance: June 30, 2018	$—	$494	$642	$(56)

	Level 3
	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2016	$—	$—	$1,084	$(32)
Total losses (unrealized):
Included in other comprehensive income	(7)	(32)	—	—
Total gains or (losses) included in earnings and held at reporting date	—	—	(298)	13
Transfers in to Level 3	250	1,000	—	—
Ending Balance: June 30, 2017	$243	$968	$786	$(19)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2018 and 2017:

Cash and Cash Equivalents

These short-term assets are valued at their face value, which approximate fair value.

Investments (Available-for- Sale and Held-to-Maturity)

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain Mortgage Backed Securities (MBS), Collateralized Mortgage Obligations (CMO), Corporate notes, and Municipal and U.S government securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain equity securities that do not have readily available market prices, certain corporate notes and other less liquid investment securities. If observable market-based inputs are not available, we use unobservable inputs to determine appropriate valuation adjustments by reviewing valuation reports provided by a third-party (Level 3).

Loans Held for Sale

All mortgage loans held for sale are carried at fair value which is determined on a recurring basis by utilizing quoted prices from dealers in such loans.

The Company's mortgage loans held for sale are generally classified within Level 2 of the valuation hierarchy.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2018 and 2017 (dollars in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2018	$13,558	$13,279	$279
June 30, 2017	$12,784	$12,534	$250

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at June 30, 2018 or 2017.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level III measurement. At June 30, 2018, the fair value of the collateral exceeded the carrying amount of the loan; therefore there are no impaired loans currently being carried at its fair value.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

Restricted Investment in Bank Stock

The stock is carried at cost; which approximates fair value and considers the limited marketability of such securities.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest receivable and payable approximates their respective fair values.

Deposits

For 2018, the carrying amount of demand deposits, savings accounts and money market deposits approximate their fair value. For 2017, the fair value of demand deposits, savings accounts, and money market deposits is estimated by discounting expected cash flows, net of expected servicing costs, using the current rates and anticipated maturities of each deposit category. As these deposits do not have stated maturity dates, the average lives of these deposits are estimated when calculating the discounted cash flows. For 2018 and 2017, the fair value of certificates of deposit is estimated discounting the contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

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

14. Changes in and Reclassification out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended June 30, 2018 and 2017.  All amounts are presented net of tax.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

Net unrealized holding gains on available-for-sales securities (1):	For the year ended
(Dollars in thousands)	June 30, 2018	June 30, 2017
Balance at beginning period	$(111)	$(7)
Unrealized holding losses on available-for-sale
securities before reclassification	(459)	(92)
Amount reclassified for investment
securities gains included in net income	(27)	(12)
Net current-period other comprehensive loss	(486)	(104)
Reclassification of certain income tax effects
from accumulated other comprehensive income	(51)	—
Balance at ending period	$(648)	$(111)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 47.7% for the year ended June 30, 2018 and 2017, respectively.

	For the year ended
	June 30, 2018	June 30, 2017
(Dollars in thousands)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Affected line item in the Consolidated Statement of Income
Net unrealized gain on available-for securities (1)	$35	$18	Gain on sale of investment securities, net
	(8)	(6)	Income tax expense
	$27	$12

(1) For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, see Note 2, "Investment securities."
(2) Amounts in parenthesis indicate debits.

15. Commitments and Contingencies

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

Open mortgage loan commitments granted to loan applicants at June 30, 2018 and 2017 are $35.1 million and $21.4 million, respectively. Open commercial loan commitments granted to loan applicants at June 30, 2018 and 2017 are $50,000 and $$600,000, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

At June 30, 2018 and 2017, the Company had forward loan sales commitments amounting to $20.6 million and $21.4 million, respectively. The Company had mandatory TBAs amounting to $17.8 million and $17.5 million, respectively.

The undisbursed portion of open-ended HELOCs at June 30, 2018 and 2017 are $7.7 million, and $7.9 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at June 30, 2018 and 2017 are $3.6 million and $134,000, respectively.

There was no outstanding performance standby letters of credit at June 30, 2018 and 2017.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases as of June 30, 2018 and 2017. During June 30, 2018, we incurred losses of $270,000 for three indemnity agreements executed with the HUD.

Residential mortgage loans serviced for others at June 30, 2018 and 2017 are $4.1 million and $4.7 million, respectively.

The Company is required to maintain certain average reserve balances as established by the FRB. The amounts of this reserve balance for the reserve computation period, which included June 30, 2018 and 2017, were $1.3 million and $769,000, respectively, which were satisfied through the restriction of vault cash held at the Company's branches. No additional reserves were required to be maintained at the FRB of Philadelphia in excess of the required $25,000 clearing balance requirement.

In connection with the operation of certain branch and administrative offices, the Company has entered into operating leases for periods ranging from 1 to 30 years. Total rental expense for the years ended June 30, 2018 and 2017 were $464,000 and $461,000, respectively. As of June 30, 2018, future minimum lease payments under such operating leases are:

(Dollars in thousands)
2019	$427
2020	321
2021	80
2022	61
2023	62
Thereafter	1,021

$1,972

16.  Concentrations

At June 30, 2018 and 2017, the Company’s lending activities are concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

Mortgage loans held for sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
June 30, 2018	3	68%
June 30, 2017	3	67%

17. Related Party

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at June 30, 2018 and 2017 was $3.7 million and $4.1 million, respectively. During 2018, there was a new related party loan added resulting in the addition $1.6 million to the outstanding balance. Originations to related parties and repayments from related parties during the year ended June 30, 2018 were $2,806,000 and $4,844,000, respectively. Originations to and repayments from related parties during the year ended June 30, 2017 were $3,305,000 and $779,000, respectively.

The Company held deposits of approximately $13.7 million and $12.1 million for related parties at June 30, 2018 and 2017, respectively.

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $57.2 million at June 30, 2018 for which we received approximately $321,000 in fees for customer services which is included in the year ended June 30, 2018.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement will terminate on December 31, 2019. The Company has paid $25,000 in consulting fees to the director for the year ended June 30, 2018.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

On January 11, 2017, the mutual to stock conversion of the Bank was completed and HV Bancorp, Inc. became the parent holding company for the Bank. Below is the condensed financial information for the parent company only as follows:

Condensed Statement of Financial Condition
(dollars in thousands)

June 30,	2018	2017
Assets

Cash and due from banks	$172	$1,452
Interest-bearing deposits with banks	550	271
Cash and cash equivalents	722	1,723
Investment securities available-for-sale, at fair value	4,766	4,973
Investment securities held-to-maturity (fair value of $1,000 and $1,006 at June 30, 2018 and 2017)	1,000	1,000
Loan to ESOP	2,299	2,386
Premises and equipment, net	6	9
Accrued interest receivable	34	37
Prepaid federal income taxes	55	18
Deferred income taxes, net	23	—
Prepaid expenses	26	24
Investment in Subsidiary	21,791	21,280
Other assets	92	84

Total Assets	$30,814	$31,534

Liabilities and Shareholders' Equity

Liabilities
Deferred income taxes, net	$—	$17
Other liabilities	93	76
Shareholders' equity	30,721	31,441

Total Liabilities and Shareholders' Equity	$30,814	$31,534

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

18. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY (continued)

Condensed Statement of Operations
(dollars in thousands)

Year ended June 30,	2018	2017
Interest Income
Interest and dividends on investments:
Taxable	$103	$28
Interest on mortgage-backed securities and collateralized mortgage obligations	76	22
Interest on interest-bearing deposits	10	8
Interest from ESOP Loan	96	40
Total Interest Income	285	98
Non-Interest Expense
Occupancy	4	2
Professional fees	200	95
Other expenses	188	67
Total Non-Interest Expense	392	164
Loss before income taxes	(107)	(66)
Income Tax Benefit	(28)	(26)
Loss before equity in undistributed net earnings of subsidiary	(79)	(40)
Equity in undistributed net earnings of subsidiary	849	609
Net Income	$770	$569

Other comprehensive (loss) gain, net of tax
Unrealized (loss) gain on available-for-sale securities (pre-tax $(696) and $31)	(459)	18
Reclassification adjustment for gains included in income (pre-tax ($35) and ($18), respectively	(27)	—
Other comprehensive(loss) income	(486)	18
Comprehensive Income	$284	$587

Net Income per share:
Basic	$0.38	$0.56
Diluted	$0.38	$0.56

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

18. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY (continued)

Condensed Statement of Cash Flows
(dollars in thousands)

Year ended June 30,	2018	2017
Cash Flows from Operating Activities
Net income	$770	$569
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net earnings of subsidiary	(849)	(609)
Depreciation	3	2
Net amortization of securities premiums and discounts	15	5
Deferred income tax expense (benefit)	8	(8)
(Increase) decrease in:
Accrued interest receivable	3	(37)
Prepaid federal income taxes	(37)	(18)
Prepaid and other assets	(8)	(108)
Other liabilities	17	76

Net cash used in operating activities	(78)	(128)

Cash Flows from Investing Activities
ESOP repayment	87	—
Activity in available-for-sale securities:
Maturities and repayments	585	152
Purchases	(504)	(5,099)
Activity in held to maturity securities:
Purchases	—	(1,000)
Investment in Subsidiary	—	(10,196)
Purchases of premises and equipment	—	(11)

Net cash provided by (used in) investing activities	168	(16,154)

Cash Flows from Financing Activities
Cash dividend paid to shareholders	(1,091)	—
Purchase of ESOP shares	—	(2,386)
Proceeds from issuance of common stock, net	—	20,391
Net cash (used in) provided by financing activities	(1,091)	18,005

(Decrease) increase in Cash and Cash Equivalents	$(1,001)	$1,723

Cash and Cash Equivalents, beginning of year	$1,723	$—

Cash and Cash Equivalents, end of year	$722	$1,723

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2018 and 2017

19. Consolidated Summary of Quarterly Earnings (Unaudited)

The following table presents summarized quarterly data for 2018 and 2017:

	June 30, 2018
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$1,744	$1,864	$2,026	$2,350
Total Interest Expense	247	277	304	523
Net Interest Income	1,497	1,587	1,722	1,827
Provision (Credit) for Loan Losses	(1)	80	76	111
Total Non-Interest Income	1,005	923	1,055	1,093
Total Non-Interest Expense	2,179	2,157	2,555	2,538
Income before income taxes	324	273	146	271
Income tax expense (benefit)	88	94	14	48
Net income	236	179	132	223
Basic earnings per share (1)	0.11	0.08	0.07	0.11
Diluted earnings per share (1)	0.11	0.08	0.07	0.11
	June 30, 2017
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$1,401	$1,346	$1,491	$1,496
Total Interest Expense	213	204	239	235
Net Interest Income	1,188	1,142	1,252	1,261
Provision (Credit) for Loan Losses	123	12	(12)	78
Total Non-Interest Income	1,368	878	1,293	1,403
Total Non-Interest Expense	2,062	2,007	2,418	2,333
Income before income taxes	371	1	139	253
Income tax expense (benefit)	118	(38)	41	74
Net income	253	39	98	179
Basic earnings per share (1)	N/A	N/A	0.05	0.08
Diluted earnings per share (1)	N/A	N/A	0.05	0.08
(1)	Earnings per share is computed independently for each period. The sum of the individual quarters may not equal the annual earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of HV Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2018 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act, which permits smaller reporting companies, such as the Company, to provide only management’s report in this annual report.

/s/ Travis J. Thompson	/s/ Joseph C. O’Neill, Jr.
Travis J. Thompson	Joseph C. O’Neill, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about HV Bancorp’s equity plan as of June 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
HV Bancorp 2018 Equity Incentive Plan (1)	198,000	$14.80	20,212
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	198,000	$14.80	20,212

(1)As of June 30, 2018, 77,000 shares of restricted stock awards had been granted under the HV Bancorp 2018 Equity Incentive plan (the "2018 Equity Incentive Plan") with 10,825 shares of restricted stock awards, remaining available for future issuance under the 2018 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2018 Annual Report to Shareholders:

(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Balance Sheets - at June 30, 2018 and 2017
(C)	Consolidated Statements of Income (Loss) - Years ended June 30, 2018 and 2017
(D)	Consolidated Statements of Comprehensive Income (Loss) – Years ended June 30, 2018 and 2017
(E)	Consolidated Statements of Cash Flows - Years ended June 30, 2018 and 2017
(F)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of HV Bancorp, Inc. (1)

3.2	Bylaws of HV Bancorp, Inc. (2)

4	Form of Common Stock Certificate of HV Bancorp, Inc. (3)

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (4)

10.2	Employment Agreement between Huntingdon Valley Bank and Joseph C. O'Neill, Jr. (5)

10.3	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

10.4	HV Bancorp, Inc. 2018 Equity Plan (8)

10.5	Form of Restricted Stock Award Agreement (9)

10.6	Form of Incentive Stock Option Award Agreement (10)

10.7	Form of Non-Qualified Stock Option Award Agreement (11)

16.1	Letter Regarding Change in Certifying Accountants (12)

21	Subsidiaries of Registrant (7)

23.1	Consent of S.R. Snodgrass, P.C. *

23.2	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101

Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018 and 2017,  (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017, and (vi) the notes to the Consolidated Financial Statements

(1)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on May 18, 2018.
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

(8)     Incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on May 9, 2018.

(9)     Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on June 18, 2018.

(10)    Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on June 18, 2018.

(11)    Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on June 18, 2018.

(12)    Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on February 21, 2018.

*        Filed herein

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HV BANCORP, INC.

Date: September 27, 2018	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2018
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 27, 2018
Joseph C. O’Neill, Jr.

/s/ Carl Hj. Asplundh III	Director	September 27, 2018
Carl Hj. Asplundh III

/s/ John D. Behm	Director	September 27, 2018
John D. Behm

/s/ Scott W. Froggatt	Director	September 27, 2018
Scott W. Froggatt

/s/ Joseph F. Kelly	Director	September 27, 2018
Joseph F. Kelly

/s/ Robert J. Marino	Director	September 27, 2018
Robert J. Marino