Form 10-Q
period 2018-09-30
HV Bancorp, Inc.
filed 2018-11-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 10, 2018, there were 2,259,125 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of September 30, 2018 and June 30, 2018 (Dollars in thousands, except share and per share data)

	At September 30,	At June 30,
	2018	2018
Assets
Cash and due from banks	$1,490	$1,345
Interest-earning deposits with banks	4,530	13,400
Cash and cash equivalents	6,020	14,745
Investment securities available-for-sale, at fair value	29,243	30,847
Investment securities held-to-maturity	13,898	13,905
Equity securities	500	—
Loans held for sale, at fair value	15,853	13,558
Loans receivable, net of allowance for loan losses of $931 at September 30, 2018 and $871 at June 30, 2018	225,177	212,696
Bank-owned life insurance	6,056	6,016
Restricted investment in bank stock	900	1,190
Premises and equipment, net	1,976	1,873
Accrued interest receivable	968	940
Prepaid income taxes	182	254
Deferred income taxes, net	568	526
Prepaid expenses	323	267
Mortgage banking derivatives	430	817
Other assets	216	128
Total Assets	$302,310	$297,762

Liabilities and Shareholders' Equity

Liabilities
Deposits	$251,059	$235,403
Advances from the Federal Home Loan Bank	14,000	22,000
Securities sold under agreements to repurchase	3,215	5,739
Advances from borrowers for taxes and insurance	1,307	2,276
Deferred gain on sale - leaseback of building	290	294
Other liabilities	1,436	1,329
Total Liabilities	271,307	267,041

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and June 30, 2018	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,259,125 shares issued and outstanding as of September 30, 2018 and June 30, 2018	23	23
Additional paid-in capital	20,435	20,368
Retained earnings	13,547	13,277
Accumulated other comprehensive loss	(734)	(648)
Unearned Employee Stock Option Plan	(2,268)	(2,299)
Total Shareholders' Equity	31,003	30,721
Total Liabilities and Shareholders' Equity	$302,310	$297,762

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2018 and 2017; (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,
	2018	2017
Interest Income
Interest and fees on loans	$2,299	$1,350
Interest and dividends on investments:
Taxable	101	118
Nontaxable	75	65
Interest on mortgage-backed securities and collateralized mortgage obligations	103	85
Interest on interest-earning deposits	73	126
Total Interest Income	2,651	1,744
Interest Expense
Interest on deposits	514	216
Interest on advances from the Federal Home Loan Bank	99	30
Interest on securities sold under agreements to repurchase	1	1
Total Interest Expense	614	247
Net interest income	2,037	1,497
Provision (credit) for Loan Losses	59	(1)
Net interest income after provision (credit) for loan losses	1,978	1,498
Non-Interest Income
Fees for customer services	72	45
Increase in cash surrender value of bank-owned life insurance	40	34
Gain on sale of loans, net	901	1,236
Gain on sale of available-for-sale securities	—	34
Loss from derivative instruments	(317)	(390)
Change in fair value of loans held-for-sale	61	45
Other	1	1
Total Non-Interest Income	758	1,005
Non-Interest Expense
Salaries and employee benefits	1,260	1,155
Occupancy	254	265
Federal deposit insurance premiums	70	30
Data processing related operations	171	152
Real estate owned expense	—	21
Professional fees	201	172
Other expenses	422	384
Total Non-Interest Expense	2,378	2,179
Income before income taxes	358	324
Income Tax Expense	88	88
Net Income	$270	$236
Net Income per share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Ended September 30, 2018 and 2017 (Dollars in thousands)

	For the Three Months Ended September 30,
	2018	2017
Comprehensive Income, Net of Taxes
Net Income	$270	$236
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities (pre-tax ($122) and ($28), respectively)	(86)	(12)
Less: Reclassification for gains included in income (pre-tax $0 and $34, respectively) (1)	—	25
Other comprehensive loss	(86)	(37)
Comprehensive Income	$184	$199

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2018 and 2017 (Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance, July 1, 2018	2,259,125	$23	$20,368	$13,277	$(648)	$(2,299)	$30,721
ESOP shares committed to be released	—	—	3	—	—	31	34
Stock option expense	—	—	18	—	—	—	18
Restricted stock expense	—	—	46	—	—	—	46
Net income	—	—	—	270	—	—	270
Other comprehensive loss	—	—	—	—	(86)	—	(86)
Balance, September 30, 2018	2,259,125	$23	$20,435	$13,547	$(734)	$(2,268)	$31,003

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance, July 1, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441
ESOP share to be committed to be released	—	—	—	—	—	24	24
Net income	—	—	—	236	—	—	236
Other comprehensive loss	—	—	—	—	(37)	—	(37)
Balance, September 30, 2017	2,182,125	$22	$20,369	$13,783	$(148)	$(2,362)	$31,664

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Months Ended September 30,	2018	2017
Cash Flows from Operating Activities
Net income	$270	$236
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	75	53
Amortization of net deferred loan costs	42	21
Amortization of net securities premiums	29	44
Gain on sale of available-for-sale securities	—	(34)
Loss from derivative instruments	317	390
Provision (credit) for loan losses	59	(1)
Deferred income taxes	(6)	(82)
Amortization of deferred gain on sale-leaseback transaction	(4)	(4)
Earnings on bank owned life insurance	(40)	(34)
Stock base compensation	64	—
ESOP compensation expense	34	24
Loans held for sale:
Originations, net of prepayments	(44,160)	(42,481)
Proceeds from sales	42,827	46,011
Gain on sales	(901)	(1,236)
Change in fair value of loans held for sale	(61)	(45)
(Increase) decrease in:
Accrued interest receivable	(28)	(34)
Prepaid federal income taxes	72	155
Prepaid and other assets	(144)	(17)
Other liabilities	177	(9)
Net cash (used in) provided by operating activities	(1,378)	2,957
Cash Flows from Investing Activities
Net Increase in loans receivable	(12,582)	(26,650)
Activity in available-for-sale securities:
Proceeds from sales	—	11,158
Maturities and repayments	1,460	423
Activity in held-to-maturity securities:
Maturities and repayments	—	7
Purchase of equity securities	(500)	—
Purchases of restricted investment in bank stock	(1,257)	—
Redemption of restricted investment in bank stock	1,547	14
Purchases of bank-owned life insurance	—	(1,856)
Purchases of premises and equipment	(178)	(26)
Net cash used in investing activities	(11,510)	(16,930)
Cash Flows from Financing Activities
Net increase in deposits	15,656	778
Net decrease in advances from borrowers for taxes and insurance	(969)	(605)
Net (decrease) increase in securities sold under agreements to repurchase	(2,524)	830
Net (decrease) increase in short-term borrowing from Federal Home Loan Bank	(7,000)	—
Proceeds from long-term borrowings from Federal Home Loan Bank	—	3,000
Repayment of long-term borrowings from Federal Home Loan Bank	(1,000)	(3,000)
Net cash provided by financing activities	4,163	1,003
Decrease in Cash and Cash Equivalents	(8,725)	(12,970)
Cash and Cash Equivalents, beginning of year	14,745	28,577
Cash and Cash Equivalents, end of year	$6,020	$15,607
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$579	$331
Cash paid during the year for income taxes	$—	$—
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$—	$127

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of June 30, 2018 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on September 27, 2018. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or any other period.

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

Use of Estimates in the Preparation of Financial Statements

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments of securities (“OTTI”), interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale and the valuation of deferred tax assets.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

Adoption of New Accounting Standards.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue, and vice versa). These classification changes resulted in immaterial changes to both revenue and expense. The Company also determined that certain costs related to ATMs should be recorded as an expense rather than a reduction of revenue. This change did not have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 and its related amendments on its required effective date of July 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card costs and the ATM costs reclassifications noted above. See Note 10 Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on July 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see Note 5 Fair Value of Assets and Liabilities).

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this standard on July 1, 2018 with no material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company adopted this standard on July 1, 2018 with no material impact on our consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$961	$—	$(46)	$915
Corporate notes	5,803	—	(99)	5,704
Collateralized mortgage obligations - agency residential	13,799	—	(595)	13,204
Mortgage-backed securities - agency residential	3,827	—	(216)	3,611
Municipal securities	1,402	—	(21)	1,381
Bank CDs	4,492	—	(64)	4,428
	$30,284	$—	$(1,041)	$29,243

Investment securities held-to-maturity was comprised of the following:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,517	$—	$(5)	$2,512
Municipal securities	11,381	25	(271)	11,135
	$13,898	$25	$(276)	$13,647

Investment securities available-for-sale was comprised of the following:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,007	$—	$(40)	$967
Corporate notes	5,805	5	(102)	5,708
Collateralized mortgage obligations - agency residential	14,297	—	(503)	13,794
Mortgage-backed securities - agency residential	3,964	—	(186)	3,778
Municipal securities	1,701	—	(21)	1,680
Bank CDs	4,992	—	(72)	4,920
	$31,766	$5	$(924)	$30,847

Investment securities held-to-maturity was comprised of the following:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,519	$—	$(3)	$2,516
Municipal securities	11,386	34	(189)	11,231
	$13,905	$34	$(192)	$13,747

The scheduled maturities of securities available-for-sale and held-to-maturity at September 30, 2018 were as follows:

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,993	$2,975	$605	$604
Due from one to five years	7,205	7,087	3,040	3,014
Due from after five to ten years	1,502	1,453	7,237	7,095
Due after ten years	18,584	17,728	3,016	2,934
	$30,284	$29,243	$13,898	$13,647

Securities with a fair value of $9.1 million and $7.8 million at September 30, 2018 and June 30, 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were no proceeds from the sale of available-for-sale securities for the three months ended September 30, 2018. There were no gross realized gains or losses on such sales for the three months ended September 30, 2018.

Proceeds from the sale of available-for-sale securities for the three months ended September 30, 2017 were $11.2 million. Gross realized gains on such sales were approximately $39,000 and gross realized losses on such sales were $5,000 for the three months ended September 30, 2017.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2018 and June 30, 2018:

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$388	$(15)	$527	$(31)	$915	$(46)
Corporate notes	1,810	(41)	3,894	(58)	5,704	(99)
Collateralized mortgage obligations	8,515	(279)	4,689	(316)	13,204	(595)
Mortgage-backed securities	—	—	3,609	(216)	3,609	(216)
Municipal securities	298	(2)	1,083	(19)	1,381	(21)
Bank CDs	2,467	(27)	1,961	(37)	4,428	(64)
	$13,478	$(364)	$15,763	$(677)	$29,241	$(1,041)
Held-to-maturity:
Corporate notes	$512	$(5)	$—	$—	$512	$(5)
Municipal securities	6,787	(162)	2,820	(109)	9,607	(271)
	$7,299	$(167)	$2,820	$(109)	$10,119	$(276)

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$414	$(11)	$553	$(29)	$967	$(40)
Corporate notes	2,308	(45)	2,895	(57)	5,203	(102)
Collateralized mortgage obligations	8,798	(216)	4,996	(287)	13,794	(503)
Mortgage-backed securities	—	—	3,774	(186)	3,774	(186)
Municipal securities	299	(1)	1,082	(20)	1,381	(21)
Bank CDs	2,457	(35)	2,212	(37)	4,669	(72)
	$14,276	$(308)	$15,512	$(616)	$29,788	$(924)
Held-to-maturity:
Corporate notes	$516	$(3)	$—	$—	$516	$(3)
Municipal securities	5,542	(100)	3,375	(89)	8,917	(189)
	$6,058	$(103)	$3,375	$(89)	$9,433	$(192)

At September 30, 2018 and June 30, 2018, the investment portfolio included three U.S. Government securities, respectively, with total fair values of $915,000 and $1.0 million, respectively. Of these securities, three were in an unrealized loss position as of September 30, 2018 and June 30, 2018, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2018 and June 30, 2018, management found no evidence of other-than-temporary (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2018 and June 30, 2018, the investment portfolio included fifteen corporate notes with total fair values of $8.2 million at the end of each of period, respectively. Of these securities, thirteen and twelve were in an unrealized loss position as of September 30, 2018 and June 30, 2018. At the time of purchase and as of September 30, 2018 and June 30, 2018, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of September 30, 2018 and June 30, 2018, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2018 and June 30, 2018, the investment portfolio included forty-one collateralized mortgage obligations (“CMOs”) with total fair values of $13.2 million and $13.8 million, respectively. Of these securities, forty-one were in an unrealized loss position as of September 30, 2018 and June 30, 2018, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2018 and June 30, 2018, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2018 and June 30, 2018, the investment portfolio included fifteen mortgage backed securities (“MBS”) with a total fair value of $3.6 million and $3.8 million, respectively. Of these securities, thirteen and twelve were in an unrealized loss position as of September 30, 2018 and June 30, 2018, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2018 and June 30, 2018, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2018 and June 30, 2018, the investment portfolio included twenty-seven and twenty-eight municipal securities with a total fair value of $12.5 million and $12.9 million, respectively. Of these securities, twenty-three and twenty-one were in an unrealized loss position as of September 30, 2018 and June 30, 2018, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of September 30, 2018 and June 30, 2018, continue to maintain investment grade ratings. As of September 30, 2018 and June 30, 2018, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2018 and June 30, 2018, the investment portfolio included eighteen and twenty Bank Certificate of Deposits (“CDs”) with a total fair value of $4.4 million and $4.9 million, respectively. Of these securities, eighteen and nineteen were in an unrealized loss position as of September 30, 2018 and June 30, 2018, respectively. The Bank CDs are fully insured by the FDIC. As of September 30, 2018 and June 30, 2018, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

During September 2018, the Company purchased an equity security for $500,000. The Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at September 30, 2018:

	2018
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At September 30, 2018, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	September 30,	June 30,
(Dollars in thousands)	2018	2018
Residential:
One-to-four family	$195,753	$182,234
Home equity and HELOCs	4,230	4,921
Commercial:
Commercial real estate	10,438	10,804
Commercial business	3,729	4,059
Construction	3,230	2,907
Consumer:
Medical education	7,013	7,047
Other	3	31

	224,396	212,003

Less:
Unearned discounts, origination and commitment fees and costs	1,712	1,564
Allowance for loan losses	(931)	(871)

	$225,177	$212,696

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2018, the balance of the private education loans was $7.0 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. Recourse includes a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days. However, in June 2018, the Company was informed that the insurance company was declared insolvent by state insurance regulators and adopted a plan of liquidation. The default claims will continue to be filed with the insurance company’s liquidator if accounts reach the 180th day of delinquency. At September 30, 2018, there were no delinquent loans which required filing a claim. Any future claims that may be submitted would be subject to the available liquidated assets at that time. As such, there is no assurance that the future claims will be paid in part or in full.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $3,000 and $31,000 at September 30, 2018 and June 30, 2018, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended September 30, 2018 and 2017.

Allowance for Loan Losses	For the three months ended September 30, 2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$651	$—	$1	$43	$695	$—	$695
Home equity and HELOCs	39	—	—	2	41	—	41
Commercial:
Commercial real estate	65	—	—	(4)	61	—	61
Commercial business	65	—	—	(4)	61	14	47
Construction	15	—	—	1	16	—	16
Consumer:
Medical education	35	—	—	22	57	—	57
Other	1	—	—	(1)	—	—	—

	$871	$—	$1	$59	$931	$14	$917

Allowance for Loan Losses	For the three months ended September 30, 2017
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$—	$44	$(23)	$420	$—	$420
Home equity and HELOCs	38	—	—	1	39	—	39
Commercial:
Commercial real estate	89	(22)	—	18	85	—	85
Commercial business	58	—	—	10	68	13	55
Construction	9	—	—	(6)	3	—	3
Consumer:
Other	—	—	1	(1)	—	—	—

	$593	$(22)	$45	$(1)	$615	$13	$602

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. The Company allocated increased allowance for loan loss provisions to the residential one-to-four family for the three months ended September 30, 2018 compared to the same period in 2017, due primarily to the significant increase in the loan balance. In November 2017, the Bank entered into a loan purchase agreement for a portfolio of private medical education loans. The Company allocated increased allowance for loan loss provisions to the medical education loans for the three months ended September 30, 2018 primarily as a result of the increase in quantitative factors impacted by increased past due loan balances.

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2018 and June 30, 2018:

September 30, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$195,753	$1,321	$194,432
Home equity and HELOCs	4,230	105	4,125
Commercial
Commercial real estate	10,438	394	10,044
Commercial business	3,729	147	3,582
Construction	3,230	—	3,230
Consumer:
Medical education	7,013	—	7,013
Other	3	—	3

	$224,396	$1,967	$222,429

June 30, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$182,234	$1,429	$180,805
Home equity and HELOCs	4,921	105	4,816
Commercial
Commercial real estate	10,804	398	10,406
Commercial business	4,059	153	3,906
Construction	2,907	—	2,907
Consumer:
Medical education	7,047	—	7,047
Other	31	—	31
	$212,003	$2,085	$209,918

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2018 and June 30, 2018:

	September 30, 2018			June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,321	$1,478	$—	$1,429	$1,592	$—
Home equity and HELOCs	105	106	—	105	106	—
Commercial:
Commercial real estate	394	394	—	398	398	—
	1,820	1,978	—	1,932	2,096	—
With an allowance recorded
Commercial:
Commercial business	147	149	14	153	154	14
	147	149	14	153	154	14
	$1,967	$2,127	$14	$2,085	$2,250	$14

The following table presents additional information regarding the impaired loans for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,
	2018		2017
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,427	$—	$1,207	$2
Home equity and HELOCs	122	—	191	—
Commercial:
Commercial real estate	418	11	501	6
	1,967	11	1,899	8
With an allowance recorded
Residential:
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	158	2	171	2
	158	2	171	2
	$2,125	$13	$2,070	$10

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $21,000 and $22,000 for the three months ended September 30, 2018 and 2017, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2018 and June 30, 2018:

	September 30,	June 30,
(Dollars in thousands)	2018	2018
Residential:
One-to-four family	$1,403	$1,429
Home equity and HELOCs	105	105
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	—	—
Other	—	—

	$1,508	$1,534

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2018 and June 30, 2018:

	September 30, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$193,741	$—	$2,012	$—	$195,753
Home equity and HELOCs	4,125	—	105	—	4,230
Commercial:
Commercial real estate	9,830	214	394	—	10,438
Commercial business	3,458	—	271	—	3,729
Construction	3,230	—	—	—	3,230
Consumer:
Medical education	7,013	—	—	—	7,013
Other	3	—	—	—	3
	$221,400	$214	$2,782	$—	$224,396

	June 30, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$180,248	$—	$1,986	$—	$182,234
Home equity and HELOCs	4,816	—	105	—	4,921
Commercial:
Commercial real estate	10,190	216	398	—	10,804
Commercial business	3,773	—	286	—	4,059
Construction	2,907	—	—	—	2,907
Consumer:
Medical education	7,047	—	—	—	7,047
Other	31	—	—	—	31
	$209,012	$216	$2,775	$—	$212,003

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2018 and June 30, 2018:

	September 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$571	$347	$1,043	$1,961	$193,792	$195,753	$—
Home equity and HELOCs	—	—	105	105	4,125	4,230	—
Commercial:
Commercial real estate	—	—	—	—	10,438	10,438	—
Commercial business	—	—	—	—	3,729	3,729	—
Construction	—	—	—	—	3,230	3,230	—
Consumer:
Medical education	885	108	178	1,171	5,842	7,013	178
Other	—	—	—	—	3	3	—

	$1,456	$455	$1,326	$3,237	$221,159	$224,396	$178

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$595	$412	$800	$1,807	$180,427	$182,234	$—
Home equity and HELOCs	—	—	105	105	4,816	4,921	—
Commercial:
Commercial real estate	—	—	—	—	10,804	10,804	—
Commercial business	—	—	—	—	4,059	4,059	—
Construction	—	—	—	—	2,907	2,907	—
Consumer:
Medical education	152	62	24	238	6,809	7,047	24
Other	—	—	—	—	31	31	—

	$747	$474	$929	$2,150	$209,853	$212,003	$24

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

As of September 30, 2018 and June 30, 2018, the Company had two loans identified as TDRs totaling $296,000 and $304,000, respectively.  At September 30, 2018 and June 30, 2018, all of the TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended September 30, 2018. No additional loan commitments were outstanding to these borrowers at September 30, 2018 and June 30, 2018. At both September 30, 2018 and June 30, 2018, there was a specific reserve of $14,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2018:

	As of September 30, 2018
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$149	$—	$149
Commercial business	1	147	—	147
Total	2	$296	$—	$296

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2018:

	As of June 30, 2018
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$151	$—	$151
Commercial business	1	153	—	153
Total	2	$304	$—	$304

The carrying amount of residential mortgage loans in the process of foreclosure was $562,000 and $565,000 at September 30, 2018 and June 30, 2018, respectively.

5. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2018 and June 30, 2018 and for the three months ended September 30, 2018 and 2017. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of September 30, 2018 and June 30, 2018 (in thousands):

September 30, 2018
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$276	$11,263
Forward loan sales commitments	Mortgage banking derivatives	123	4,624
To Be Announced securities ("TBAs")	Mortgage banking derivatives	31	7,250

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$34	$4,100
Forward loan sales commitments	Other liabilities	10	467
TBA securities	Other liabilities	24	10,750

June 30, 2018
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$642	$20,589
Forward loan sales commitments	Mortgage banking derivatives	175	4,687
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$56	$6,795
Forward loan sales commitments	Other liabilities	4	1,522
TBA securities	Other liabilities	78	17,750

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended September 30, 2018 and September 30, 2017 (in thousands):

		Gain/(Loss)
		Three Months Ended
	Consolidated Statements of Income Presentation	September 30, 2018	September 30, 2017
Interest rate lock commitments	Loss from derivative instruments	$(344)	$(369)
Forward loan sales commitments	Loss from derivative instruments	(58)	(8)
To Be Announced securities	Gain (loss) from derivative instruments	85	(13)
	Total loss from derivative instruments	$(317)	$(390)

6. FAIR VALUE PRESENTATION

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2018 and June 30, 2018:

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$915	$—	$915
Corporate notes	—	5,209	495	5,704
Collateralized mortgage obligations - agency residential	—	13,204	—	13,204
Mortgage-backed securities - agency residential	—	3,611	—	3,611
Municipal securities	—	1,381	—	1,381
Bank CDs	—	4,428	—	4,428
Loans held for sale	—	15,853	—	15,853
Forward loan sales commitments	—	123	—	123
TBA securities	—	31	—	31
Interest rate lock commitments	—	—	276	276
	$—	$44,755	$771	$45,526

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$967	$—	$967
Corporate notes	—	5,214	494	5,708
Collateralized mortgage obligations - agency residential	—	13,794	—	13,794
Mortgage-backed securities - agency residential	—	3,778	—	3,778
Municipal securities	—	1,680	—	1,680
Bank CDs	—	4,920	—	4,920
Loans held for sale	—	13,558	—	13,558
Forward loan sales commitments	—	175	—	175
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	642	642
	$—	$44,086	$1,136	$45,222

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of September 30, 2018 and June 30, 2018.

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$10	$—	$10
TBA securities	—	24	—	24
Interest rate lock commitments	—	—	34	34

Liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized below.

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$4	$—	$4
TBA securities	—	78	—	78
Interest rate lock commitments	—	—	56	56

The following tables represent the change in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2018 and 2017:

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2018	$—	$494	$642	$(56)
Total gains (unrealized):
Included in other comprehensive income	—	1	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(366)	22
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: September 30, 2018	$—	$495	$276	$(34)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total losses (unrealized):
Included in other comprehensive income	—	14	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	(374)	4
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: September 30, 2017	$243	$982	$412	$(15)

There were no assets measured at fair value on a nonrecurring basis at September 30, 2018 and June 30, 2018.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of September 30, 2018 and June 30, 2018:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
September 30, 2018	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,020	$6,020	$6,020	$—	$—
Investment securities held-to-maturity	13,898	13,647	—	11,647	2,000
Equity securities	500	500	—	—	500
Loans receivable, net (1)	225,177	215,789	—	—	215,789
Bank-owned life insurance	6,056	6,056	6,056	—	—
Restricted investment in bank stock	900	900	900	—	—
Accrued interest receivable	968	968	968	—	—
Liabilities:
Deposits	$251,059	$251,109	$178,135	$72,974	$—
Advances from the FHLB	14,000	13,787	7,000	6,787	—
Securities sold under agreements to repurchase	3,215	3,212	3,212	—	—
Accrued interest payable	109	109	109	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

(1) In accordance with the prospective adoption of ASU No. 2016-01, the fair value of the loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2018	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,475	$14,475	$14,475	$—	$—
Investment securities held-to-maturity	13,905	13,747	—	11,747	2,000
Loans receivable, net	212,696	205,026	—	—	205,026
Bank-owned life insurance	6,016	6,016	6,016	—	—
Restricted investment in bank stock	1,190	1,190	1,190	—	—
Accrued interest receivable	940	940	940	—	—
Liabilities:
Deposits	$235,403	$232,905	$191,953	$40,952	$—
Advances from the FHLB	22,000	21,807	10,000	11,807	—
Securities sold under agreements to repurchase	5,739	5,734	5,734	—	—
Accrued interest payable	74	74	74	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at September 30, 2018. During the three months ended June 30, 2018, a Bank CD was transferred out of Level 3 as the Company determined there were the significant observable inputs to classify the Bank CD as sufficiently observable. Therefore, at June 30, 2018, the Bank CD was transferred into a Level 2 valuation.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2018 and June 30, 2018:

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

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of September 30, 2018 and June 30, 2018 (in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2018	$15,853	$15,513	$340
June 30, 2018	$13,558	$13,279	$279

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2018 or June 30, 2018.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level III measurement. At September 30, 2018 and June 30, 2018, the fair value of the collateral exceeded the carrying amount of the loan; therefore there are no impaired loans currently being carried at its fair value.

Bank-Owned Life Insurance

The carrying amount of the investment in bank-owned life insurance approximates its cash surrender value under the insurance policies.

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

7. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2018 and September 30, 2017.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017
Balance at beginning period	$(648)	$(111)
Unrealized holding losses on available-for-sale securities before reclassification	(86)	(12)
Amount reclassified for investment securities gains included in net income	—	(25)
Net current-period other comprehensive loss	(86)	(37)
Balance at ending period	$(734)	$(148)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 41.3% for the three months ended September 30, 2018 and 2017, respectively.

The following table present reclassifications out of AOCI by component for the three months ended September 30, 2018 and September 30, 2017.

	For the three months ended
	September 30, 2018	September 30, 2017
(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)
Net unrealized gain on available-for securities (1)	$—	$34	Gain on sale of investment available-for-sale securities, net
	—	(9)	Income tax expense
	$—	$25

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

8. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2018, there were 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at September 30, 2018. The 198,000 stock options outstanding were not included in the computation of diluted net income per share for the three months ended September 30, 2018 as their effect would have been anti-dilutive. For the three months ended September 30, 2017, there were no stock options or other convertible instruments outstanding for the year. Therefore, there is no effect of dilution on the Company’s earnings per share for the three months ended September 30, 2017.

The calculation of EPS for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except per share data):

	For the Three Months Ended September 30
	2018	2017
Net income (basic and diluted)	$270	$236
Weighted average number of shares issued	2,259,125	2,182,125
Less weighted average number of unearned ESOP shares	(164,096)	—
Less weighted average number of unvested restricted stock awards	(75,207)	—
Basic weighted average shares outstanding	2,019,822	2,182,125
Add dilutive effect of restricted stock awards	347	—
Diluted weighted average shares outstanding	2,020,169	2,182,125

Net income per share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

9. EMPLOYEE BENFITS

The Company adopted the Huntingdon Valley Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Eligible employees who have attained age 21 may participate in the ESOP on the later of the effective date of the ESOP or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

During the year ended June 30, 2017, the ESOP purchased 8% of the total shares issued in the Company’s initial public offering which equates to 174,570 shares of the Company’s common stock in the open market ranging from $12.50 per share to $14.21 per share for a weighted average price per share of $13.92, and a total purchase price of $2,430,000.

The following table presents the components of the ESOP Shares at September 30, 2018:

2018
Allocated shares	8,729
Committed shares	6,545
Unreleased shares	159,296

Total ESOP shares	174,570

Fair value of unreleased shares (in thousands)	$2,546

Equity Incentive Plan

The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) at a Special Meeting of shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the 2018 Equity Incentive Plan. Of the 305,497 authorized shares, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Equity Incentive Plan pursuant to the exercise of stock options is 218,212 shares, and the maximum number of shares of the Company’s common stock that may be issued as restricted stock awards or restricted stock units is 87,285 shares.

On June 13, 2018, the Compensation Committee of the Board of Directors authorized the grant of 275,000 shares which included 43,000 incentive stock options to employees, 125,000 incentive stock options to officers, 30,000 non-qualified stock options to outside directors, 12,000 shares of restricted stock to employees, 50,000 shares of restricted stock to officers and 15,000 shares of restricted stock to outside directors under the 2018 Equity Incentive Plan. The restricted shares and stock options vest over a seven year period.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2018, there were 30,497 shares available for future awards under this plan, which includes 10,285 shares available for restricted stock awards.

Stock option expense was $18,000 for the three months ended September 30, 2018. The Company did not record any stock option expense for the three months ended September 30, 2017. At September 30, 2018, total unrecognized compensation cost related to stock options was $341,000.

A summary of the Company’s stock option activity and related information for the three months ended September 30, 2018 was as follows:

2018
	Options	Weighted- Average Exercise Price	Average Intrinsic Value (in thousands)
Outstanding, July 1	198,000	$14.80	$3,960
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30	198,000	$14.80	$3,960
Exercisable, September 30	—	$—	$—

The weighted average remaining contractual life was 9.7 years at September 30, 2018 and the grant-date fair value of stock options of $1.81 was estimated using the Black-Scholes Option-Pricing Model.

Restricted stock expense for the three months ended September 30, 2018 was $46,000.  The Company did not record any restricted stock expense for the three months ended September 30, 2017.  At September 30, 2018, the expected future compensation expense relating to non-vested restricted stock outstanding was $1.1 million.

A summary of the Company’s restricted stock activity and related information for the three months ended September 30, 2018 was as follows:

	2018
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, July 1	77,000	$14.80

Granted	—	—
Forfeited	—	—
Non-vested at September 30	77,000	$14.80

10. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $20.4 million at September 30, 2018 for which we received approximately $37,000 in fees for customer services which is included in the three months ended September 30, 2018.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement will terminate on December 31, 2019. The Company has paid $15,000 in consulting fees to the director for the three months ended September 30, 2018.

11. REVENUE RECOGNITION

On July 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as income from bank owned life insurance, sales of investment securities, mortgage banking activities, and certain items within other income are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such deposit related fees, interchange fees, and fees income received in exchange for customer’s deposits sourced with a deposit placement network. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.

The following table presents noninterest income for the three months ended September 30, 2018 and 2017:

(Dollars in thousands)	Three Months Ended September 30,
Non-Interest Income	2018	2017
Fees for Customer Service
Fee income	$39	$—
Insufficient fund fees	16	19
Other service charges	15	24
ATM interchange fee income	2	2
Total Fees for Customer Service	72	45
Increase in cash surrender value of bank-owned life insurance	40	34
Gain on sale of loans, net	901	1,236
Gain on sale of available-for-sale securities	—	34
Loss from derivative instruments	(317)	(390)
Change in fair value for loans held-for-sale	61	45
Other	1	1
Total Non-Interest Income	$758	$1,005

The following is a discussion of key revenues of fees for customer services that are within the scope of the new revenue guidance:

•     Fee income – Fee income primarily consists of a fee received for placing customer deposits in a deposit placement network such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The Company acts as an intermediary between the customer and the deposit placement network. The Company’s performance obligation is generally satisfied upon placement of the customer’s deposit in deposit placement network.

•     Insufficient fund fees and other service charges– Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees. These revenues are included in insufficient funds fees and other service charges in the table above.

•     ATM interchange and fee income – ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder used a Company’s ATM. The Company’s performance obligation for ATM fee income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees for customer services, gain or loss from derivative instruments and change in fair value of loans held for sale. Non-interest expense primarily consists of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees, and other expenses.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2018 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended June 30, 2018.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2018 and June 30, 2018, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended June 30, 2018.

Comparison of Statements of Financial Condition at September 30, 2018 and at June 30, 2018

Total Assets

Total assets increased $4.5 million, or 1.5%, to $302.3 million at September 30, 2018 from $297.8 million at June 30, 2018.  The increase was primarily the result of increases of $12.5 million in loans receivable, and $2.3 million in loans held for sale, partially offset by decreases in cash and cash equivalents of $8.7 million and $1.7 million in investment securities.

Cash and cash equivalents

Cash and cash equivalents decreased $8.7 million, or 59.2%, to $6.0 million at September 30, 2018 from $14.7 million at June 30, 2018, primarily as a result of funding loans as part of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. We originated approximately $9.7 million in adjustable-rate jumbo one- to four-family residential real estate loans for the three months ended September 30, 2018.

Investment Securities

Investment securities decreased by $1.7 million or 3.68%, to $43.1 million at September 30, 2018 from $44.8 million at June 30, 2018. The decrease was primarily due to maturities and principal repayments of $1.5 million during the three months ended September 30, 2018. At September 30, 2018, our held-to-maturity portion of the securities portfolio, at amortized cost, was $13.9 million, and our available-for-sale portion of the securities portfolio, at fair value, was $29.2 million compared to our held-to-maturity portion of the securities portfolio of $13.9 million and our available-for-sale portion of the securities portfolio of $30.9 million at June 30, 2018.

During September 2018, the Company purchased an equity security for $500,000 (see note 4 Equity securities for further discussion.)

Net Loans

Net loans increased $12.5 million, or 5.9%, to $225.2 million at September 30, 2018 from $212.7 million at June 30, 2018. One- to four-family residential real estate loans increased $13.6 million, or 7.5%, to $195.8 million at September 30, 2018 from $182.2 million at June 30, 2018 as a result of our continued strategic emphasis on growing our adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans decreased by $366,000 from $10.8 million at June 30, 2018 to $10.4 million at September 30, 2018. Commercial business loans decreased by $330,000 from $4.1 million at June 30, 2018 to $3.7 million at September 30, 2018. Construction loans increased $323,000 to $3.2 million at September 30, 2018 from $2.9 million at June 30, 2018. Home equity and HELOC loans decreased by $691,000 from $4.9 million at June 30, 2018 to $4.2 million at September 30, 2018 primarily as a result of payoff of loans.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2018, the balance of the private education loans was $7.0 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. The purchased private student loans had recourse which included a fully paid insurance wrap for the life of the loan provided by an insurance company who is required to repurchase loans delinquent over 180 days. However, in June 2018, the Company was informed that the insurance company who is required to repurchase loans delinquent over 180 days was declared insolvent and adopted a plan of liquidation. The default claims will continue to be filed with the insurance company’s liquidator once accounts reach the 180th day of delinquency. At September 30, 2018, there were no delinquent loans which required filing a claim. Any future claims that may be submitted would be subject to the available liquidated assets at that time. As such, there is no assurance that the future claims will be paid in part or in full.

Loans Held For Sale

Loans held for sale increased $2.3 million, or 16.9%, to $15.9 million at September 30, 2018 from $13.6 million at June 30, 2018 as the pipeline of one- to four-family residential real estate loans increased during the three months ended September 30, 2018.

Deposits

Deposits increased $15.7 million, or 6.7%, to $251.1 million at September 30, 2018 from $235.4 million at June 30, 2018. Our core deposits (consisting of demand deposits, money market, pass book and statement and checking accounts) decreased $14.3 million, or 7.4%, to $177.7 million at September 30, 2018 from $192.0 million at June 30, 2018. This decrease during the three months ended September 30, 2018 was primarily a result of a decrease in organic core deposit growth. Certificates of deposit increased $29.9 million, or 68.7%, to $73.4 million at September 30, 2018 from $43.5 million at June 30, 2018. The increase in certificate of deposits was primarily the result of the purchase of $29.0 million in certificates of deposit issued through brokers during the three months ended September 30, 2018 which had a total balance of $31.0 million at September 30, 2018. The proceeds of $29.0 million from the certificates of deposit issued through brokers during the three months ended September 30, 2018 was used in part to fund the loan growth of the portfolio and to repay advances from the Federal Home Loan Bank.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $8.0 million, or 36.4%, from $22.0 million at June 30, 2018 to $14.0 million at September 30, 2018 as a result of net decreases in short-term borrowings of $7.0 million and repayments of $1.0 million in long-term borrowing.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased approximately $2.5 million, or 43.9%, to $3.2 million at September 30, 2018 from $5.7 million at June 30, 2018 as a result of an increase in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $282,000 to $31.0 million at September 30, 2018 compared to $30.7 million at June 30, 2018 primarily as a result of net income of $270,000 for the three months ended September 30, 2018, share based compensation expense of $64,000 and ESOP shares committed to be released of $34,000 partially offset by other comprehensive losses of $86,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio as a result of rising interest rates during the three months ended September 30, 2018.

Comparison of Statements of Income for the Three Months Ended September 30, 2018 and 2017

General

Net income increased $34,000 to $270,000 for the three months ended September 30, 2018 from $236,000 for the three months ended September 30, 2017.  The increase in net income for the three months ended September 30, 2018 was primarily due to an increase of $540,000 in net interest income partially offset by a decrease in non-interest income of $247,000 and increases of $199,000 in non-interest expense and $60,000 in provision for loan losses compared to the same period in 2017.

Interest Income

Total interest income increased $907,000, or 52.0%, to $2.6 million for the three months ended September 30, 2018 from $1.7 million for the three months ended September 30, 2017. The increase was primarily the result of an increase in interest and fees on loans of $949,000 and an increase in interest on mortgage-backed securities and collateralized mortgage obligations of $18,000 partially offset by a decrease in interest on interest-earning deposits with banks of $53,000.  Total average interest-earning assets increased $84.2 million to $291.5 million for the three months ended September 30, 2018 from $207.3 million for the same period in 2017 primarily as a result of an increase in the average balance of loans of $96.2 million partially offset by a $7.6 million decrease in the average balance of interest-earning deposits with banks and a decrease in the average balance of investment securities of $4.9 million. The average yield on our interest-earning assets increased 27 basis points to 3.64% for the three months ended September 30, 2018 as compared to 3.37% for the three months ended September 30, 2017 primarily as a result of a higher average yield on investment securities and restricted investment in bank stock.

Interest and fees on loans increased $949,000 to $2.3 million for the three months ended September 30, 2018 from $1.4 million for the same period in 2017. This increase was primarily due to an increase in average loans outstanding of $96.2 million, which increased to $234.5 million for the three months ended September 30, 2018 from $138.3 million for the three months ended September 30, 2017 as a result of an increase in the average balance of one-to four-family residential loans.  The average yield on loans remained relatively flat at 3.92% for the three months ended September 30, 2018 and 3.90% for the three months ended September 30, 2017.

Interest income on interest-earning deposits decreased by $53,000 to $73,000 for the three months ended September 30, 2018, from $126,000 for the three months ended September 30, 2017. The decrease was primarily due to a decrease in the average balance of interest-earning deposits of $7.6 million to $11.6 million for the three months ended September 30, 2018 from $19.2 million for the three months ended September 30, 2017 primarily as the result of the deployment of liquidity into loans. In addition, there was a decrease in the average yield on interest-earning deposits with banks which decreased 10 basis points, to 2.52% for the three months ended September 30, 2018 from 2.62% for the three months ended September 30, 2017.

Interest on investment securities remained flat at $261,000 for the three months ended September 30, 2018 and 2017, respectively. Interest on investment securities remained flat as a result of an increase in interest income on mortgage backed securities and collateralized mortgage obligation securities which increased by $18,000 or 21.1%, to $103,000 for the three months ended September 30, 2018, from $85,000 for the three months ended September 30, 2017 offset by a decrease in interest income on U.S. Government Agency securities, corporate bonds and municipal securities of $18,000 or 10.2% to $158,000 for the three months ended September 30, 2018, from $176,000 for the three months ended September 30, 2017. The average yield on total securities increased 24 basis points to 2.36% for the three months ended September 30, 2018 from 2.12% for the same period in 2017, as increased market rates resulted in higher yielding investments.  The average balance of investment securities decreased by $4.9 million to $44.2 million for the three months ended September 30, 2018, from $49.1 million for the three months ended September 30, 2017.

Interest Expense

Total interest expense increased $367,000 to $614,000 for the three months ended September 30, 2018 from $247,000 for the three months ended September 30, 2017, primarily due to a $298,000 increase in interest expense on deposits and a $69,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $298,000 to $514,000 for the three months ended September 30, 2018 from $216,000 for the three months ended September 30, 2017 primarily as a result of an increase in average interest bearing deposits of $65.4 million to $224.3 million during the three months ended September 30, 2018 as compared to $158.9 million for the three months ended September 30, 2017. The increase in the average balance of interest bearing deposits was primarily as a result of a $36.7 million increase in the average balance of our core deposit accounts and a $28.7 million increase in the average balance of our certificates of deposit. The increase in the average balance of our core deposits was primarily a result of core deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 92 basis points for the three months ended September 30, 2018 compared to 54 basis points for the three months ended September 30, 2017. The average rate paid on money market deposits increased 24 basis points from 0.34% for the three months ended September 30, 2017 to 0.58% for the three months ended September 30, 2018. During the fiscal year 2018, the Company updated our product offerings and phased out offering NOW accounts to our customers and currently is offering demand deposits. The increase in the balance of our certificates of deposits of $28.8 million from $28.2 million for the three months ended September 30, 2017 to $57.0 million for the three months ended September 30, 2018 was primarily the result of the Company issuing certificates of deposit through brokers. The average cost of certificates of deposit increased by 73 basis points to 1.79% for the three months ended September 30, 2018 as compared to 1.06% for the three months ended September 30, 2017. The increase in the average cost of certificates of deposit for the three months ended September 30, 2018 was the result of increases in short term market interest rates as compared to the three months ended September 30, 2017.

Interest expense on advances from the Federal Home Loan Bank increased $69,000 to $99,000 for the three months ended September 30, 2018 from $30,000 for the three months ended September 30, 2017 as a result of increases in the average balance of the Federal Home Loan Bank advances as well as the average rate on the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances increased $10.3 million to $19.8 million for the three months ended September 30, 2018 from $9.5 million for the three months ended September 30, 2017 primarily due to an increase in loan funding requirements. In addition, the average rate on the Federal Home Loan Bank advances increased to 2.00% for the three months ended September 30, 2018 from 1.27% for the three months ended September 30, 2017 due to increases in advance rates.

Net Interest Income

Net interest income increased approximately $540,000 or 36.1%, to $2.0 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017 as a result of our net interest-earning assets increasing $8.5 million to $45.3 million for the three months ended September 30, 2018 from $36.8 million for the three months ended September 30, 2017. Our interest rate spread decreased by 15 basis points to 2.64% for the three months ended September 30, 2018 from 2.79% for the three months ended September 30, 2017.  Our net interest margin decreased by 10 basis points from 2.89% for the three months ended September 30, 2017 to 2.79% for the three months ended September 30, 2018.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$234,531	$2,299	3.92%	$138,304	$1,350	3.90%
Interest-earning deposits with banks	11,583	73	2.52%	19,211	126	2.62%
Investment securities	44,225	261	2.36%	49,134	261	2.12%
Restricted investment in bank stock	1,182	18	6.09%	655	7	4.27%
Total interest-earning assets	291,521	2,651	3.64%	207,304	1,744	3.37%
Non-interest-earning assets	10,113			8,495
Total assets	$301,634			$215,799

Interest-bearing liabilities:
Demand deposits	$98,752	175	0.71%	$—	0	0.00%
NOW accounts (6)	—	0	0.00%	35,874	17	0.19%
Money market deposit accounts	30,276	44	0.58%	32,112	27	0.34%
Passbook and statement savings accounts	29,285	17	0.23%	33,070	23	0.28%
Checking accounts-Municipal	9,017	23	1.02%	29,620	74	1.00%
Certificates of deposit	56,990	255	1.79%	28,241	75	1.06%
Total deposits	224,320	514	0.92%	158,917	216	0.54%
Federal Home Loan Bank advances	19,756	99	2.00%	9,471	30	1.27%
Securities sold under agreements to repurchase	2,146	1	0.19%	2,109	1	0.19%
Total interest-bearing liabilities	246,222	614	1.00%	170,497	247	0.58%
Non-interest-bearing liabilities:
Checking	22,102			12,155
Other	2,467			1,585
Total liabilities	270,791			184,237
Shareholders' Equity	30,843			31,562
Total liabilities and Shareholders' equity	$301,634			$215,799

Net interest income		$2,037			$1,497
Interest rate spread (2)			2.64%			2.79%
Net interest-earning assets (3)	$45,299			$36,807
Net interest margin (4)			2.79%			2.89%
Average interest-earning assets to average interest-bearing liabilities	118.40%			121.59%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	During the year ended June 30, 2018, the Company updated our product offerings and phased out offering NOW accounts to our customers.

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

	For the Three Months Ended September 30, 2018 vs 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$922	$27	$949
Interest-earning deposits with banks	(38)	(15)	(53)
Investment securities	(43)	43	—
Restricted investment in bank stock	4	7	11
Total interest-earning assets	845	62	907
Interest-bearing liabilities:
Demand deposits	—	175	175
NOW accounts (1)	(17)	—	(17)
Money market deposit accounts	(3)	20	17
Passbook and statement savings accounts	(16)	10	(6)
Checking accounts-Municipal	(7)	(44)	(51)
Certificates of deposit	49	131	180
Total deposits	6	292	298
Federal Home Loan Bank advances	22	47	69
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	28	339	367
Change in net interest income	$817	$(277)	$540

(1)	During the year ended June 30, 2018, the Company updated our product offerings and phased out offering NOW accounts to our customers.

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

Provision for loan losses increased by $60,000 to $59,000 for the three months ended September 30, 2018, from a credit of $1,000 for the three months ended September 30, 2017 primarily as a result of an increase in average loans outstanding of $96.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, there were no total charge-offs and recoveries of $1,000 were received. During the three months ended September 30, 2017, total charge-offs of $22,000 were recorded and $45,000 of recoveries were received.

Non-Interest Income

Non-interest income decreased $247,000, or 24.6%, to $758,000 for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017. The decrease in non-interest income was primarily due to a decrease in the gain on sales of loans of $335,000 to $901,000 for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017. This was primarily due to lower sales of loans and reduced margin on loans sold when compared to the same period in 2017. This decrease in non-interest income was partially offset by a decrease in loss from derivative instruments which decreased $73,000 to a loss of ($317,000) for the three months ended September 30, 2018 from a loss of ($390,000) for the three months ended September 30, 2017 due to decreased volume of locked loans associated with hedging. In addition, fees for customer services increased $27,000 to $72,000 for the three months ended September 30, 2018 from $45,000 for the three months ended September 30, 2017 primarily as a result of income received in exchange for customers’ deposits sourced with a deposit placement network.

Non-Interest Expense

Non-interest expense increased $199,000, or 9.1% to $2.4 million for the three months ended September 30, 2018 from $2.2 million for the three months ended September 30, 2017 primarily as a result of an $105,000 increase in salaries and employee benefits, a $67,000 increase in professional and other expenses and a $40,000 increase in federal deposit insurance premiums. Salaries and employee benefits expense increased by $105,000 to $1.3 million for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017 primarily as a result of the expansion in our administration department to support our operations as well as share based compensation expense of approximately $52,000 for the three months ended September 30, 2018. The professional fees and other expenses increased $67,000, or 12.1%, to $623,000 for the three months ended September 30, 2018 from $556,000 for the three months ended September 30, 2017 due to increases in consulting fees for strategic planning, accounting and auditing fees and fees related to deposits obtained through a deposit placement network on a reciprocal basis. In addition, included in other expenses is share based compensation expense of approximately $12,000 related to our board of directors. Federal deposit insurance premiums increased approximately $40,000 to $70,000 for the three months ended September 30, 2018 from $30,000 for the three months ended September 30, 2017 as a result of the increase in the deposit balance which was $251.1 million at September 30, 2018 compared to $171.3 million at September 30, 2017.

Income Tax Expense

Income tax expense remained flat at $88,000 for the three months ended September 30, 2018 and 2017, respectively. Federal income taxes included in total taxes for the three months ended September 30, 2018 were $66,000 with an effective federal tax rate of 19.6% as compared to $73,000 with an effective federal tax rate of 23.6% for the three months ended September 30, 2017. The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the same period a year ago was primarily due to the passage of the Tax Cuts and Jobs Act which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

Pennsylvania state tax expense increased $7,000 to $22,000 for the three months ended September 30, 2018 from $15,000 for the three months ended September 30, 2017 with effective rates of 6.1% and 4.6%, respectively.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.7 million, or 0.56% of total assets, at September 30, 2018. There were no non-accruing troubled debt restructurings at September 30, 2018 and June 30, 2018. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  We had three accruing loans past due 90 days or more at September 30, 2018 and one loan accruing past due 90 days or more at June 30, 2018.

	At September 30,	At June 30,
	2018	2018
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,403	$1,429
Home equity & HELOCs	105	105
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer	—	—
Total non-accrual loans	1,508	1,534

Loans accruing past 90 days:
Consumer and other:
Medical education	178	24

Total non-performing loans	1,686	1,558

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$1,686	$1,558

Ratios:
Total non-performing loans to total loans receivable	0.75%	0.73%
Total non-performing loans to total assets	0.56%	0.52%
Total non-performing assets to total assets	0.56%	0.52%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$871	$593

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial real estate	—	(22)
Commercial business	—	—
Construction	—	—
Consumer	—	—
Total charge-offs	—	(22)

Recoveries:
Residential:
One- to four-family	1	44
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer	—	1
Total recoveries	1	45

Net recoveries (Charge-offs)	1	23
Provision for loan losses	59	(1)
Balance at end of period	$931	$615

Ratios:
Net recoveries to average loans outstanding	0.00%	0.02%
Allowance for loan losses to non-performing loans at end of period	55.22%	48.89%
Allowance for loan losses to total loans at end of period	0.41%	0.44%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $14.0 million outstanding with unused borrowing capacity of $122.9 million as of September 30, 2018. Additionally, at September 30, 2018, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.0 million at September 30, 2018. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the three months ended September 30, 2018 and 2017.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2018.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $6.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $29.2 million at September 30, 2018.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash (used in) provided by operating activities was ($1.4) million and $3.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $11.5 million and $16.9 million for the three months ended September 30, 2018 and September 30, 2017, respectively. During the three months ended September 30, 2018, there were no sales of available-for-sale securities compared to $11.2 million sold in securities available-for-sale for the three months ended September 30, 2017.  Net cash provided by financing activities was $4.2 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, which consisted primarily of increases in deposits of $15.7 million and $778,000 offset by net repayments of $8.0 million for borrowing from the Federal Home Loan Bank and proceeds of $3.0 million and repayments of ($3.0) million from the Federal Home Loan Bank for the three months ended September 30, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2018, totaled $58.4 million of total deposits which included brokered certificates of deposit of $31.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2018 and June 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2018, the Bank met all the capital adequacy requirements to which it was subject. At September 30, 2018, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2018 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total risk-based capital (to risk-weighted assets)	$25,414	15.4%	$>13,200	> 8.0%	$>16,500	>10.0%
Tier 1 capital (to risk-weighted assets)	24,484	14.8	>9,900	> 6.0%	>13,200	> 8.0%
Tier 1 capital (to average assets)	24,484	8.3	>11,777	> 4.0%	>14,721	> 5.0%
Tier 1 common equity (to risk -weighted assets)	24,484	14.8	>7,425	> 4.5%	>10,725	> 6.5%

As of June 30, 2018
Total risk-based capital (to risk-weighted assets)	$25,050	15.6%	$>12,874	> 8.0%	$>16,092	>10.0%
Tier 1 capital (to risk-weighted assets)	24,179	15.0	>9,655	> 6.0%	>12,874	> 8.0%
Tier 1 capital (to average assets)	24,179	8.8	>11,031	> 4.0%	>13,789	> 5.0%
Tier 1 common equity (to risk -weighted assets)	24,179	15.0	>7,241	> 4.5%	>10,460	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of September 30, 2018 and June 30, 2018, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of September 30, 2018, the Bank is required to maintain a capital conservation buffer of 1.875%. At September 30, 2018, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2018, we had outstanding commitments to originate loans of $14.2 million, unused lines of credit totaling $11.9 million and $5.5 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $58.4 million of total deposits which included brokered certificates of deposit of $31.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2018.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2018, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not Applicable

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

10.1	Consulting Agreement *

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: November 14, 2018	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2018	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)