Form 10-Q
period 2019-03-31
HV Bancorp, Inc.
filed 2019-05-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HVBC	The NASDAQ Stock Market, LLC

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2019, there were 2,259,125 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of March 31, 2019 and June 30, 2018 (Dollars in thousands, except share and per share data)

	At March 31,	At June 30,
	2019	2018
Assets
Cash and due from banks	$1,501	$1,345
Interest-earning deposits with banks	11,381	13,400
Cash and cash equivalents	12,882	14,745
Investment securities available-for-sale, at fair value	26,834	30,847
Investment securities held-to-maturity	14,279	13,905
Equity securities	500	—
Loans held for sale, at fair value	4,485	13,558
Loans receivable, net of allowance for loan losses of $1,055 at March 31, 2019 and $871 at June 30, 2018	235,729	212,696
Bank-owned life insurance	6,135	6,016
Restricted investment in bank stock	733	1,190
Premises and equipment, net	2,158	1,873
Accrued interest receivable	1,087	940
Prepaid income taxes	316	254
Deferred income taxes, net	259	526
Prepaid expenses	373	267
Mortgage banking derivatives	850	817
Other assets	65	128
Total Assets	$306,685	$297,762

Liabilities and Shareholders' Equity

Liabilities
Deposits	$259,129	$235,403
Advances from the Federal Home Loan Bank	10,000	22,000
Securities sold under agreements to repurchase	2,778	5,739
Advances from borrowers for taxes and insurance	1,619	2,276
Deferred gain on sale - leaseback of building	282	294
Other liabilities	1,068	1,329
Total Liabilities	274,876	267,041

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and June 30, 2018	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,259,125 shares issued and outstanding as of March 31, 2019 and June 30, 2018	23	23
Additional paid-in capital	20,548	20,368
Retained earnings	13,748	13,277
Accumulated other comprehensive loss	(302)	(648)
Unearned Employee Stock Option Plan	(2,208)	(2,299)
Total Shareholders' Equity	31,809	30,721
Total Liabilities and Shareholders' Equity	$306,685	$297,762

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2019 and 2018; (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$2,330	$1,667	$6,985	$4,534
Interest and dividends on investments:
Taxable	109	96	307	305
Nontaxable	72	75	220	205
Interest on mortgage-backed securities and collateralized mortgage obligations	102	104	308	283
Interest on interest-earning deposits	115	84	303	286
Total Interest Income	2,728	2,026	8,123	5,613
Interest Expense
Interest on deposits	689	243	1,889	690
Interest on advances from the Federal Home Loan Bank	45	60	197	135
Interest on securities sold under agreements to repurchase	1	1	3	3
Total Interest Expense	735	304	2,089	828
Net interest income	1,993	1,722	6,034	4,785
Provision for Loan Losses	241	76	324	155
Net interest income after provision for loan losses	1,752	1,646	5,710	4,630
Non-Interest Income
Fees for customer services	30	227	137	457
Increase in cash surrender value of bank-owned life insurance	39	39	119	114
Gain on sale of loans, net	890	620	2,382	2,765
Gain on sale of available-for-sale securities, net	4	1	4	35
Gain (Loss) from derivative instruments, net	395	185	29	(279)
Change in fair value of loans held-for-sale	(376)	(22)	(258)	(117)
Other	4	5	7	8
Total Non-Interest Income	986	1,055	2,420	2,983
Non-Interest Expense
Salaries and employee benefits	1,591	1,452	4,232	3,853
Occupancy	322	282	857	807
Federal deposit insurance premiums	62	28	204	84
Data processing related operations	189	157	532	434
Loss on sale of other real estate owned	—	—	—	3
Real estate owned expense	—	2	—	29
Professional fees	132	147	530	432
Other expenses	404	487	1,236	1,228
Total Non-Interest Expense	2,700	2,555	7,591	6,870
Income before income taxes	38	146	539	743
Income Tax (Benefit) Expense	(24)	14	68	196
Net Income	$62	$132	$471	$547
Net Income per share:
Basic	$0.03	$0.07	$0.23	$0.27
Diluted	$0.03	$0.07	$0.23	$0.27
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Ended March 31, 2019 and 2018 (Dollars in thousands)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Comprehensive Income, Net of Taxes
Net Income	$62	$132	$471	$547
Other comprehensive gain (loss), net of tax:
Unrealized gain (losses) on available-for-sale securities (pre-tax $352 and ($377); $494 and ($616), respectively)	249	(265)	349	(431)
Less: Reclassification for gains included in income (pre-tax $4 and $1; $4 and $35, respectively) (1)	3	1	3	25
Other comprehensive gain (loss)	246	(266)	346	(456)
Comprehensive Income (Loss)	$308	$(134)	$817	$91

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended March 31, 2019 and 2018 (Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance, January 1, 2019	2,255,125	$23	$20,487	$13,686	$(548)	$(2,237)	$31,411
ESOP shares committed to be released	—	—	2	—	—	29	31
Stock option expense	—	—	14		—	—	14
Restricted stock expense	—	—	45	—	—	—	45
Net income	—	—	—	62	—	—	62
Other comprehensive income	—	—	—	—	246	—	246
Restricted stock awards	4,000	—	—	—	—	—	—
Balance, March 31, 2019	2,259,125	$23	$20,548	$13,748	$(302)	$(2,208)	$31,809

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance, January 1, 2018	2,182,125	$22	$20,369	$13,962	$(301)	$(2,339)	$31,713
Special dividend declared on common stock ($0.50)	—	—	—	(1,091)	—	—	(1,091)
ESOP shares committed to be released	—	—	—	—	—	20	20
Net income	—	—	—	132	—	—	132
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	—	51	(51)	—	—
Other comprehensive loss	—	—	—	—	(266)	—	(266)
Balance, March 31, 2018	2,182,125	$22	$20,369	$13,054	$(618)	$(2,319)	$30,508

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance, July 1, 2018	2,259,125	$23	$20,368	$13,277	$(648)	$(2,299)	$30,721
ESOP shares committed to be released	—	—	7	—	—	91	98
Stock option expense	—	—	42	—	—	—	42
Restricted stock expense	—	—	131	—	—	—	131
Forfeiture of restricted stock award	(4,000)	—	—	—	—	—	—
Net income	—	—	—	471	—	—	471
Other comprehensive income	—	—	—	—	346	—	346
Restricted stock awards	4,000	—	—	—	—	—	—
Balance, March 31, 2019	2,259,125	$23	$20,548	$13,748	$(302)	$(2,208)	$31,809

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance, July 1, 2017	2,182,125	$22	$20,369	$13,547	$(111)	$(2,386)	$31,441
Special dividend declared on common stock ($0.50)	—	—	—	(1,091)	—	—	(1,091)
ESOP shares committed to be released	—	—	—	—	—	67	67
Net income	—	—	—	547	—	—	547
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	—	51	(51)	—	—
Other comprehensive loss	—	—	—	—	(456)	—	(456)
Balance, March 31, 2018	2,182,125	$22	$20,369	$13,054	$(618)	$(2,319)	$30,508

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Nine Months Ended March 31,	2019	2018
Cash Flows from Operating Activities
Net income	$471	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	260	167
Impairment of real estate owned, net	—	14
Amortization of net deferred loan costs	151	111
Amortization of net securities premiums	83	104
Loss on sale of real estate owned	—	3
Gain on sale of available-for-sale securities	(4)	(35)
(Gain) Loss from derivative instruments	(29)	279
Provision for loan losses	324	155
Deferred income taxes	123	(95)
Accretion of deferred gain on sale-leaseback transaction	(12)	(12)
Earnings on bank owned life insurance	(119)	(114)
Stock base compensation expense	173	—
ESOP compensation expense	98	67
Loans held for sale:
Originations, net of prepayments	(92,887)	(102,300)
Proceeds from sales	104,084	109,507
Gain on sales	(2,382)	(2,765)
Change in fair value of loans held for sale	258	117
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(147)	(234)
Prepaid federal income taxes	(62)	(37)
Prepaid and other assets	(43)	19
Other liabilities	(265)	27
Net cash provided by operating activities	10,075	5,525
Cash Flows from Investing Activities
Net Increase in loans receivable	(23,508)	(71,235)
Activity in available-for-sale securities:
Proceeds from sales	4,806	11,659
Maturities and repayments	1,151	2,237
Purchases	(1,533)	(4,596)
Activity in held-to-maturity securities:
Maturities and repayments	626	19
Purchases	(1,000)	(2,123)
Purchase of equity securities	(500)	—
Purchases of restricted investment in bank stock	(1,332)	(1,031)
Redemption of restricted investment in bank stock	1,789	931
Purchases of bank-owned life insurance	—	(1,857)
Proceeds from sale of real estate owned	—	124
Purchases of premises and equipment	(545)	(164)
Net cash used in investing activities	(20,046)	(66,036)
Cash Flows from Financing Activities
Cash dividend paid to shareholders	—	(1,091)
Net increase in deposits	23,726	44,313
Net (decrease) increase in advances from borrowers for taxes and insurance	(657)	241
Net (decrease) increase in securities sold under agreements to repurchase	(2,961)	413
Net (decrease) in short-term borrowing from Federal Home Loan Bank	(10,000)	(4,000)
Proceeds from long-term borrowings from Federal Home Loan Bank	—	10,000
Repayment of long-term borrowings from Federal Home Loan Bank	(2,000)	(3,000)
Net cash provided by financing activities	8,108	46,876
Decrease in Cash and Cash Equivalents	(1,863)	(13,635)
Cash and Cash Equivalents, beginning of year	14,745	28,577
Cash and Cash Equivalents, end of year	$12,882	$14,942
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$2,121	$829
Cash paid during the year for income taxes	$—	$305
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$—	$127
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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of June 30, 2018 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on September 27, 2018. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or any other period.

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

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated statements of financial position or statements of income.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, whichaddressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adapted. The effective date and transition requirements for this amendments in this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities). This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method, which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-

likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. The Company’s leases are operating leases and ASU 2016-02 will require us to add them to our balance sheet. The Company’s operating leases are predominantly related to real estate. The Company also anticipates additional disclosures to be provided at adoption, or This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on July 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2019 using an exit price notion (see Note 6 Fair Value of Assets and Liabilities).

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-

01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. The Company early adopted this standard on July 1, 2018 with no material impact on our consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$875	$3	$(14)	$864
Corporate notes	4,900	2	(51)	4,851
Collateralized mortgage obligations - agency residential	12,983	6	(266)	12,723
Mortgage-backed securities - agency residential	3,605	—	(71)	3,534
Municipal securities	1,403	—	(8)	1,395
Bank CDs	3,497	—	(30)	3,467
	$27,263	$11	$(440)	$26,834

Investment securities held-to-maturity was comprised of the following:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$3,513	$116	$—	$3,629
Municipal securities	10,766	117	(7)	10,876
	$14,279	$233	$(7)	$14,505

Investment securities available-for-sale was comprised of the following:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,007	$—	$(40)	$967
Corporate notes	5,805	5	(102)	5,708
Collateralized mortgage obligations - agency residential	14,297	—	(503)	13,794
Mortgage-backed securities - agency residential	3,964	—	(186)	3,778
Municipal securities	1,701	—	(21)	1,680
Bank CDs	4,992	—	(72)	4,920
	$31,766	$5	$(924)	$30,847

Investment securities held-to-maturity was comprised of the following:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,519	$—	$(3)	$2,516
Municipal securities	11,386	34	(189)	11,231
	$13,905	$34	$(192)	$13,747

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2019 were as follows:

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,000	$3,979	$1,260	$1,259
Due from one to five years	4,801	4,752	3,318	3,320
Due from after five to ten years	1,001	984	7,090	7,277
Due after ten years	17,461	17,119	2,611	2,649
	$27,263	$26,834	$14,279	$14,505

Securities with a fair value of $8.8 million and $7.8 million at March 31, 2019 and June 30, 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three months and the nine months ended March 31, 2019 were $4.8 million. Gross realized gains on such sales were approximately $4,000 and gross realized losses were $0 for the three and nine months ended March 31, 2019.

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

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2019 and June 30, 2018:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$490	$(14)	$490	$(14)
Corporate notes	483	(17)	3,917	(34)	4,400	(51)
Collateralized mortgage obligations	—	—	11,826	(266)	11,826	(266)
Mortgage-backed securities	—	—	3,532	(71)	3,532	(71)
Municipal securities	—	—	1,395	(8)	1,395	(8)
Bank CDs	—	—	3,217	(30)	3,217	(30)
	$483	$(17)	$24,377	$(423)	$24,860	$(440)
Held-to-maturity:
Municipal securities	$—	$—	$2,588	$(7)	$2,588	$(7)
	$—	$—	$2,588	$(7)	$2,588	$(7)

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$414	$(11)	$553	$(29)	$967	$(40)
Corporate notes	2,308	(45)	2,895	(57)	5,203	(102)
Collateralized mortgage obligations	8,798	(216)	4,996	(287)	13,794	(503)
Mortgage-backed securities	—	—	3,774	(186)	3,774	(186)
Municipal securities	299	(1)	1,082	(20)	1,381	(21)
Bank CDs	2,457	(35)	2,212	(37)	4,669	(72)
	$14,276	$(308)	$15,512	$(616)	$29,788	$(924)
Held-to-maturity:
Corporate notes	$516	$(3)	$—	$—	$516	$(3)
Municipal securities	5,542	(100)	3,375	(89)	8,917	(189)
	$6,058	$(103)	$3,375	$(89)	$9,433	$(192)

At March 31, 2019 and June 30, 2018, the investment portfolio included three U.S. Government securities, respectively, with total fair values of $864,000 and $1.0 million, respectively. Of these securities, two and three were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of March 31, 2019 and June 30, 2018, management found no evidence of other-than-temporary (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2019 and June 30, 2018, the investment portfolio included fifteen corporate notes with total fair values of $8.5 million and $8.2 million at the end of each of period, respectively. Of these securities, nine and twelve were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively. At the time of purchase and as of March 31, 2019 and June 30, 2018, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of March 31, 2019 and June 30, 2018, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2019 and June 30, 2018, the investment portfolio included thirty-nine and forty-one collateralized mortgage obligations (“CMOs”) with total fair values of $12.7 million and $13.8 million, respectively. Of these securities, thirty-seven and forty-one were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2019 and June 30, 2018, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2019 and June 30, 2018, the investment portfolio included fourteen and fifteen mortgage backed securities (“MBS”) with a total fair value of $3.5 million and $3.8 million, respectively. Of these securities, twelve were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2019 and June 30, 2018, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2019 and June 30, 2018, the investment portfolio included twenty-five and twenty-eight municipal securities with a total fair value of $12.3 million and $12.9 million, respectively. Of these securities, nine and twenty-one were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of March 31, 2019 and June 30, 2018, continue to maintain investment grade ratings. As of March 31, 2019 and June 30, 2018, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2019 and June 30, 2018, the investment portfolio included fourteen and twenty Bank Certificate of Deposits (“CDs”) with a total fair value of $3.5 million and $4.9 million, respectively. Of these securities, thirteen and nineteen were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively. The Bank CDs are fully insured by the FDIC. As of March 31, 2019 and June 30, 2018, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

During September 2018, the Company purchased an equity security for $500,000. As of March 31, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at March 31, 2019:

	2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At March 31, 2019, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	March 31,	June 30,
(Dollars in thousands)	2019	2018
Residential:
One-to-four family	$204,990	$182,234
Home equity and HELOCs	4,184	4,921
Commercial:
Commercial real estate	10,700	10,804
Commercial business	5,498	4,059
Construction	2,916	2,907
Consumer:
Medical education	6,725	7,047
Other	7	31

	235,020	212,003

Less:
Unearned discounts, origination and commitment fees and costs	1,764	1,564
Allowance for loan losses	(1,055)	(871)

	$235,729	$212,696

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2019, the balance of the private education loans was $6.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2019, there were six loans with a balance of approximately $349,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the nine months ended March 31, 2019 primarily as a result of charge-offs totaling $141,000.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $7,000 and $31,000 at March 31, 2019 and June 30, 2018, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2019 and 2018.

Allowance for Loan Losses	For the three months ended March 31, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$722	$—	$—	$7	$729	$—	$729
Home equity and HELOCs	46	—	—	—	46	—	46
Commercial:
Commercial real estate	59	—	—	2	61	—	61
Commercial business	59	—	—	7	66	13	53
Construction	13	—	—	2	15	—	15
Consumer:
Medical education	56	(141)	—	223	138	—	138
Other	1	(1)	—		—	—	—

	$956	$(142)	$—	$241	$1,055	$13	$1,042

Allowance for Loan Losses	For the three months ended March 31, 2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$472	$—	$1	$76	$549	$—	$549
Home equity and HELOCs	38	—	—	(1)	37	—	37
Commercial:
Commercial real estate	86	(1)	—	(5)	80	—	80
Commercial business	58	—	—	4	62	14	48
Construction	10	—	—	3	13	—	13
Consumer:
Medical education	19	—	—	(1)	18	—	18
Other	—	—	—	—	—	—	—

	$683	$(1)	$1	$76	$759	$14	$745

The following tables summarize the activity in the allowance for loan losses by loan class for the nine months ended March 31, 2019 and 2018.

Allowance for Loan Losses	For the nine months ended March 31, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$651	$—	$2	$76	$729	$—	$729
Home equity and HELOCs	39	—	—	7	46	—	46
Commercial:
Commercial real estate	65	—	—	(4)	61	—	61
Commercial business	65	—	—	1	66	13	53
Construction	15	—	—	—	15	—	15
Consumer:
Medical education	35	(141)	—	244	138	—	138
Other	1	(1)	—	—	—	—	—

	$871	$(142)	$2	$324	$1,055	$13	$1,042

Allowance for Loan Losses	For the nine months ended March 31, 2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$399	$(12)	$45	$117	$549	$—	$549
Home equity and HELOCs	38	—	—	(1)	37	—	37
Commercial:
Commercial real estate	89	(23)	—	14	80	—	80
Commercial business	58	—	—	4	62	14	48
Construction	9	—	—	4	13	—	13
Consumer:
Medical education	—	—	—	18	18	—	18
Other	—	—	1	(1)	—	—	—

	$593	$(35)	$46	$155	$759	$14	$745

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. The Company allocated increased allowance for loan loss provisions to the residential one-to-four family for the nine months ended March 31, 2019 compared to the same period in 2018, due primarily to the significant increase in the loan balance. Additionally, the Company allocated increased allowance for loan loss provisions to the medical education loans for the nine months ended March 31, 2019 primarily as a result of charge-offs totaling $141,000.

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of March 31, 2019 and June 30, 2018:

March 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$204,990	$1,412	$203,578
Home equity and HELOCs	4,184	67	4,117
Commercial
Commercial real estate	10,700	386	10,314
Commercial business	5,498	136	5,362
Construction	2,916	—	2,916
Consumer:
Medical education	6,725	163	6,562
Other	7	—	7

	$235,020	$2,164	$232,856

June 30, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$182,234	$1,429	$180,805
Home equity and HELOCs	4,921	105	4,816
Commercial
Commercial real estate	10,804	398	10,406
Commercial business	4,059	153	3,906
Construction	2,907	—	2,907
Consumer:
Medical education	7,047	—	7,047
Other	31	—	31
	$212,003	$2,085	$209,918

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2019 and June 30, 2018:

	March 31, 2019			June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,412	$1,610	$—	$1,429	$1,592	$—
Home equity and HELOCs	67	83	—	105	106	—
Commercial:
Commercial real estate	386	386	—	398	398	—
Consumer:
Medical education	163	163	—	—	—	—
	2,028	2,242	—	1,932	2,096	—
With an allowance recorded
Commercial:
Commercial business	136	136	13	153	154	14
	136	136	13	153	154	14
	$2,164	$2,378	$13	$2,085	$2,250	$14

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,425	$—	$1,562	$6
Home equity and HELOCs	67	—	105	—
Commercial:
Commercial real estate	388	7	404	7
Consumer:
Medical education	258	—	—	—
	2,138	7	2,071	13
With an allowance recorded
Commercial business	139	2	160	2
	139	2	160	2
	$2,277	$9	$2,231	$15

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $22,000 and $19,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table presents additional information regarding the impaired loans for the nine months ended March 31, 2019 and March 31, 2018:

	Nine Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
One-to-four family	$1,391	$—	$1,429	$9
Home equity and HELOCs	80	—	106	—
Commercial:
Commercial real estate	390	25	408	21
Consumer:
Medical education	172	—	—	—
	2,033	25	1,943	30
With an allowance recorded
Commercial business	142	6	165	7
	142	6	165	7
	$2,175	$31	$2,108	$37

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $75,000 and $59,000 for the nine months ended March 31, 2019 and 2018, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2019 and June 30, 2018:

	March 31,	June 30,
(Dollars in thousands)	2019	2018
Residential:
One-to-four family	$1,412	$1,429
Home equity and HELOCs	316	105
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	479	—
Other	—	—

	$2,207	$1,534

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2019 and June 30, 2018:

	March 31, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$203,031	$—	$1,959	$—	$204,990
Home equity and HELOCs	3,868	—	316	—	4,184
Commercial:
Commercial real estate	10,104	210	386	—	10,700
Commercial business	5,258	—	240	—	5,498
Construction	2,916	—	—	—	2,916
Consumer:
Medical education	6,246	—	479	—	6,725
Other	7	—	—	—	7
	$231,430	$210	$3,380	$—	$235,020

	June 30, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$180,248	$—	$1,986	$—	$182,234
Home equity and HELOCs	4,816	—	105	—	4,921
Commercial:
Commercial real estate	10,190	216	398	—	10,804
Commercial business	3,773	—	286	—	4,059
Construction	2,907	—	—	—	2,907
Consumer:
Medical education	7,047	—	—	—	7,047
Other	31	—	—	—	31
	$209,012	$216	$2,775	$—	$212,003

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2019 and June 30, 2018:

	March 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$260	$507	$1,068	$1,835	$203,155	$204,990	$—
Home equity and HELOCs	—	67	249	316	3,868	4,184	—
Commercial:
Commercial real estate	—	—	—	—	10,700	10,700	—
Commercial business	—	—	—	—	5,498	5,498	—
Construction	—	—	—	—	2,916	2,916	—
Consumer:
Medical education	306	425	349	1,080	5,645	6,725	—
Other	—	—	—	—	7	7	—

	$566	$999	$1,666	$3,231	$231,789	$235,020	$—

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$595	$412	$800	$1,807	$180,427	$182,234	$—
Home equity and HELOCs	—	—	105	105	4,816	4,921	—
Commercial:
Commercial real estate	—	—	—	—	10,804	10,804	—
Commercial business	—	—	—	—	4,059	4,059	—
Construction	—	—	—	—	2,907	2,907	—
Consumer:
Medical education	152	62	24	238	6,809	7,047	24
Other	—	—	—	—	31	31	—

	$747	$474	$929	$2,150	$209,853	$212,003	$24

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

As of March 31, 2019 and June 30, 2018, the Company had two loans identified as TDRs totaling $281,000 and $304,000, respectively.  At March 31, 2019 and June 30, 2018, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the nine months ended March 31, 2019. No additional loan commitments were outstanding to these borrowers at March 31, 2019 and June 30, 2018. At both March 31, 2019 and June 30, 2018, there was a specific reserve of $13,000 and $14,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2019:

	As of March 31, 2019
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$145	$—	$145
Commercial business	1	136	—	136
Total	2	$281	$—	$281

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2018:

	As of June 30, 2018
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$151	$—	$151
Commercial business	1	153	—	153
Total	2	$304	$—	$304

The carrying amount of residential mortgage loans in the process of foreclosure was $683,000 and $565,000 at March 31, 2019 and June 30, 2018, respectively.

5. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2019 and June 30, 2018 and for the three and nine months ended March 31, 2019 and 2018. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of March 31, 2019 and June 30, 2018 (in thousands):

March 31, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$680	$26,918
Forward loan sales commitments	Mortgage banking derivatives	169	3,923
To Be Announced securities ("TBAs")	Mortgage banking derivatives	1	1,250

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$27	$4,054
Forward loan sales commitments	Other liabilities	18	1,908
TBA securities	Other liabilities	97	17,000

June 30, 2018
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$642	$20,589
Forward loan sales commitments	Mortgage banking derivatives	175	4,687
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$56	$6,795
Forward loan sales commitments	Other liabilities	4	1,522
TBA securities	Other liabilities	78	17,750

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and nine months ended March 31, 2019 and 2018 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	March 31, 2019	March 31, 2018
Interest rate lock commitments	Gain from derivative instruments	$453	$346
Forward loan sales commitments	Loss from derivative instruments	(14)	(132)
TBA securities	Loss from derivative instruments	(44)	(29)
	Total gain from derivative instruments	$395	$185

		Gain/(Loss)
	Consolidated Statements of Income	Nine Months Ended
	Presentation	March 31, 2019	March 31, 2018
Interest rate lock commitments	Gain (loss) from derivative instruments	$67	$(196)
Forward loan sales commitments	Loss from derivative instruments	(20)	(9)
TBA securities	Loss from derivative instruments	(18)	(74)
	Total gain (loss) from derivative instruments	$29	$(279)

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2019 and June 30, 2018:

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$864	$—	$864
Corporate notes	—	4,359	492	4,851
Collateralized mortgage obligations - agency residential	—	12,723	—	12,723
Mortgage-backed securities - agency residential	—	3,534	—	3,534
Municipal securities	—	1,395	—	1,395
Bank CDs	—	3,467	—	3,467
Loans held for sale	—	4,485	—	4,485
Forward loan sales commitments	—	169	—	169
TBA securities	—	1	—	1
Interest rate lock commitments	—	—	680	680
	$—	$30,997	$1,172	$32,169

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$967	$—	$967
Corporate notes	—	5,214	494	5,708
Collateralized mortgage obligations - agency residential	—	13,794	—	13,794
Mortgage-backed securities - agency residential	—	3,778	—	3,778
Municipal securities	—	1,680	—	1,680
Bank CDs	—	4,920	—	4,920
Loans held for sale	—	13,558	—	13,558
Forward loan sales commitments	—	175	—	175
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	642	642
	$—	$44,086	$1,136	$45,222

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of March 31, 2019 and June 30, 2018.

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$18	$—	$18
TBA securities	—	97	—	97
Interest rate lock commitments	—	—	27	27

Liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized below.

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$4	$—	$4
TBA securities	—	78	—	78
Interest rate lock commitments	—	—	56	56

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2019 and 2018:

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2019	$—	$494	$218	$(18)
Total losses (unrealized):
Included in other comprehensive income	—	(2)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	462	(9)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2019	$—	$492	$680	$(27)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2018	$243	$988	$251	$(26)
Total gains (unrealized):
Included in other comprehensive income	—	4	—	—
Total (losses) or gains included in earnings and held at reporting date	—	1	359	(13)
Purchases, sales and settlements		(500)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2018	$243	$493	$610	$(39)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2018	$—	$494	$642	$(56)
Total gains (unrealized):
Included in other comprehensive income	—	(2)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	—	38	29
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2019	$—	$492	$680	$(27)

	Level 3
(Dollars in thousands)	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total gains (unrealized):
Included in other comprehensive income	—	24	—	—
Total (losses) or gains included in earnings and held at reporting date	—	1	(176)	(20)
Purchases, sales and settlements		(500)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance: March 31, 2018	$243	$493	$610	$(39)

There were no assets measured at fair value on a nonrecurring basis at March 31, 2019 and June 30, 2018.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of March 31, 2019 and June 30, 2018:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
March 31, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,882	$12,882	$12,882	$—	$—
Investment securities held-to-maturity	14,279	14,505	—	12,005	2,500
Equity securities	500	500	—	—	500
Loans receivable, net (1)	235,729	233,234	—	—	233,234
Bank-owned life insurance	6,135	6,135	6,135	—	—
Restricted investment in bank stock	733	733	733	—	—
Accrued interest receivable	1,087	1,087	1,087	—	—
Liabilities:
Deposits	$259,129	$259,074	$184,725	$74,359	$—
Advances from the FHLB	10,000	9,902	—	9,902	—
Securities sold under agreements to repurchase	2,778	2,778	2,778	—	—
Accrued interest payable	42	42	42	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

(1) In accordance with the prospective adoption of ASU No. 2016-01, the fair value of the loans as of March 31, 2019 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2019, other than the adoption of ASU 2016-01. During the year ended June 30, 2018, a Bank CD was transferred out of Level 3 as the Company determined there were the significant observable inputs to classify the Bank CD as sufficiently observable. Therefore, at June 30, 2018, the Bank CD was transferred into a Level 2 valuation.

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

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2018 (in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2018	$13,558	$13,279	$279

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2019 or June 30, 2018.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level III measurement. At March 31, 2019 and June 30, 2018, the fair value of the collateral exceeded the carrying amount of the loan; therefore, there are no impaired loans currently being carried at its fair value.

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

7. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three and nine months ended March 31, 2019 and March 31, 2018.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended		For the nine months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Balance at beginning period	$(548)	$(301)	$(648)	$(111)
Unrealized holding gains (losses) on available-for-sale securities before reclassification	249	(265)	349	(431)
Amount reclassified for investment securities gains included in net income	(3)	(1)	(3)	(25)
Net current-period other comprehensive income (loss)	246	(266)	346	(456)
Reclassification of certain income tax effects from accumulated other comprehensive income	—	(51)	—	(51)
Balance at ending period	$(302)	$(618)	$(302)	$(618)

(1)

All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 28.2% and 29.7% and 28.8% and 30.0% for the three and nine months ended March 31, 2019 and 2018, respectively.

The following table present reclassifications out of AOCI by component for the three and nine months ended March 31, 2019 and March 31, 2018.

	For the three months ended March 31, 2019	For the nine months ended March 31, 2019

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the consolidated statements of income
Net unrealized gain on available-for securities (1)	$4	$4	Gain on sale of available-for-sale securities, net
	(1)	(1)	Income tax expense
	$3	$3

	For the three months ended March 31, 2018	For the nine months ended March 31, 2018

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the consolidated statements of income
Net unrealized gain on available-for securities (1)	$1	$35	Gain on sale of available-for-sale securities, net
	—	(10)	Income tax expense
	$1	$25

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

8. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2019, there were 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at March 31, 2019. The 198,000 stock options outstanding and 77,000 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three months March 31, 2019 as their effect would have been anti-dilutive. For the nine months ended March 31, 2019, the 198,000 shares outstanding and 73,000 restricted stock shares outstanding were not included in the computation of diluted net income per share. Included in the diluted net income per share for the nine months ended March 31, 2019 were 4,000 restricted stock shares outstanding with an exercise price of $15.21. For the three and nine months ended March 31, 2018, there were no stock options or other convertible instruments outstanding for the year. Therefore, there is no effect of dilution on the Company’s earnings per share for the three and nine months ended March 31, 2018.

The calculation of basic and diluted EPS for the three and nine months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2019	2018	2019	2018
Net income	$62,000	$132,000	$471,000	$547,000
Weighted average number of shares issued	2,261,258	2,182,125	2,258,103	2,182,125
Less weighted average number of unearned ESOP shares	(155,682)	(164,411)	(157,883)	(166,611)
Less weighted average number of unvested restricted stock awards	(75,207)	—	(71,586)	—
Basic weighted average shares outstanding	2,030,369	2,017,714	2,028,634	2,015,514
Add dilutive effect of stock options	—	—	—	—
Add dilutive effect of restricted stock awards	—	—	24	—
Diluted weighted average shares outstanding	2,030,369	2,017,714	2,028,658	2,015,514

Net income per share:
Basic	$0.03	$0.07	$0.23	$0.27
Diluted	$0.03	$0.07	$0.23	$0.27

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

During February 2019, 4,000 employee restricted shares and 10,000 employee incentive stock options were granted to new employees.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2019, there were 30,497 shares available for future awards under this plan, which includes 20,212 shares available for incentive and non-qualified stock options and 10,285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

Stock option expense was $42,000 for the nine months ended March 31, 2019. The Company did not record any stock option expense for the nine months ended March 31, 2018. At March 31, 2019, total unrecognized compensation cost related to stock options was $324,000.

A summary of the Company’s stock option activity and related information for the nine months ended March 31, 2019 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1, 2018	198,000	$14.80	9.2	$3,960
Granted	10,000	15.28	9.9	—
Exercised	—	—	—	—
Forfeited	(10,000)	14.80	—	—
Outstanding, March 31, 2019	198,000	$14.82	9.6	$253,440
Exercisable, March 31, 2019	—	$—	$—	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Nine Months Ended March 31,
2019
Dividend yield	3.26%-3.29%
Expected life	10 years
Expected volatility	19.68%-19.77%
Risk-free interest rate	2.55%-2.56%
Weighted average grant date fair value	3.22%-3.24%

The excepted volatility is based on blended rate of historical volatility and SNL US index of Banks between $250 million and $500 million in assets as the Company’s shares of common stock did not begin trading on the Nasdaq Capital Market until January 12, 2017. The expected life is an estimate based on management review of the various factors. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Restricted stock expense for the nine months ended March 31, 2019 was $131,000.  The Company did not record any restricted stock expense for the nine months ended March 31, 2018.  At March 31, 2019, the expected future compensation expense relating to non-vested restricted stock outstanding was $1.0 million.

A summary of the Company’s restricted stock activity and related information for the nine months ended March 31, 2019 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, July 1,2018	77,000	$14.80

Granted	4,000	15.21
Forfeited	(4,000)	14.80
Non-vested at March 31, 2019	77,000	$14.82

10. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $25.2 million at March 31, 2019 for which the Company received fees for customer services totaling approximately $5,000 and $44,000 and $43,000 and $126,000 in the three and nine months ended March 31, 2019 and March 31, 2018, respectively.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement will terminate on December 31, 2019. The Company has paid $15,000 and $60,000 in consulting fees to the director for the three months and nine months ended March 31, 2019.

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

The following table presents noninterest income for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands)	2019	2018	2019	2018
Non-Interest Income
In-scope of Topic 606:
Fee income	$5	$196	$46	$340
Insufficient fund fees	12	15	44	53
Other service charges	11	14	41	59
ATM interchange fee income	2	2	6	5
Noninterest Income (in-scope of Topic 606)	30	227	137	457
Noninterest Income (out-of-scope of Topic 606)	956	828	2,283	2,526
Total Noninterest Income	$986	$1,055	$2,420	$2,983

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

Overview

The Bank provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Warminster, Pennsylvania and Philadelphia, Pennsylvania, a sales office in Doylestown, Pennsylvania and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended June 30, 2018.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2019 and June 30, 2018, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended June 30, 2018.

Comparison of Statements of Financial Condition at March 31, 2019 and at June 30, 2018

Total Assets

Total assets increased $8.9 million, or 3.0%, to $306.7 million at March 31, 2019 from $297.8 million at June 30, 2018.  The increase was primarily the result of increases of $23.0 million in loans receivable and $0.5 million in equity securities offset by decreases of $9.1 million in loans held for sale, $3.7 million in investment securities and $1.8 million in cash equivalents.

Cash and cash equivalents

Cash and cash equivalents decreased $1.8 million, or 12.2%, to $12.9 million at March 31, 2019 from $14.7 million at June 30, 2018.

Investment Securities

Investment securities decreased $3.7 million or 8.3%, to $41.1 million at March 31, 2019 and $44.8 million at June 30, 2018. The decrease was primarily due to sales and principal repayments of $6.6 million offset by purchases of $2.5 million during the nine months ended March 31, 2019 and $346,000 decrease in unrealized loss on available-for-sale. At March 31, 2019, our held-to-maturity portion of the securities portfolio, at amortized cost, was $14.3 million, and our available-for-sale portion of the securities portfolio, at fair value, was $26.8 million compared to our held-to-maturity portion of the securities portfolio of $13.9 million and our available-for-sale portion of the securities portfolio of $30.9 million at June 30, 2018.

During September 2018, the Company purchased an equity security for $500,000 (see Note 3 Equity securities for further discussion.)

Net Loans

Net loans increased $23.0 million, or 10.8%, to $235.7 million at March 31, 2019 from $212.7 million at June 30, 2018. One- to four-family residential real estate loans increased $22.8 million, or 12.5%, to $205.0 million at March 31, 2019 from $182.2 million at June 30, 2018 primarily in adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans decreased by $104,000 to $10.7 million at March 31, 2019 from $10.8 million at June 30, 2018. Commercial business loans increased by $1.4 million to $5.5 million at March 31, 2019 from $4.1 million at June 30, 2018. The Construction loans remained flat at $2.9 million at March 31, 2019 and June 30, 2018. Home equity and HELOC loans decreased by $737,000 from $4.9 million at June 30, 2018 to $4.2 million at March 31, 2019 primarily as a result of payoff of loans.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2019, the balance of the private education loans was $6.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2019, there were six loans with a balance of approximately $349,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the three months ended March 31, 2019 primarily as a result of the charge-offs totaling $141,000.

Loans Held For Sale

Loans held for sale decreased $9.1 million or 66.9% to $4.5 million at March 31, 2019 from $13.6 million at June 30, 2018 as the pipeline of one- to four-family residential real estate loans decreased during the nine months ended March 31, 2019 due to lower demand as a result of seasonality.

Deposits

Deposits increased $23.7 million, or 10.0%, to $259.1 million at March 31, 2019 from $235.4 million at June 30, 2018. Our core deposits (consisting of demand deposits, money market, pass book and statement and checking accounts) decreased $7.4 million, or 3.9%, to $184.6 million at March 31, 2019 from $192.0 million at June 30, 2018. Certificates of deposit increased $31.0 million, or 71.3%, to $74.5 million at March 31, 2019 from $43.5 million at June 30, 2018. The increase in certificate of deposits was primarily the result of net proceeds of $29.0 million in certificates of deposit issued through brokers during the nine months ended March 31, 2019 which was used in part to fund the loan growth of the portfolio and to repay advances from the Federal Home Loan Bank.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $12.0 million, or 54.5%, from $22.0 million at June 30, 2018 to $10.0 million at March 31, 2019 as a result of net decreases in short-term borrowings of $10.0 million and repayments of $2.0 million in long-term borrowing.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased approximately $2.9 million, or 50.9%, to $2.8 million at March 31, 2019 from $5.7 million at June 30, 2018 as a result of an increase in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $1.1 million to $31.8 million at March 31, 2019 compared to $30.7 million at June 30, 2018 primarily as a result of net income of $471,000 for the nine months ended March 31, 2019, share based compensation expense of $173,000 and other comprehensive gains of $346,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio primarily as a result of the rally in the benchmark 10 year U.S. Treasury during the nine months ended March 31, 2019. The 10 year treasury decreased 55 basis points from 2.96% at June 30, 2018 to 2.41% at March 30, 2019. In addition, ESOP shares committed to be released of $98,000 contributed to the increase of total shareholders’ equity.

Comparison of Statements of Income for the Three Months Ended March 31, 2019 and 2018

General

Net income decreased $70,000 to $62,000, or 53.0%, for the three months ended March 31, 2019 from $132,000 for the three months ended March 31, 2018.  The decrease in net income for the three months ended March 31, 2019 was primarily due to an increase of $165,000 in provision for loan losses, $145,000 in non-interest expense and a decrease of $69,000 in non-interest income offset by a $271,000 increase in net interest income and a decrease of $38,000 in income taxes compared to the same period in 2018.

Interest Income

Total interest income increased $702,000, or 34.6%, to $2.7 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018.  The increase was primarily the result of an increase in interest and fees on loans of $663,000, an increase on interest on interest-earning deposits with banks of $31,000 and an increase in interest on investment securities of $8,000.  Total average interest-earning assets increased $62.3 million to $300.2 million for the three months ended March 31, 2019 from $237.9 million for the same period in 2018 primarily as a result of an increase in the average balance of loans of $64.6 million partially offset by a $2.4 decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 22 basis points to 3.63% for the three months ended March 31, 2019 as compared to 3.41% for the three months ended March 31, 2018 primarily as a result of a higher average yield on loans.

Interest and fees on loans increased $663,000 to $2.3 million for the three months ended March 31, 2019 from $1.7 million for the same period in 2018. This increase was primarily due to an increase in average loans outstanding of $64.6 million, which increased to $239.2 million for the three months ended March 31, 2019 from $174.6 million for the three months ended March 31, 2018 primarily as a result of an increase in the average balance of one-to four-family residential loans.  The average yield on loans increased to 3.90% for the three months ended March 31, 2019 from 3.82% for the three months ended March 31, 2018.

Interest income on interest-earning deposits increased by $31,000 to $115,000 for the three months ended March 31, 2019, from $84,000 for the three months ended March 31, 2018. The increase was primarily due to an increase in the average yield on interest-earning deposits with banks, which increased 75 basis points, to 2.85% for the three months ended March 31, 2019 from 2.10% for the three months ended March 31, 2018. The average balance of interest-earning deposits increased $170,000 to $16.2 million for the three months ended March 31, 2019 from $16.0 million for the three months ended March 31, 2018.

Interest on investment securities increased by $8,000 to $271,000 for the three months ended March 31, 2019 from $263,000 for the three months ended March 31, 2018, respectively. Interest on investment securities increased as a result of an increase in interest income on U.S. Government Agency securities, corporate bonds and municipal securities of $10,000 or 6.3% to $169,000 for the three months ended March 31, 2019, from $159,000 for the three months ended March 31, 2018 offset by decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased by $2,000 to $102,000 for the three months ended March 31, 2019, from $104,000 for the three months ended March 31, 2018. The average yield on total securities increased 20 basis points to 2.46% for the three months ended March 31, 2019 from 2.26% for the same period in 2018, due to increase in short term rates in the period resulting in in higher yielding investments.  The average balance of investment securities decreased by $2.4 million to $44.1 million for the three months ended March 31, 2019, from $46.5 million for the three months ended March 31, 2018.

Interest Expense

Total interest expense increased $431,000 to $735,000 for the three months ended March 31, 2019 from $304,000 for the three months ended March 31, 2018, primarily due to a $446,000 increase in interest expense on deposits offset by a $15,000 decrease in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $446,000 to $689,000 for the three months ended March 31, 2019 from $243,000 for the three months ended March 31, 2018 primarily as a result of an increase of 60 basis points in the average cost of deposits from March 31, 2018 as well as an increase of $44.3 million  in the average balance of our certificates of deposit from March 31, 2018. The increase in the average balance of interest bearing deposits of $61.3 million from March 31, 2018 was primarily as a result of $44.3 million increase in the average balance of our certificates of deposit and a $17.0 million increase in the average balance of our core deposit accounts. The increase in the average balance of our core deposits was primarily a result of core deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 112 basis points for the three months ended March 31, 2019 compared to 52 basis points for the three months ended March 31, 2018. The average rate paid on money market deposits increased 26 basis points to 0.70% for the three months ended March 31, 2019 from 0.44% for the three months ended March 31, 2018. During the fiscal year 2018, the Company updated our product offerings and phased out offering NOW accounts to our customers and currently is offering demand deposits. The increase in the balance of our certificates of deposits of $44.3 million from $32.0 million for the three months ended March 31, 2018 to $73.3 million for the three months ended March 31, 2019 was primarily the result of the Company issuing certificates of deposit through brokers. In addition, retail growth increased the average balance of certificate of deposits by $15.9 million for the three months ended March 31, 2019. The average cost of certificates of deposit increased by 74 basis points to 1.98% for the three months ended March 31, 2019 as compared to 1.24% for the three months ended March 31, 2018. The increase in the average cost of certificates of deposit for the three months ended March 31, 2019 was the result of increases in short term market interest rates as compared to the three months ended March 31, 2018.

Interest expense on advances from the Federal Home Loan Bank decreased $15,000 to $45,000 for the three months ended March 31, 2019 from $60,000 for the three months ended March 31, 2018 primarily as a result of a decrease in the average balance of the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances decreased $2.6 million to $10.0 million for the three months ended March 31, 2019 from $12.6 million for the three months ended March 31, 2018 primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $271,000 or 15.7%, to $2.0 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018 as a result of our net interest-earning assets increasing $3.5 million to $41.3 million for the three months ended March 31, 2019 from $37.8 million for the three months ended March 31, 2018. Our interest rate spread decreased by 31 basis points to 2.49% for the three months ended March 31, 2019 from 2.80% for the three months ended March 31, 2018.  Our net interest margin decreased by 24 basis points from 2.90% for the three months ended March 31, 2018 to 2.66% for the three months ended March 31, 2019.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$239,188	$2,330	3.90%	$174,607	$1,667	3.82%
Interest-earning deposits with banks	16,168	115	2.85%	15,998	84	2.10%
Investment securities	44,144	271	2.46%	46,533	263	2.26%
Restricted investment in bank stock	734	12	6.54%	784	12	6.12%
Total interest-earning assets	300,234	2,728	3.63%	237,922	2,026	3.41%
Non-interest-earning assets	10,528			9,837
Total assets	$310,762			$247,759

Interest-bearing liabilities:
Demand deposits	$99,629	209	0.84%	$80,503	85	0.42%
Money market deposit accounts	32,742	57	0.70%	33,040	36	0.44%
Passbook and statement savings accounts	29,022	16	0.22%	37,459	27	0.29%
Checking accounts-Municipal	12,271	45	1.47%	5,623	5	0.36%
Certificates of deposit	73,282	362	1.98%	28,985	90	1.24%
Total deposits	246,946	689	1.12%	185,610	243	0.52%
Federal Home Loan Bank advances	10,000	45	1.80%	12,589	60	1.91%
Securities sold under agreements to repurchase	1,944	1	0.21%	1,952	1	0.20%
Total interest-bearing liabilities	258,890	735	1.14%	200,151	304	0.61%
Non-interest-bearing liabilities:
Checking	17,554			13,887
Other	2,803			2,687
Total liabilities	279,247			216,725
Shareholders' Equity	31,515			31,034
Total liabilities and Shareholders' equity	$310,762			$247,759

Net interest income		$1,993			$1,722
Interest rate spread (2)			2.49%			2.80%
Net interest-earning assets (3)	$41,344			$37,771
Net interest margin (4)			2.66%			2.90%
Average interest-earning assets to average interest-bearing liabilities	115.97%			118.87%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$541	$122	$663
Interest-earning deposits with banks	—	31	31
Investment securities	(23)	31	8
Restricted investment in bank stock	(1)	1	—
Total interest-earning assets	517	185	702
Interest-bearing liabilities:
Demand deposits	7	117	124
Money market deposit accounts	—	21	21
Passbook and statement savings accounts	(2)	(9)	(11)
Checking accounts	4	36	40
Certificates of deposit	106	166	272
Total deposits	115	331	446
Federal Home Loan Bank advances	(7)	(8)	(15)
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	108	323	431
Change in net interest income	$409	$(138)	$271

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates, as more information becomes available or economic conditions change.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses increased by $165,000 to $241,000 for the three months ended March 31, 2019 from $76,000 for the three months ended March 31, 2018 primarily as result of charge-offs of $141,000 related to the medical education loans during the three months ended March 31, 2019. Non-performing loans increased $649,000, or 41.7% from $1.6 million at June 30, 2018 to $2.2 million as of March 31, 2019, as a result of an increase in non-performing medical education loans totaling $455,000 and an increase of $211,000 in home equity & HELOC loans compared to June 30, 2018. During the three months ended March 31, 2019, there were net charge-offs of $142,000 recorded. During the three months ended March 31, 2018, there were no net charge-offs recorded.

Non-Interest Income

Non-interest income decreased $69,000, or 6.6%, to $986,000 for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018. The decrease in non-interest income was primarily due decrease of $354,000 in fair value of loans held for sale to ($376,000) for the three months ended March 31, 2019 compared to ($22,000) for the three months ended March 31, 2018. In addition, fees for customer services decreased $197,000 to $30,000 for the three months ended March 31, 2019 from $227,000 for the three months ended March 31, 2018 primarily as a result of decreased fee income received for customers’ deposits sourced with a deposit placement network. This decrease in non-interest income was partially offset by an increase of $270,000 in the gain on sales of loans to $890,000 for the three months ended March 31, 2019 compared to $620,000 for the three months ended March 31, 2018 primarily as a result of increased margins on loans sold during the quarter ended March 31, 2019. In addition, there was a $210,000 increase in gain from derivative instruments to $395,000 for the three months ended March 31, 2019 from $185,000 for the three months ended March 31, 2018 due to increased volume of locked loans associated with hedging.

Non-Interest Expense

Non-interest expense increased $145,000 or 5.7% to $2.7 million for the three months ended March 31, 2019 from $2.6 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 compared to the three months of March 31, 2018 was primarily as a result of $139,000 in salaries and employee benefits, $40,000 in occupancy, $34,000 in federal deposits insurance premiums and $32,000 in data processing related operations offset by a decrease of $98,000 in professional fees and other expenses.

Salaries and employee benefits expense increased by $139,000 to $1.6 million for the three months ended March 31, 2019 from $1.5 million for the three months ended March 31, 2018. Salaries increased as full time equivalent (FTE) employees increased to eighty-one as of March 31, 2019 from seventy-one as of March 31, 2018 primarily as a result of the expansion of Company’s lending operations. Included in salaries and employee benefits expense for the three month ended March 31, 2019 is share based compensation expense of approximately $48,000 compared to no expense in the same prior period. In addition, included in other expenses is share based compensation expense of approximately $11,000 related to our board of directors for the three months ended March 31, 2019 compared to no expense for the same prior period.

Income Tax (Benefit) Expense

Income tax expense decreased $38,000 to a benefit of ($24,000) for the three months ended March 31, 2019 from $14,000 in expense for the three months ended March 31, 2018. A federal income tax benefit of ($2,000) was included in total taxes for the three months ended March 31, 2019 as compared to federal income tax expense of $3,000 with an effective federal tax rate of 2.2% for the three months ended March 31, 2018. The decrease in federal income tax expense for the three months ended March 31, 2019 compared to the same period a year ago reflected a decrease in income before taxes as well as credit for ESOP dividend payment.

Pennsylvania state tax expense decreased $32,000 to a benefit of ($22,000) for the three months ended March 31, 2019 from expense of $11,000 for the three months ended March 31, 2018 with effective rate of 7.5%. The decrease in the effective tax rate for the three months ended March 31, 2019 compared to the same period a year ago reflected a decrease in income before taxes and a qualified tax credit from a donation to a charitable organization in the community.

Comparison of Statements of Income for the Nine Months Ended March 31, 2019 and 2018

General

Net income decreased $76,000, or 13.9%, to $471,000 for the nine months ended March 31, 2019 from $547,000 for the nine months ended March 31, 2018.  The decrease in net income for the nine months ended March 31, 2019 was primarily due to increases in non-interest expense of $721,000, a decrease in non-interest income of $563,000 and increase in provision for loan losses of $169,000, partially offset an increases in net interest income of $1.2 million, and a decrease income tax expense of $128,000 as compared to the same period in 2018.

Interest Income

Total interest income increased $2.5 million, or 44.6%, to $8.1 million for the nine months ended March 31, 2019 from $5.6 million for the nine months ended March 31, 2018. The increase was primarily the result of a $2.5 million increase in interest and fees on loans, a $26,000 increase in interest on investment securities, partially offset by a $17,000 increase in interest-earning deposits with banks.  The average balance of our interest-earning assets increased by $77.6 million to $300.0 million for the nine months ended March 31, 2019 as compared to $221.9 million for the nine months ended March 31, 2018 primarily due to growth in residential loan originations. Our total loans (including loans held for sale) increased from an average balance of $155.8 million for the nine months ended March 31, 2018 to $238.5 million for the nine months ended March 31, 2019. The average yield on our interest-earning assets increased 25 basis points to 3.62% for the nine months ended March 31, 2019 as compared to 3.37% for the nine months ended March 31, 2018 primarily as a result of a higher average yield on loans.

Interest and fees on loans increased $2.5 million, or 55.6%, to $7.0 million for the nine months ended March 31, 2019 from $4.5 million for the nine months ended March 31, 2018. This increase resulted primarily from an $82.7 million increase in the average balance of loans to $238.5 million for the nine months ended March 31, 2019 from $155.8 million for the nine months ended March 31, 2018, due to increasing the portfolio of adjustable-rate jumbo one- to four-family residential mortgages. The average yield on loans increased to 3.90% for the nine months ended March 31, 2019 from 3.88% for the nine months ended March 31, 2018.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations increased $26,000, or 3.4%, to $792,000 for the nine months ended March 31, 2019 from $766,000 for the nine months ended March 31, 2018. The increase was primarily the result of an increase in interest income on mortgage-backed securities and collateral mortgage obligation securities increased by $25,000, or 8.8% to $308,000 for the nine months ended March 31, 2019, from $283,000 for the nine months ended March 31, 2018. Interest income on U.S. Government Agency securities, corporate bonds and municipal securities increased $1,000 to $484,000 for the nine months ended March 31, 2019 from $483,000 for the nine months ended March 31, 2018.  The average yield on investment securities increased 21 basis points to 2.39% for the nine months ended March 31, 2019 from 2.18% for the nine months ended March 31, 2018, reflecting higher yielding investments. The average balance of investment securities decreased by $2.7 million to $44.2 million for the nine months ended March 31, 2019, from $46.9 million for the nine months ended March 31, 2018.

Interest on interest-earning deposits increased $17,000 to $303,000 for the nine months ended March 31, 2019 from $286,000 for the nine months ended March 31, 2018. The increase was primarily the result of an increase in the average yield on interest-earning deposits, which increased 47 basis points to 2.54% for the nine months ended March 31, 2019 from 2.07% for the nine months ended March 31, 2018 as a result of increases in short-term market interest rates.  The average balance of interest-earning deposits decreased $2.6 million to $15.9 million for the nine months ended March 31, 2019 from $18.5 million for the nine months ended March 31, 2018. The decrease in the average balance of interest-earning deposits was primarily the result of deployment of liquidity into loans.

Interest Expense

Total interest expense increased $1.3 million to $2.1 million for the nine months ended March 31, 2019 from $828,000 for the nine months ended March 31, 2018 due primarily to a $1.2 million increase in interest on deposits and a $62,000 increase in interest on advances from the Federal Home Loan Bank.

Interest on deposits increased $1.2 million to $1.9 million for the nine months ended March 31, 2019 from $690,000 for the nine months ended March 31, 2018 as a result of an increase in average interest bearing deposits of $68.5 million to $240.2 million during the nine months ended March 31, 2019 as compared to $171.7 million during the nine months ended March 31, 2018. The increase in the average balance of interest bearing deposits was primarily as a result of a $29.0 million increase in the average balance of our core deposit accounts and a $39.5 million increase in the average balance of our certificates of deposit. The average cost of deposits increased by 51 basis points to 1.05% for the nine months ended March 31, 2019 from 0.54% for the nine months ended March 31, 2018. The increase in the average balance of core deposits was primarily the result of an increase in organic core deposit growth. The average rates paid on the money market deposits increased by 21 basis points to 0.66% for the nine months ended March 31, 2019 from 0.45% for the nine months ended March 31, 2018. During the fiscal year 2018, the Company updated our product offerings, phased out offering NOW accounts to our customers, and currently is offering demand deposits. The increase in the balance of our certificates of deposits of $39.5 million from $28.7 million for the nine months ended March 31, 2018 to $68.2 million for the nine months ended March 31, 2019 was primarily the result of the Company issuing certificates of deposit through brokers which had an average balance of $24.9 million for the nine months ended March 31, 2019. In addition, retail growth increased the average balance of certificate of deposits by $14.6 million for the nine months ended March 31, 2019 resulting from increases in certain product rates. The average cost of certificates of deposit increased by 71 basis points to 1.90% for the nine months ended March 31, 2019 as compared to 1.19% for the nine months ended March 31, 2018. The increase in the average cost of certificates of deposit for the nine months ended March 31, 2019 was the result of increases in short term market interest rates as compared to the nine months ended March 31, 2018.

Interest on advances from the Federal Home Loan Bank increased $62,000 to $197,000 for the nine months ended March 31, 2019 from $135,000 for the nine months ended March 31, 2018 as a result of an increase in the average balance of Federal Home Loan Bank advances and increase in the average cost of Federal Home Loan Bank advances.  The average balance of Federal Home Loan Bank advances increased by $2.4 million to $13.7 million during the nine months ended March 31, 2019 as compared to $11.3 million for the nine months ended March 31, 2018 to fund loan requirements.  In addition, the average cost of Federal Home Loan Bank advances increased by 33 basis points to 1.92% for the nine months ended March 31, 2019 from 1.59% for the nine months ended March 31, 2018, due primarily to increases in advance rates.

Net Interest Income

Net interest income increased $1.2 million, or 25.0%, to $6.0 million for the nine months ended March 31, 2019 from $4.8 million for the nine months ended March 31, 2018 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $43.6 million for the nine months ended March 31, 2019 from $36.8 million for the nine months ended March 31, 2018. Our interest rate spread decreased by 24 basis points to 2.53% for the nine months ended March 31, 2019 from 2.77% for the nine months ended March 31, 2018.  Our net interest margin decreased by 19 basis points to 2.69% for the nine months ended March 31, 2019 from 2.88% for the nine months ended March 31, 2018.

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

	For the Nine Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$238,535	$6,985	3.90%	$155,835	$4,534	3.88%
Interest-earning deposits with banks	15,878	303	2.54%	18,453	286	2.07%
Investment securities	44,234	792	2.39%	46,889	766	2.18%
Restricted investment in bank stock	906	43	6.33%	734	27	4.90%
Total interest-earning assets	299,553	8,123	3.62%	221,911	5,613	3.37%
Non-interest-earning assets	10,367			9,872
Total assets	$309,920			$231,783

Interest-bearing liabilities:
Demand deposits	$99,256	591	0.79%	$70,434	238	0.45%
Money market deposit accounts	32,029	158	0.66%	32,701	111	0.45%
Passbook and statement savings accounts	29,411	51	0.23%	34,209	71	0.28%
Checking accounts-Municipal	11,321	115	1.35%	5,647	14	0.33%
Certificates of deposit	68,229	974	1.90%	28,700	256	1.19%
Total deposits	240,246	1,889	1.05%	171,691	690	0.54%
Federal Home Loan Bank advances	13,681	197	1.92%	11,326	135	1.59%
Securities sold under agreements to repurchase	2,054	3	0.19%	2,124	3	0.19%
Total interest-bearing liabilities	255,981	2,089	1.09%	185,141	828	0.60%
Non-interest-bearing liabilities:
Checking	20,179			13,194
Other	2,715			2,107
Total liabilities	278,875			200,442
Shareholders' Equity	31,045			31,341
Total liabilities and Shareholders' equity	$309,920			$231,783

Net interest income		$6,034			$4,785
Interest rate spread (2)			2.53%			2.77%
Net interest-earning assets (3)	$43,572			$36,770
Net interest margin (4)			2.69%			2.88%
Average interest-earning assets to average interest-bearing liabilities	117.02%			119.86%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended March 31, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,651	$(200)	$2,451
Interest-earning deposits with banks	(20)	37	17
Investment securities	(39)	65	26
Restricted investment in bank stock	11	5	16
Total interest-earning assets	2,603	(93)	2,510
Interest-bearing liabilities:
Demand deposits	102	251	353
Money market deposit accounts	(1)	48	47
Passbook and statement savings accounts	(10)	(10)	(20)
Checking accounts-Municipal	101	—	101
Certificates of deposit	570	148	718
Total deposits	762	437	1,199
Federal Home Loan Bank advances	6	56	62
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	768	493	1,261
Change in net interest income	$1,835	$(586)	$1,249

Provision for Loan Losses

Provision for loan losses increased by $169,000 to $324,000 for the nine months ended March 31, 2019, from $155,000 for the nine months ended March 31, 2018 as a result of charge-offs of $141,000 related to medical education loans. Non-performing loans increased from $1.6 million at June 30, 2018 to $2.2 million as of March 31, 2019, an increase of $649,000, or 41.7% as a result of an increase in medical education loans of $479,000 and an increase of $211,000 in home equity & HELOC loans compared to June 30, 2018. During the nine months ended March 31, 2019, total charge-offs of ($142,000) and total recoveries of $2,000 were recorded. During the nine months, ended March 31, 2018, total net recoveries of $11,000 were recorded.

Non-Interest Income

Non-interest income decreased $563,000, or 18.9%, to $2.4 million for the nine months ended March 31, 2019 from $3.0 million for the nine months ended March 31, 2018. The decrease in non-interest income was primarily due to a decrease in gain on sales of loans, which decreased $383,000, or 13.9% to $2.4 million for the nine months ended March 31, 2019 from $2.8 million for the nine months ended March 31, 2018. This was due to lower sales of loans and reduced margin on loans sold when compared to the same period of 2018. In addition, fees for customer services decreased by $320,000 to $137,000 for the nine months ended March 31, 2019 from $457,000 for the nine months ended March 31, 2018 as a result of a decrease in fee income received in exchange for customer’s deposits sourced in a deposit placement network. Finally, there was a decrease in change in in fair value of loans held for sale from ($117,000) for the nine months ended March 31, 2018 to $(258,000) for the nine months ended March 31, 2019. Offsetting these decreases was a gain (loss) from hedging instruments increased $308,000 to a gain of  $29,000 for the nine months ended March 31, 2019 from a loss of ($279,000) for the nine months ended March 31, 2018 due to increased volume of locked loans associated with hedging. There was $4,000 gain in sale of available-for-sale securities for the nine months ended March 31, 2019 compared to $35,000 for the nine months ended March 31, 2019.

Non-Interest Expense

Non-interest expense increased $721,000, or 10.5%, to $7.6 million for the nine months ended March 31, 2019 from $6.9 million for the nine months ended March 31, 2018.  The increase primarily reflected increases in salaries and employee benefits of $379,000, federal deposit insurance premiums of $120,000, professional fees and other expenses of $106,000 and data processing related operations of $98,000.

Salary and employee benefits expense increased by $379,000 to $4.2 million for the nine months ended March 31, 2019 from $3.9 million for the nine months ended March 31, 2018. Salaries increased as full time equivalent (FTE) employees increased to eighty-one from seventy-one primarily resulting from the expansion of Company’s lending operations. Included in salary and employee benefits expense was share based compensation expense of approximately $140,000 for the nine months ended March 31, 2019 compared to no expense in same prior period. The professional fees and other expenses increased $106,000, or 6.4%, to $1.8 million for the nine months ended March 31, 2019 from $1.7 million for the nine months ended March 31, 2018 due to increases in consulting fees for strategic planning and expansion of commercial lending. In addition, included in other expenses is share based compensation expense of approximately $33,000 for the nine months ended March 31, 2019 for the board of directors. Federal deposit insurance premiums increased approximately $120,000 to $204,000 for the nine months ended March 31, 2019 from $84,000 for the nine months ended March 31, 2018 as a result of the increase in the average deposit balance of $68.5 million to $240.2 million for the nine months ended March 31, 2019 compared to $171.7 million for the nine months ended March 31, 2018.

Income Tax Expense

Income tax expense was $68,000 for the nine months ended March 31, 2019 as compared to an income tax expense of $196,000 for the nine months ended March 31, 2018.  Federal income taxes included in total taxes for the nine months ended March 31, 2019 and 2018 were $59,000 and $147,000, with effective federal tax rates of 11.2% and 21.2%, respectively. The decrease in the effective tax rate for the nine months ended March 31, 2019 compared to the same period a year ago was primarily a decrease in income before taxes and as well as credit for ESOP dividend payment.

Pennsylvania state tax expense decreased $40,000 to $9,000 for the nine months ended March 31, 2019 from $49,000 for the nine months ended March 31, 2018 with effective rates of 1.7% and 6.6%, respectively. The decrease in the effective tax rate for the nine months ended March 31, 2019 compared to the same period a year ago reflected a decrease in income before taxes and to a qualified tax credit from a donation to a charitable organization in the community.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.2 million, or 0.7% of total assets, at March 31, 2019. There were no non-accruing troubled debt restructurings at March 31, 2019 and June 30, 2018. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at March 31, 2019 and one loan accruing past due 90 days or more at June 30, 2018.

	At March 31,	At June 30,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,412	$1,429
Home equity & HELOCs	316	105
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	479	—
Total non-accrual loans	2,207	1,534

Loans accruing past 90 days:
Consumer and other:
Medical education	—	24

Total non-performing loans	2,207	1,558

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,207	$1,558

Ratios:
Total non-performing loans to total loans receivable	0.94%	0.73%
Total non-performing loans to total assets	0.72%	0.52%
Total non-performing assets to total assets	0.72%	0.52%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$956	$683	$871	$593

Charge-offs:
Residential:
One- to four-family	—	—	—	(12)
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	(1)	—	(23)
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education	(141)	—	(141)	—
Other	(1)	—	(1)	—
Total charge-offs	(142)	(1)	(142)	(35)

Recoveries:
Residential:
One- to four-family	—	1	2	45
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	—	—	—	—
Other	—	—	—	1
Total recoveries	—	1	2	46

Net recoveries (Charge-offs)	(142)	—	(140)	11
Provision for loan losses	241	76	324	155
Balance at end of period	$1,055	$759	$1,055	$759

Ratios:
Net (recoveries) charge-offs to average loans outstanding	0.06%	0.00%	0.06%	0.01%
Allowance for loan losses to non-performing loans at end of period	47.80%	53.04%	47.80%	53.04%
Allowance for loan losses to total loans at end of period	0.45%	0.42%	0.45%	0.42%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $10.0 million outstanding with unused borrowing capacity of $142.4 million as of March 31, 2019. Additionally, at March 31, 2019, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $2.0 million at March 31, 2019. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the three months ended March 31, 2019 and 2018.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $12.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.8 million at March 31, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $10.1 million and $5.5 million for the nine months ended March 31, 2019 and March 31, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $20.0 million and $66.0 million for the nine months ended March 31, 2019 and March 31, 2018, respectively. During the nine months ended March 31, 2019, there were $4.8 million sold in available-for-sale securities compared to $11.7 million sold in securities available-for-sale for the nine months ended March 31, 2018.  Net cash provided by financing activities was $8.1 million and $46.9 million for the nine months ended March 31, 2019 and 2018, respectively, which consisted primarily of increases in deposits of $23.7 million and $44.3 million offset by net repayments of $12.0 million for borrowing from the Federal Home Loan Bank and proceeds of $10.0 million and repayments of $7.0 million from the Federal Home Loan Bank for the nine months ended March 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2019, totaled $63.3 million of total deposits which included brokered certificates of deposit of $29.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2019 and June 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2019, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2019 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total risk-based capital (to risk-weighted assets)	$26,402	16.0%	$>13,199	> 8.0%	$>16,499	>10.0%
Tier 1 capital (to risk-weighted assets)	25,347	15.4	>9,899	> 6.0%	>13,199	> 8.0%
Tier 1 capital (to average assets)	25,347	8.3	>12,151	> 4.0%	>15,188	> 5.0%
Tier 1 common equity (to risk -weighted assets)	25,347	15.4	>7,424	> 4.5%	>10,724	> 6.5%

As of June 30, 2018
Total risk-based capital (to risk-weighted assets)	$25,050	15.6%	$>12,874	> 8.0%	$>16,092	>10.0%
Tier 1 capital (to risk-weighted assets)	24,179	15.0	>9,655	> 6.0%	>12,874	> 8.0%
Tier 1 capital (to average assets)	24,179	8.8	>11,031	> 4.0%	>13,789	> 5.0%
Tier 1 common equity (to risk -weighted assets)	24,179	15.0	>7,241	> 4.5%	>10,460	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of March 31, 2019 and June 30, 2018, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of March 31, 2019, the Bank is required to maintain a capital conservation buffer of 1.875%. At March 31, 2019, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019, we had outstanding commitments to originate loans of $19.6 million, unused lines of credit totaling $12.8 million and $5.0 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $63.3 million of total deposits which included brokered certificates of deposit of $29.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2019.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2019, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

HV BANCORP, INC.

Date: May 14, 2019	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2019	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)