Form 10-K
period 2019-06-30
HV Bancorp, Inc.
filed 2019-09-26
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File No. 001-37981

HV Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	46-4351868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2005 South Easton Road Suite 304 Doylestown, Pennsylvania	18901
(Address of Principal Executive Offices)	(Zip Code)

(267) 280-4000

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	HVBC	The NASDAQ Stock Market, LLC
(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of December 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $26,966,831.

As of September 16, 2019, there were issued and outstanding 2,268,917 shares of the Registrant’s Common Stock.

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

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than investment in securities and owning the common stock of the Bank and having deposits in the Bank. The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “Plan”) at a Special Meeting of Shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the Plan (see Note 12 of the Audited Consolidated Financial Statements for further discussion). At June 30, 2019, HV Bancorp, Inc. had total consolidated assets of $344.2 million, total consolidated deposits of $275.1 million, and total consolidated shareholders’ equity of $32.7 million. Our executive offices are located at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

Huntingdon Valley Bank

Huntingdon Valley Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Pennsylvania Department of Banking and Securities (the "Pennsylvania Department of Banking"). We have offices in Montgomery, Bucks and Philadelphia Counties, Pennsylvania and Wilmington, Delaware. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

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

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, home equity loans and home equity lines of credit (“HELOCs”) and commercial real estate loans (including multi-family loans) and commercial and, to a lesser extent, construction and consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

Our website address is www.myhvb.com.  Information on this website should not be considered a part of this annual report.

Market Area

We are headquartered in Doylestown, Pennsylvania, which is located in the northeast suburban area of metropolitan Philadelphia. We primarily serve communities located in Montgomery, Bucks and Philadelphia Counties in Pennsylvania and New Castle county in Delaware from our executive office, four full service bank offices and one limited service office. We also operate four loan production offices in our geographical footprint.

Our markets are demographically attractive, close to the business and financial district of Center City Philadelphia, and within commuting distance of Northern New Jersey and New York City. Based on the United States Census for estimated population for 2018, Philadelphia, Montgomery, Bucks and New Castle Counties have total populations of 1,584,000, 829,000, 628,000 and 559,000, respectively, and the Philadelphia, Montgomery, and Bucks counties comprise the 1st, 3rd and 4th largest counties in Pennsylvania, respectively and New Castle county is the largest county in Delaware. From 2010 to 2018 the estimated populations of Philadelphia, Montgomery, Bucks and New Castle Counties are expected to grow by 3.8%, 3.6%, 0.5% and 3.9%, respectively. Additionally, between June 2017 and June 2019, our market area has shown significant improvement in unemployment levels, decreasing from 6.4% to 5.2% for Philadelphia County, decreasing from 4.0% to 3.2% for Montgomery County, decreasing from 4.3% to 3.4% for Bucks County and decreasing from 4.9% to 3.6% for New Castle county.  The foreclosure rate in June 2019 for the Commonwealth of Pennsylvania was 3.0%, compared to foreclosure rates of 5.0%, 3.0%, and 4.0% for Philadelphia, Montgomery and Bucks Counties, respectively. The foreclosure rate in June 2019 for the Commonwealth of Delaware was 7.0%, compared to foreclosure rate of 9.0% for New Castle county. In terms of median household income and median disposable income, Montgomery and Bucks Counties rank 2nd and 3rd in Pennsylvania in each category, based on the United States Census. Based on the United States Census, the median household income between 2013 and 2017 was $40,649, $84,791, $82,031 and $68,336 Philadelphia, Montgomery, Bucks  and New Castle Counties, respectively.  The median value of owner occupied homes in Bucks County is nearly double the statewide median value, and home values in Bucks and Montgomery Counties rank 2nd and 3rd, respectively, of all the counties in Pennsylvania, based on the United States Census.

As of 2017, the Philadelphia metropolitan area is the eight largest total gross metropolitan product in the United States and is home to many universities and colleges.  The economy of our market area is heavily based on education, life sciences and social services. The city of Philadelphia is home to many Fortune 500 companies, including pharmaceutical distributor, AmerisourceBergen; cable television and internet provider Comcast; insurance company Lincoln Financial Group; and food services company Aramark.

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

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and home equity lines of credit, and, to a lesser extent, construction loans and consumer loans. Our primary business has been the origination and sale of one- to four-family residential real estate loans, 56.7% of which have been adjustable-rate loans and 43.3% of which have been fixed-rate loans as of June 30, 2019. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Residential:
One- to four-family	$201,526	83.84%	$182,234	85.97%	$88,578	79.06%	$71,980	76.75%	$63,425	75.70%
Home equity & HELOCs	4,158	1.73	4,921	2.32	5,466	4.88	6,448	6.87	6,662	7.95
Commercial real estate	16,460	6.85	10,804	5.10	12,191	10.88	11,620	12.39	12,662	15.11
Commercial business	9,728	4.05	4,059	1.91	3,801	3.39	558	0.59	634	0.76
Construction	1,981	0.82	2,907	1.37	2,004	1.79	3,179	3.39	365	0.44
Consumer and other:
Medical education	6,506	2.71	7,047	3.32	—	—	—	—	—	—
Consumer	3	—	31	0.01	5	—	10	0.01	31	0.04
Total loans receivable	240,362	100.00%	212,003	100.00%	112,045	100.00%	93,795	100.00%	83,779	100.00%
Deferred loan origination costs	1,606		1,564		359		142		54
Allowance for loan losses	(1,182)		(871)		(593)		(487)		(514)
Total loans receivable, net	$240,786		$212,696		$111,811		$93,450		$83,319

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending June 30, 2020.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four- Family Real Estate Loans	Home Equity & HELOCs	Commercial Real Estate Loans	Commercial Business Loans	Construction Loans	Medical education Loans	Consumer Loans	Total
	(In thousands)
Due During the Years Ending June 30,
2020	$418	$157	$1,120	$8,844	$—	$41	$3	$10,583
2021	—	14	1,445	—	—	—	—	1,459
2022	30	—	686	9	—	—	—	725
2023 to 2024	278	123	6,516	350	—	—	—	7,267
2025 to 2029	6,430	301	4,405	—	—	2,592	—	13,728
2030 to 2034	3,125	413	1,162	—	—	3,822	—	8,522
2035 and beyond	191,245	3,150	1,126	525	1,981	51	—	198,078
Total	$201,526	$4,158	$16,460	$9,728	$1,981	$6,506	$3	$240,362

The following table sets forth our fixed and adjustable-rate loans at June 30, 2019 that are contractually due after June 30, 2020.

	Due After June 30, 2020
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$86,875	$114,233	$201,108
Home equity & HELOCs	744	3,257	4,001
Commercial real estate	11,581	3,759	15,340
Commercial business	790	94	884
Construction	—	1,981	1,981
Consumer and Other:
Consumer	—	—	—
Medical education	—	6,465	6,465
Total	$99,990	$129,789	$229,779

One- to Four-Family Residential Real Estate Lending.  At June 30, 2019, we had $201.5 million of loans secured by one- to four-family residential real estate, representing 83.8% of our total loan portfolio.  In addition, at June 30, 2019, we had $33.7 million of residential mortgages held for sale.  We originate fixed-rate one- to four-family residential real estate loans as well as adjustable-rate loans depending on market conditions and borrower preferences.  At June 30, 2019, 43.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 56.7% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of June 30, 2019 was generally $484,350 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At June 30, 2019, we had $127.0 million in jumbo loans, which represented 63.0% of our one- to four-family residential real estate loans. Of the $127.0 million in jumbo loans, 68.3% or $86.7 million were variable jumbo loans and 31.7% or $40.3 million were fixed jumbo loans. Our average loan size for jumbo loans was $668,000 at June 30, 2019.  We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Most of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

We  may offer “interest only” mortgage loans on construction to permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also have not offered and will not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not had a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

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

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At June 30, 2019, outstanding home equity loans and equity lines of credit totaled $4.2 million, or 1.7% of total loans outstanding.  At June 30, 2019, the unadvanced portion of home equity lines of credit totaled $7.7 million.  At June 30, 2019 $2.7 million of our home equity loans and lines of credit were in a junior lien position.

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

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At June 30, 2019, we had $16.5 million in commercial real estate loans, representing 6.9% of our total loan portfolio.  Our commercial real estate loans generally have initial terms of five years and amortization terms of 20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At June 30, 2019, the average loan balance of our outstanding commercial real estate loans was $311,000, and the largest of such loans was a $1.3 million loan secured by first perfected security interest in all of the borrower’s business assets. This loan was performing in accordance with its terms at June 30, 2019.

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

Commercial Business Lending.  At June 30, 2019, we had $9.7 million of commercial business loans, representing 4.1% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction Lending.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans to individuals are made on the same general terms as our one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion. At June 30, 2019, we had $2.0 million of construction loans, representing 0.8% of our total loan portfolio.  At June 30, 2019, our largest construction loan was a $1.7 million loan secured by residential real estate. This loan was performing in accordance with its original terms at June 30, 2019.

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

Medical Education Lending. In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2019, the balance of the private education loans was $6.5 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2019, there were ten loans with a balance of approximately $841,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended June 30, 2019 primarily as a result of charge-offs totaling $305,000.

Consumer Lending. At June 30, 2019, our consumer loan portfolio totaled $3,000 consisting of consumer overdraft accounts.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our Statement of Financial Condition as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended June 30, 2019, we sold $140.1 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2019, we had five participation loans for $5.3 million in which we were not the lead lender, all of which were performing in accordance with the loans’ original terms at June 30, 2019. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

We currently have arrangements with full-service mortgage lenders to purchase primarily jumbo adjustable-rate one- to four-family residential real estate loans. During the year ended June 30, 2019, we purchased $16.0 million of such loans pursuant to these relationships. These loans are originated pursuant to our underwriting guidelines and subject to our underwriting process prior to when we purchase the loan.  We intend to maintain these current relationships and in the future we will look for additional opportunities to expand our purchase of one- to four-family real estate loans.

In November 2017, we purchased a $7.8 million portfolio of private education loans made to American citizens attending AMA approved medical schools in Caribbean nations. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2019, the balance of the private education loans was $6.5 million.

The following table shows our loan originations, sales and repayment activities for the years indicated, including loans held for sale.

	For the Year Ended June 30,
	2019	2018	2017	2016	2015
		(In thousands)
Total loans at beginning of year (1)	$225,561	$124,829	$118,471	$100,040	$98,189
Loan originations:
Residential:
One- to four-family (1)	176,070	170,479	202,503	182,962	171,114
Home equity & HELOCs	148	103	430	2,989	298
Commercial real estate	1,383	673	1,796	1,198	2,399
Commercial business	636	2,767	3,386	—	—
Construction	2,446	5,384	—	2,970	460
Consumer loans	3	31	5	4	4
Total loans originated	180,686	179,437	208,120	190,123	174,275
Loans Purchased	15,991	88,180	—	—	—
Sales and loan principal repayments:
Principal repayments	8,051	22,208	22,494	13,914	12,973
Loan sales	140,077	144,677	179,268	157,778	159,451
Net loan activity	48,549	100,732	6,358	18,431	1,851
Total loans at end of year (1)	$274,110	$225,561	$124,829	$118,471	$100,040

(1)	Includes loans held for sale.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Huntingdon Valley Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% if secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $4.5 million as of June 30, 2019.  At June 30, 2019, our largest credit relationship was $4.1 million which consisted of a $3.7 million loan secured by first perfected security interest in all of the borrower’s business assets that was paid off in July 2019 and a $683,000 loan secured by a mortgage on a residential one-to-four property. At June 30, 2019, these loans was performing in accordance with its current terms.

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

The following limitations apply to originations of loans.  An underwriter may approve loans up to $417,000 or FHA loan limit, and an executive vice president, assistant vice president or senior underwriter officer may approve loans up to $500,000.  The Officer Loan Committee must approve “jumbo” loans (currently, loans between $500,000 to $650,000), construction loans and any conventional loans not receiving automated underwriting system recommendation.  The Executive Management Committee must approve loans in excess of $650,000.  The board of directors must approve loans in excess of $900,000 that are exceptions to the Bank’s lending policy.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2019
Residential:
One- to four-family	3	$179	9	$1,407	12	$1,586
Home equity & HELOCs	—	—	2	316	2	316
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Medical education	6	220	10	841	16	1,061
Consumer	—	—	—	—	—	—
Total	9	$399	21	$2,564	30	$2,963

At June 30, 2018
Residential:
One- to four-family	5	$412	5	$800	10	$1,212
Home equity & HELOCs	—	—	1	105	1	105
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Medical education	2	62	1	24	3	86
Consumer	—	—	—	—	—	—
Total	7	$474	7	$929	14	$1,403

At June 30, 2017
Residential:
One- to four-family	4	$381	10	$950	14	$1,331
Home equity & HELOCs	—	—	2	110	2	110
Commercial real estate	—	—	1	100	1	100
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$381	13	$1,160	17	$1,541

Non-Performing Loans.  Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At June 30, 2019, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. Generally, the loan may be restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest income that would have been recorded for the year ended June 30, 2019 had non-accruing loans been current according to their original terms amounted to $111,000.  We recognized $35,000 of interest income for these loans for the year ended June 30, 2019.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had no other real estate owned at June 30, 2019 and 2018.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had one loan accruing past due 90 days at June 30, 2018 and no accruing loans past due 90 days or more at June 30, 2019, 2017, 2016 or 2015. Additionally, we had no non-accruing troubled debt restructurings at June 30, 2019, 2018, 2017, 2016 or 2015.

	At June 30,
	2019	2018	2017	2016	2015
		(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,852	$1,429	$1,198	$818	$1,277
Home equity & HELOCs	316	105	110	227	147
Commercial real estate	—	—	100	100	226
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Medical education	1,108	—	—	—	—
Total non-accrual loans	3,276	1,534	1,408	1,145	1,650

Loans accruing past 90 days:
Consumer and other:
Medical education	—	24	—	—	—

Total non-performing loans	3,276	1,558	1,408	1,145	1,650

Real estate owned	—	—	—	115	574
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$3,276	$1,558	$1,408	$1,260	$2,224

Ratios:
Total non-performing loans to total loans	1.36%	0.73%	1.26%	1.23%	1.97%
Total non-performing loans to total assets	0.95%	0.52%	0.65%	0.63%	0.99%
Total non-performing assets to total assets	0.95%	0.52%	0.65%	0.69%	1.33%

Total non-performing loans increased to $3.3 million, or 1.36% of total loans, at June 30, 2019 from $1.6 million, or 0.73% of total loans, at June 30, 2018 as a result of an increase of $1.1 million increase in medical education loans, a $423,000 increase in non-performing one- to four-family residential real estate loans as well as an increase in non-performing home equity and HELOCs of $211,000. Non-performing one- to four-family residential real estate loans totaled $1.9 million at June 30, 2019.  Non-performing medical education loans totaled $1.1 million at June 30, 2019. There were no non-performing commercial real estate loans, commercial business and construction loans at June 30, 2019.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility”

that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At June 30, 2019, we had $208,000 of loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2019, 2018 or 2017.  The classified assets total at June 30, 2019 includes $3.3 million of non-performing loans.

	At June 30,
	2019	2018	2017
	(In thousands)
Classified assets:
Substandard	$3,826	$2,775	$2,204
Doubtful	—	—	—
Loss	—	—	—
Total classified assets	$3,826	$2,775	$2,204
Special Mention	$208	$216	$552
Total criticized assets	$4,034	$2,991	$2,756

The increase in classified assets was due to a $1.1 million increase in substandard assets primarily due to a $1.1 million increase in substandard medical education loans and $211,000 increase in substandard home equity one- to four-family residential real estate loans offset by decreases of $134,000 in substandard one- to four-family residential real estate loans, $73,000 in commercial real estate loans and $61,000 in commercial business. Substandard assets at June 30, 2019 consisted of $3.3 million in non-accrual loans and $500,000 in loans that were performing.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015
		(Dollars in thousands)
Balance at beginning of year	$871	$593	$487	$514	$705

Charge-offs:
Residential:
One- to four-family	—	(11)	—	—	(233)
Home equity & HELOCs	—	—	(125)	—	—
Commercial real estate	—	(23)	—	(34)	(31)
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Medical education	(305)	—	(4)	(3)	(7)
Other	—	—	—	—	—
Total charge-offs	(305)	(34)	(129)	(37)	(271)

Recoveries:
Residential:
One- to four-family	5	3	8	—	—
Home equity & HELOCs	—	—	—	—	—
Commercial real estate	—	43	25	—	—
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	1	1	1
Total recoveries	5	46	34	1	1

Net (charge-offs) recoveries	(300)	12	(95)	(36)	(270)
Provision for loan losses	611	266	201	9	79
Balance at end of year	$1,182	$871	$593	$487	$514

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.13%	(0.01)%	0.10%	0.04%	0.32%
Allowance for loan losses to non-performing loans at end of year	36.08%	56.78%	42.15%	42.53%	31.15%
Allowance for loan losses to total loans at end of year	0.49%	0.41%	0.53%	0.52%	0.61%

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

				At June 30,
	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$711	60.15%	83.84%	$651	74.74%	85.97%	$399	67.28%	79.06%
Home equity & HELOCs	46	3.89	1.73	39	4.48	2.32	38	6.41	4.88
Commercial real estate	99	8.37	6.85	65	7.46	5.10	89	15.01	10.88
Commercial business	108	9.14	4.05	65	7.46	1.91	58	9.78	3.39
Construction	8	0.68	0.82	15	1.72	1.37	9	1.52	1.79
Consumer and other:
Consumer	—	—	—	1	0.12	—	—	—	—
Medical education	210	17.77	2.71	35	4.02	3.32	—	—	—
Total allocated allowance	1,182			871			593
Unallocated allowance	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$1,182	100.00%	100.00%	$871	100.00%	100.00%	$593	100.00%	100.00%

	At June 30,			At June 30,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Residential:
One- to four-family	$314	64.48%	76.75%	$219	42.61%	75.70%
Home equity & HELOCs	18	3.70	6.87	19	3.70	7.95
Commercial real estate	131	26.90	12.39	230	44.75	15.11
Commercial business	23	4.72	0.59	45	8.75	0.76
Construction	1	0.20	3.39	—	—	0.44
Consumer	—	—	0.01	—	—	0.04
Total allocated allowance	487			513
Unallocated allowance	—	—	—	1	0.19	—
Total allowance for loan losses	$487	100.00%	100.00%	$514	100.00%	100.00%

At June 30, 2019, our allowance for loan losses represented 0.49% of total loans and 36.08% of non-performing loans.  There were $300,000 in net loan charge-offs during the year ended June 30, 2019.

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

At June 30, 2019, the held-to-maturity portfolio, with an amortized cost of $14.3 million was reclassified to available-for-sale. The available-for-sale portfolio, which is carried at fair value, totaled $35.2 million, or 10.2% of total assets at June 30, 2019.

United States Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2019, United States government securities consisted of fixed-rate Small Business Administration (“SBA”) Participation Certificates.

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

	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Government securities	$478	$477	$1,007	$967	$4,330	$4,340
Corporate notes	6,960	6,984	5,805	5,708	11,231	11,226
Collateralized mortgage obligations	8,818	8,726	14,297	13,794	12,668	12,567
Mortgage-backed securities	3,468	3,444	3,964	3,778	4,520	4,435
Municipal securities	11,915	12,120	1,701	1,680	3,517	3,507
Bank certificates of deposit	3,497	3,485	4,992	4,920	6,742	6,745
Total securities available-for-sale	$35,136	$35,236	$31,766	$30,847	$43,008	$42,820

Securities held-to-maturity:
Corporate notes	$—	$—	$2,519	$2,516	$2,000	$2,012
Municipal securities	—	—	11,386	11,231	9,809	9,884
Total securities held-to-maturity	$—	$—	$13,905	$13,747	$11,809	$11,896

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government securities	$—	—%	$—	—%	$—	—%	$478	2.09%	$478	$477	2.09%
Corporate notes	450	1.85	2,510	2.84	4,000	5.19	—	—	6,960	6,984	4.12
Collateralized mortgage obligations	—	—	—	—	—	—	8,818	2.41	8,818	8,726	2.41
Mortgage-backed securities	1	3.61	—	—	1	7.93	3,466	2.54	3,468	3,444	2.54
Municipal securities	2,060	1.74	3,555	2.08	4,090	2.71	2,210	3.23	11,915	12,120	2.45
Bank certificates of deposit	1,999	1.79	1,498	2.17	—	—	—	—	3,497	3,485	1.95
Total securities available-for-sale	$4,510	1.77%	$7,563	2.35%	$8,091	3.94%	$14,972	2.55%	$35,136	$35,236	2.72%

Securities held-to-maturity:
Corporate notes	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipal securities	—	—	—	—	—	—	—	—	—	—	—
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%

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

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, money market accounts, certificates of deposit and checking accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  At June 30, 2019, our core deposits, which are deposits other than certificates of deposit, were $193.8 million, representing 70.4% of total deposits. At June 30, 2019, we had $41.0 million in brokered deposits.

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

The following table sets forth the distribution of total interest-bearing deposits by account type for the years indicated.

	For the Years Ended June 30,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits-interest-bearing accounts	$99,043	41.29%	0.83%	$74,128	41.91%	0.48%	$—	—	—
NOW accounts- interest-bearing accounts (1)	—	—	—	—	—	—	39,375	25.67%	0.48%
Money market deposit accounts	31,237	13.02%	0.67%	32,176	18.19%	0.46%	26,572	17.32%	0.33%
Passbook and statement savings accounts	28,979	12.08%	0.22%	33,265	18.81%	0.27%	34,702	22.62%	0.30%
Checking accounts	11,358	4.73%	1.37%	5,723	3.24%	0.40%	18,859	12.30%	0.11%
Certificates of deposit	69,271	28.88%	1.96%	31,563	17.85%	1.31%	33,893	22.09%	1.00%
Total interest-bearing deposits	$239,888	100.00%	1.09%	$176,855	100.00%	0.58%	$153,401	100.00%	0.48%

(1)	During 2018, we updated our deposit products and phased out offering NOW accounts to our customers.

As of June 30, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $21.7 million.  The following table sets forth the maturity of those certificates as of June 30, 2019.

At June 30, 2019
(In thousands)
Three months or less	$3,999
Over three months through six months	3,506
Over six months through one year	10,059
Over one year to three years	2,546
Over three years	1,559
Total	$21,669

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2019, we had $28.0 million in advances from the Federal Home Loan Bank of Pittsburgh.  At June 30, 2019, based on available collateral and our ownership of Federal Home Loan Bank of Pittsburgh stock, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $122.5 million. Additionally, at June 30, 2019, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of fair value of collateral held by the Federal Reserve Bank, which was $1.7 million at June 30, 2019. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank during the year ended June 30, 2019.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Years Ended June 30,
	2019	2018	2017
	(Dollars in thousands)
FHLB short-term borrowings:
Balance at end of year	$—	$10,000	$—
Average balance during year	$2,446	$9,606	$7,556
Maximum outstanding at any month end	$18,417	$37,000	$13,000
Weighted average interest rate at end of year	—	2.07%	—
Weighted average interest rate during year	2.45%	1.43%	0.30%

FHLB long-term borrowings:				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	2019	2018	2017
9/26/2012	9/26/2017	Fixed Rate	0.93%	$—	$—	$3,000
11/30/2015	11/30/2017	Fixed Rate	1.27%	—	—	1,000
07/16/15	07/16/18	Fixed Rate	1.41%	—	1,000	1,000
04/17/18	07/17/18	Fixed Rate	2.07%	—	10,000	—
11/30/15	11/30/18	Fixed Rate	1.59%	—	1,000	1,000
06/03/16	06/03/19	Fixed Rate	1.26%	—	2,000	2,000
07/18/16	07/18/19	Fixed Rate	1.19%	1,000	1,000	1,000
09/26/17	09/28/20	Fixed Rate	1.88%	3,000	3,000	—
11/21/17	11/22/21	Fixed Rate	2.22%	4,000	4,000	—
04/30/19	05/02/22	Fixed Rate	2.37%	5,000	—	—
05/07/19	05/09/22	Fixed Rate	2.37%	5,000	—	—
05/14/19	05/16/22	Fixed Rate	2.29%	5,000	—	—
05/21/19	05/21/21	Fixed Rate	2.36%	5,000	—	—
				$28,000	$22,000	$9,000

We have also entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at and for the periods shown:

	At or For the Years Ended June 30,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$3,789	$5,739	$2,883
Average balance during year	$2,290	$2,179	$1,935
Maximum outstanding at any month end	$4,870	$5,739	$4,277
Weighted average interest rate at end of year	0.19%	0.19%	0.19%
Weighted average interest rate during year	0.17%	0.18%	0.16%

Subsidiary Activities

Huntingdon Valley Bank is the only wholly-owned subsidiary of HV Bancorp.  Huntingdon Valley Bank has no subsidiaries.

Employees

As of June 30, 2019 we had 92 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s highlights include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule will go into effect January 1, 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  For 2019, the capital conservation buffer is 2.5% of risk-weighted assets.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile.  Until the community bank leverage ratio is established by the regulators in accordance with EGRRCPA, the Basel III risk-based and leverage ratios remain in effect. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule will go into effect January 1, 2020.

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

As noted above, the EGRRCPA will eliminate these requirements for savings banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule will go into effect January 1, 2020.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by September 2019. For the quarter ended June 30, 2019, the annualized FICO assessment was equal to 0.12 of a basis point of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $124.2 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Huntingdon Valley Bank is in compliance with these requirements.

Federal Home Loan Bank System

Huntingdon Valley Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Huntingdon Valley Bank was in

compliance with this requirement at June 30, 2019. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Huntingdon Valley Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of June 30, 2019, no impairment has been recognized.

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

Taxable Distributions and Recapture. At June 30, 2019, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Minimum Tax.  On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. The Tax Act repealed alternative minimum tax effective for tax years beginning after December 31, 2017. Any alternative minimum tax credit carryovers to tax years after December 31, 2017 generally may be utilized to the extent of the Company’s regular tax liability offset by any minimum tax credit the Company may have for that year. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that the alternative minimum tax credit carryovers exceed regular tax liability offset by certain other tax credits, 50% of the excess alternative minimum tax credit carryovers are refundable. Any remaining alternative minimum tax credits will be fully refundable in 2021. At June 30, 2019, Huntingdon Valley Bank had approximately $53,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers.  The Tax Act repealed carrying back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Act provides for the indefinite carryforward of federal net operating losses arising in tax years ending after 2017.  Also as a result of The Tax Act, net operating losses arising in tax years after 2017 may only reduce 80 percent of a taxpayer’s taxable income in carryforward years.  At June 30, 2019, Huntingdon Valley Bank had no federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At June 30, 2019, Huntingdon Valley Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at June 30, 2019.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.Properties

As of June 30, 2019, the net book value of our office properties (including leasehold improvements) was $1.4 million.  The following table sets forth information regarding our offices (in thousands):

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Administrative Offices:
Executive Office (1): 3501 Masons Mill Road, Suite 401 Huntingdon Valley, PA 19006	Leased	2011	$—
Mortgage Production Office (1): 1388 W. Street Road Warminster, PA 18974	Leased	2010	32
Mortgage Origination Office: 539 Bethlehem Pike Montgomeryville, PA 18936	Leased	2013	—
Mortgage Sales Office: 2005 South Easton Road, First Floor Doylestown, PA 18901	Leased	2019	—
Banking Offices:
Main Office: 2617 Huntingdon Pike Huntingdon Valley, PA 19006	Leased	2006	35
Plumsteadville: 5725 Easton Road Plumsteadville, PA 18949	Owned	2002	1,090
Warrington Plaza Shopping Center: Route 611 & Street Road Warrington, PA 18976	Leased	1994	66
Justa Farm Shopping Center: 1900 County Line Road Huntingdon, PA 19006	Leased	1995	207
Limited Service Office: 8580 Verree Road Philadelphia, PA 19111	Leased	2007	—

(1) During the end of August and the beginning of September 2019, we moved our executive office and mortgage production office to one location at 2005 South Easton Road, Suite 304 Doylestown, PA 18901.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of June 30, 2019 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of September 16, 2019 was 815.  Certain shares of HV Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

	Price Per Share 2019		Price Per Share 2018
	High	Low	High	Low
Fourth quarter	$16.21	$15.08	$14.97	$14.21
Third quarter	16.75	14.91	18.50	13.75
Second quarter	15.74	14.82	15.32	14.76
First quarter	17.50	14.66	14.97	14.08

During the year ended June 30, 2019, the Company did not pay a cash dividend per share. During the year ended June 30, 2018, the Company paid a special dividend of $0.50 per share.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid again or that, if paid, will not be reduced.

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

The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference. During 2019, a stock repurchase plan was approved to purchase up to 100,000 shares of the Company’s outstanding common stock. HV Bancorp, Inc. did not repurchase any of its shares during the year ended June 30, 2019.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of HV Bancorp and subsidiary at or for the years ended June 30, 2019, 2018 and 2017.  Selected historical financial and other data at or for the years ended June 30, 2016 and 2015 are for Huntingdon Valley Bank.  The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended June 30, 2019 and 2018 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of HV Bancorp and subsidiary beginning at page 51 of this annual report.  The information at and for the years ended June 30, 2017, 2016 and 2015 is derived in part from audited financial statements that are not included in this annual report.

		At June 30,
	2019	2018	2017	2016	2015
		(In thousands)
Selected Financial Condition Data:
Total assets	$344,195	$297,762	$216,765	$182,023	$167,298
Cash and cash equivalents	20,234	14,745	28,577	15,427	15,596
Investment securities available-for-sale, at fair value	35,236	30,847	42,820	33,281	38,088
Investment securities held-to-maturity	—	13,905	11,809	5,825	4,744
Equity securities	500	—	—	—	—
Loans held for sale at fair value	33,748	13,558	12,784	24,676	16,261
Loans receivable, net	240,786	212,696	111,811	93,450	83,319
Deposits	275,130	235,403	170,481	141,771	142,877
Federal Home Loan Bank advances	28,000	22,000	9,000	20,000	7,000
Securities sold under agreements to repurchase	3,789	5,739	2,883	3,929	3,502
Total liabilities	311,515	267,041	185,324	169,052	155,842
Total equity	32,680	30,721	31,441	12,971	11,456

		For the Years Ended June 30,
	2019	2018	2017	2016	2015
		(In thousands)
Selected Data:
Interest income	$10,982	$7,984	$5,734	$5,302	$5,057
Interest expense	2,927	1,351	891	746	785
Net interest income	8,055	6,633	4,843	4,556	4,272
Provision for loan losses	611	266	201	9	79
Net interest income after provision for loan losses	7,444	6,367	4,642	4,547	4,193
Gain on sale of loans, net	2,789	3,467	5,515	4,116	3,840
Other non-interest income (loss)	1,575	609	(573)	1,242	1,069
Non-interest income	4,364	4,076	4,942	5,358	4,909
Non-interest expense	10,735	9,429	8,820	8,354	8,339
Income before income taxes	1,073	1,014	764	1,551	763
Income tax expense	194	244	195	525	135
Net income	$879	$770	$569	$1,026	$628

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.28%	0.31%	0.28%	0.62%	0.38%
Return on average equity	2.81%	2.48%	2.72%	8.69%	5.55%
Interest rate spread (1)	2.50%	2.71%	2.46%	2.85%	2.65%
Net interest margin (2)	2.67%	2.82%	2.52%	2.90%	2.68%
Efficiency ratio (3)	86.44%	88.05%	90.14%	84.26%	90.83%
Average interest-earning assets to average interest-bearing liabilities	116.95%	119.27%	113.16%	108.72%	107.23%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.95%	0.52%	0.65%	0.69%	1.33%
Non-performing loans as a percent of total loans	1.36%	0.73%	1.26%	1.23%	1.97%
Allowance for loan losses as a percent of non-performing loans	36.08%	56.78%	42.15%	42.53%	31.15%
Allowance for loan losses as a percent of total loans	0.49%	0.41%	0.53%	0.52%	0.61%
Net charge-offs (recoveries) to average outstanding loans during the year	0.13%	(0.01%)	0.10%	0.04%	0.32%

Capital Ratios: (4)
Common equity tier 1 capital (to risk weighted assets)	15.31%	15.03%	21.21%	12.04%	12.46%
Tier 1 leverage (core) capital (to adjusted tangible assets)	9.26%	8.77%	11.23%	7.63%	6.82%
Tier 1 risk-based capital (to risk weighted assets)	15.31%	15.03%	21.21%	12.04%	12.46%
Total risk-based capital (to risk weighted assets)	15.94%	15.57%	21.75%	12.49%	13.02%
Average equity to average total assets	10.03%	12.67%	10.39%	7.10%	6.76%

Other Data:
Number of full service offices	4	4	4	4	4
Number of employees	92	71	74	65	57

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for Huntingdon Valley Bank. The Company’s capital ratios are not materially different from Huntingdon Valley Bank’s.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at June 30, 2019 and 2018 and our results of operations for the years ended June 30, 2019 and 2018.  This section should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements that appear beginning on page 51 of this annual report.

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have a mortgage loan origination offices located in Montgomeryville, Pennsylvania, Doylestown, Pennsylvania and Wilmington, Delaware. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania and New Castle county in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer loans and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our consumer and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are to:

•

Continue to Originate and Sell Certain Residential Real Estate Loans.  Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank.  During the year ended June 30, 2019, we originated $157.1 million in one- to four-family residential real estate loans held for sale, selling $140.1 million in one- to four-family residential real estate loans held for sale for gains on sale of $2.8 million. Similarly, during the year ended June 30, 2018, we originated $142.0 million in one- to four-family residential real estate loans held for sale, selling $144.7 million in one- to four-family residential real estate loans held for sale for gains on sale of $3.5 million. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. We also intend to hold an appropriately sized portfolio of jumbo adjustable-rate one- to four-family residential real estate loans in order to increase interest income and help manage our interest rate risk. At June 30, 2019, we had $86.7 million in jumbo adjustable-rate one- to four-family residential real estate loans, which represented 43.0% of our one- to four-family residential real estate loan portfolio compared to $83.1 million or 45.6% of our one- to four-family residential real estate loan portfolio at June 30, 2018. We originate these loans internally through our relationships with real estate brokers and purchase loans through our relationships with certain mortgage originators. All purchased loans must comply with our underwriting standards.

•

Increase Commercial Real Estate and Commercial business. In 2019, we established a new business banking division which will greatly expand the Bank’s commercial real estate and commercial business portfolios.  The inclusion of commercial real estate and commercial business loans may increase the yield on the loan portfolio and should help reduce interest rate risk while maintaining what we believe are conservative underwriting standards.

•

Maintain High Asset Quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy.  At June 30, 2019, our non-performing assets to total assets ratio was 1.36%.  Because a substantial amount of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Maintain Level of Core Deposits.  We plan to continue to market our transaction and savings accounts, emphasizing our high-quality, personalized customer service coupled with customer-facing technologies. We also offer the convenience of technology-based products, such as remote deposit capture, internet banking, mobile banking and mobile capture. Our ratio of core (non-time) deposits to total deposits was 70.4% at June 30, 2019.

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

Deferred Tax Assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision. At June 30, 2019 and 2018, no valuation allowance related to deferred tax assets were recorded.

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

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A more detailed description of the fair values measured at each level of the fair value hierarchy and our methodology can be found in Note 14 of the audited consolidated financial statements of the Company included in this annual report.

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

Loan commitments that are derivatives are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives and as other liabilities with changes in their fair values recorded as a gain in hedging instruments in non-interest income in the consolidated statements of income.  Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. We are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. We have used mandatory commitments to substantially reduce these risks.  See Note 10 Derivatives and Risk Management Activities in the audited consolidated financial statements of the Company in this annual report.

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total Assets

Total assets increased $46.4 million, or 15.6%, to $344.2 million at June 30, 2019 from $297.8 million at June 30, 2018. The increase was primarily the result of an increases of $28.1 million in loans receivable, $20.2 million in loans held for sale and $5.5 million in cash and cash equivalents partially offsetting these increases was a decrease in investment securities totaling $9.6 million during the year ended June 30, 2019.

Cash and cash equivalents

Cash and cash equivalents increased $5.5 million, or 37.4%, to $20.2 million at June 30, 2019 from $14.7 million at June 30, 2018, with the expectation that excess liquidity will be used to fund growth of the loan portfolio.

Investment Securities

Investment securities decreased by $9.6 million, or 21.4%, to $35.2 million at June 30, 2019 from $44.8 million at June 30, 2018. The decrease was primarily due to sales and principal repayments of $13.0 million, partially offset by purchases of $2.5 million and a decrease of $718,000 in unrealized losses on securities available-for-sale. At June 30, 2019, our held-to-maturity portion of the securities portfolio, with amortized cost of $14.3 million, was transferred to our available-for-sale portfolio and our available-for-sale portion of the securities portfolio, at fair value, was $35.2 million compared to the held-to-maturity portion of the securities portfolio of $13.9 million and $30.9 million available-for-sale portion of the securities portfolio at June 30, 2018.

Net Loans

Net loans increased $28.1 million to $240.8 million at June 30, 2019 from $212.7 million at June 30, 2018. One- to four-family residential real estate loans increased $19.3 million to $201.5 million at June 30, 2019 from $182.2 million at June 30, 2018 primarily in the adjustable-rate jumbo one- to four-family residential real estate loan portfolio. Commercial real estate loans increased by $5.7 million from $10.8 million at June 30, 2018 to $16.5 million at June 30, 2019 primarily as a result of the launch of a new division Business Banking focused on the growth of commercial lending and commercial business loan portfolios. Commercial business loans increased by $5.6 from $4.1 million at June 30, 2018 to $9.7 million at June 30, 2019 primarily in commercial lines of credit.

Construction loans decreased $926,000 to $2.0 million at June 30, 2019 from $2.9 million at June 30, 2018 primarily as a result of the origination of new residential construction loans offset by construction loans that were converted to permanent mortgage loans during the year ended June 30, 2019. Home equity and HELOC loans decreased by $763,000 from $4.9 million at June 30, 2018 to $4.2 million at June 30, 2019 primarily as a result of a payoff of one loan.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2019, the balance of the private education loans was $6.5 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2019, there were ten loans with a balance of approximately $841,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the three months ended June 30, 2019 primarily as a result of the charge-offs totaling $305,000.

Loans Held For Sale

Loans held for sale increased $20.1 million to $33.7 million at June 30, 2019 from $13.6 million at June 30, 2018 as a result of originations of $157.1 million of one- to four-family residential real estate loans during the year ended June 30, 2019 and principal sales of $140.1 million of loans in the secondary market during the this same period.

Deposits

Deposits increased $39.7 million, or 16.9%, to $275.1 million at June 30, 2019 from $235.4 million at June 30, 2018. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $1.8 million, or 1.0%, to $193.8 million at June 30, 2019 from $192.0 million at June 30, 2018. Certificates of deposit increased $37.9 million, or 87.3%, to $81.3 million at June 30, 2019 from $43.4 million at June 30, 2018. The increase in certificate of deposits was primarily the result of net proceeds of $41.0 million in certificates of deposit issued through a broker during the year ended June 30, 2019 which was used in part to fund the loan growth of the portfolio and to repay advances from the Federal Home Loan Bank.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank increased by $6.0 million from $22.0 million at June 30, 2018 to $28.0 million at June 30, 2019 primarily to fund our loan growth as a result of net proceeds of $16.0 million in long-term borrowing and net decreases in short-term borrowings of $10.0 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased $1.9 million to $3.8 million at June 30, 2019 from to $5.7 million at June 30, 2018 as a result of a decrease in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $2.0 million to $32.7 million at June 30, 2019 compared to $30.7 million at June 30, 2018 primarily as a result of a net income of $879,000 for the year ended June 30, 2019, other comprehensive gains of $718,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio as a result of the increase in market interest rates and share based compensation expense of $233,000. In addition, ESOP shares committed to be released of $132,000 during the year ended June 30, 2019 contributed to the increase of total shareholders’ equity.

Comparison of Operating Results for the Years Ended June 30, 2019 and June 30, 2018

General

Net income increased $109,000, or 14.2%, to $879,000 for the year ended June 30, 2019 from $770,000 for the year ended June 30, 2018. The increase in net income for the year ended June 30, 2019 was primarily due to an increases in net interest income of $1.4 million primarily the result of an increase in interest income on interest and fees on loans and $288,000 in non-interest income which was partially offset by increases in non-interest expense of $1.3 million and provision for loan losses of $345,000 as compared to 2018.

Our non-interest income includes our mortgage banking activities which are (i) gain on loans held for sale, (ii) gains (losses) from derivative instruments and (iii) changes in fair value of loans held for sale.  Gain on loans held for sale decreased by $678,000 to $2.8 million for the year ended June 30, 2019, from $3.5 million for the year ended June 30, 2018 primarily due to reduction in margin from sales to investors. Gain from derivative instruments associated with the loans held for sale increased by $1.1 million, from a loss of ($258,000) for the year ended June 30, 2018, to a gain of $798,000 for the year ended June 30, 2019. Changes in the fair value of loans held for sale increased by $394,000, to a gain of $424,000 for the year ended June 30, 2019 from a gain of $30,000 for the year ended June 30, 2018. Offsetting the net increases in gains from our mortgage banking activities was a decrease in fees for customer services to $175,000 for the year ended June 30, 2019 from $634,000 for the year ended June 30, 2018 primarily resulting from decreased fees received in exchange for deposits sourced to a deposit placement network. The net impact of our mortgage banking activities offset by the decrease in fees from customer services contributed to the increase in non-interest income of $288,000 as total non-interest income increased to $4.4 million for the year ended June 30, 2019 from $4.1 million for the year ended June 30, 2018.

The increase in non-interest expense of $1.3 million for the year ended June 30, 2019 as compared to the year ended June 30, 2018 primarily reflected increases in salaries and benefits of $892,000, $152,000 in occupancy expense, $136,000 in federal deposit insurance premiums and $116,000 in data processing related operations costs. The provision for loan losses increased $345,000 to $611,000 for the year ended June 30, 2019, from $266,000 for the year ended June 30, 2018 as a result of net charge-offs of $300,000 primarily related to the medical education loans as discussed in greater detail below.

Interest Income

Total interest income increased $3.0 million or 37.5% to $11.0 million for the year ended June 30, 2019 as compared to $8.0 million for the year ended June 30, 2018. The increase primarily was the result of an increase in interest income on interest and fees on loans.

Interest and fees on loans increased $3.0 million, or 46.2%, to $9.5 million for the year ended June 30, 2019 from $6.5 million for 2018. This increase was primarily due to an increase in average loans outstanding of $74.0 million, which increased to $242.7 million for the year ended June 30, 2019 from $168.7 million for the year ended June 30, 2018 as a result of an increase in the average balance of one- to four- family residential loans.  The average yield on loans increased to 3.92% for the year ended June 30, 2019 from 3.86% for 2018.

Interest income on interest-earning deposits decreased by $11,000 to $372,000 for the year ended June 30, 2019, from $383,000 for the year ended June 30, 2018 due to the decrease in the average balance of interest-earning deposits of $3.8 million to $14.7 million for the year ended June 30, 2019 from $18.5 million for the year ended June 30, 2018, primarily as the result of the deployment of liquidity into loans. Offsetting the decrease in the average balance of interest-earning deposits, was an increase in the average yield on interest-earning deposits of 45 basis points to 2.52% for the year ended June 30, 2019 from 2.07% for the year ended June 30, 2018 as a result of an increase in short-term market interest rates.

Interest on investment securities remained flat at $1.0 million for the year ended June 30, 2019 and 2018. The average balance of investment securities decreased by $3.5 million to $43.1 million for the year ended June 30, 2019, from $46.6 million for the year ended

June 30, 2018 which was offset by an increase of 20 basis points in the average yield on total securities to 2.42% for the year ended June 30, 2019 from 2.22% for the year ended June 30, 2018, as increased market rates resulted in higher yielding investments.

Interest Expense

Total interest expense increased $1.5 million to $2.9 million for the year ended June 30, 2019 from $1.4 million for the year ended June 30, 2018, primarily due to a $1.6 million increase in interest expense on deposits.

Interest expense on deposits increased $1.6 million to $2.6 million for the year ended June 30, 2019 from $1.0 million for the year ended June 30, 2018 primarily as a result of an increase in average interest bearing deposits of $63.0 million to $239.9 million during the year ended June 30, 2019 as compared to $176.9 million for 2018, primarily due to a $25.3 million increase in the average balance of our core deposit accounts and $37.7 million increase in the average balance of our certificates of deposit. The increase in the average balance of core deposits was primarily the result of core deposits obtained through a deposit placement network on a reciprocal basis with such amounts under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance and organic core deposit growth. The average cost of deposits was 109 basis points for the year ended June 30, 2019 compared to 58 basis points for the year ended June 30, 2018. The average rates paid on money market deposits increased by 21 basis points from 0.46% for the year ended June 30, 2018 to 0.67% for the year ended June 30, 2019. During 2018, the Company updated our product offering and phased out offering NOW accounts to our customers and currently is offering demand deposits. The average cost of certificates of deposit increased by 65 basis points to 1.96% during the year ended June 30, 2019 as compared to 1.31% during the year ended June 30, 2018, was the result of increases in short term market interest rates as compared to the year ended June 30, 2018.

Interest expense on advances from the Federal Home Loan Bank decreased $4,000 to $313,000 for the year ended June 30, 2019 from $317,000 for the year ended June 30, 2018 as a result of a decrease in the average balance of Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances decreased $2.2 million to $15.6 million for the year ended June 30, 2019 from $17.8 million for 2018.  Offsetting the decrease in average balance of Federal Home Loan Bank advances, was an increase in the average rate on advances which increased from 1.78% for the year ended June 30, 2018 to 2.01% for the year ended June 30, 2019, primarily due to increases in advance rates.

Net Interest Income

Net interest income increased $1.5 million, or 22.7%, to $8.1 million for the year ended June 30, 2019 as compared to $6.6 million for the year ended June 30, 2018 as a result of an increase in net interest-earning assets which increased to $43.7 million for the year ended June 30, 2019 from $37.9 million for the year ended June 30, 2018. Our interest rate spread decreased 21 basis points to 2.50% for the year ended June 30, 2019 from 2.71% for the year ended June 30, 2018. Our net interest margin decreased by 15 basis points to 2.67% for the year ended June 30, 2019 from 2.82% for the year ended June 30, 2018.

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

	For the Years Ended June 30,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$242,684	$9,505	3.92%	$168,697	$6,509	3.86%	$110,297	$4,523	4.10%
Cash and cash equivalents	14,734	372	2.52%	18,491	383	2.07%	37,663	363	0.96%
Investment securities	43,065	1,042	2.42%	46,600	1,033	2.22%	43,153	802	1.86%
Restricted investment in bank stock	987	63	6.38%	1,012	59	5.83%	872	46	5.28%
Total interest-earning assets	301,470	10,982	3.64%	234,800	7,984	3.40%	191,985	5,734	2.99%
Non-interest-earning assets	10,391			9,868			9,401
Total assets	$311,861			$244,668			$201,386

Interest-bearing liabilities:
Demand deposits	$99,043	$819	0.83%	$74,128	$356	0.48%	$—	$—	0.00%
NOW accounts (2)	—	—	0.00%	—	—	0.00%	39,375	190	0.48%
Money market deposit accounts	31,237	209	0.67%	32,176	148	0.46%	26,572	89	0.33%
Passbook and statement savings accounts	28,979	65	0.22%	33,265	89	0.27%	34,702	103	0.30%
Checking accounts	11,358	156	1.37%	5,753	23	0.40%	18,859	20	0.11%
Certificates of deposit	69,271	1,361	1.96%	31,563	414	1.31%	33,893	339	1.00%
Total deposits	239,888	2,610	1.09%	176,885	1,030	0.58%	153,401	741	0.48%
Federal Home Loan Bank advances	15,599	313	2.01%	17,795	317	1.78%	14,321	147	1.03%
Securities sold under agreements to repurchase	2,290	4	0.17%	2,179	4	0.18%	1,935	3	0.16%
Total interest-bearing liabilities	257,777	2,927	1.14%	196,859	1,351	0.69%	169,657	891	0.53%
Non-interest-bearing liabilities:
Checking	20,158			14,298			8,923
Other	2,649			2,509			1,889
Total liabilities	280,584			213,666			180,469
Shareholders' Equity	31,277			31,002			20,917
Total liabilities and Shareholders' equity	$311,861			$244,668			$201,386

Net interest income		$8,055			$6,633			$4,843
Interest rate spread (3)			2.50%			2.71%			2.46%
Net interest-earning assets (4)	$43,693			$37,941			$22,328
Net interest margin (5)			2.67%			2.82%			2.52%
Average interest-earning assets to average interest-bearing liabilities			116.95%			119.27%			113.16%

(1)	Includes loans held for sale.
(2)	During 2018, the Company updated our product offering and phased out offering NOW accounts to our customers.
(3)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended June 30, 2019 vs 2018			For the Years Ended June 30, 2018 vs 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,901	$95	$2,996	$2,270	$(284)	$1,986
Cash and cash equivalents	(70)	59	(11)	(119)	139	20
Investment securities	(75)	84	9	68	163	231
Restricted investment in bank stock	(1)	5	4	8	5	13
Total interest-earning assets	2,755	243	2,998	2,227	23	2,250
Interest-bearing liabilities:
Demand deposits(1)	148	315	463	—	356	356
NOW accounts	—	—	—	(284)	94	(190)
Money market deposit accounts	(4)	65	61	20	39	59
Passbook and statement savings accounts	(13)	(11)	(24)	(4)	(10)	(14)
Checking accounts	37	96	133	(6)	9	3
Certificates of deposit	667	280	947	(22)	97	75
Total deposits	835	745	1,580	(296)	585	289
Federal Home Loan Bank advances	(37)	33	(4)	43	127	170
Securities sold under agreements to repurchase	—	—	—	—	1	1
Total interest-bearing liabilities	798	778	1,576	(253)	713	460
Change in net interest income	$1,957	$(535)	$1,422	$2,480	$(690)	$1,790
_________________

(1)	During 2018, the Company updated our product offering and phased out offering NOW accounts to our customers.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $345,000 to $611,000 for the year ended June 30, 2019, from $266,000 for the year ended June 30, 2018 primarily as a result of charge-offs of $305,000 related to medical education loans during the year ended June 30, 2019. During the year ended June 30, 2019, total charge-offs of $305,000 were recorded and $5,000 of recoveries were received. During the year ended June 30, 2018, total charge-offs of $34,000 were recorded and $46,000 of recoveries were received.

Non-Interest Income

Non-interest income increased $288,000, or 7.1%, to $4.4 million for the year ended June 30, 2019 from $4.1 million for the year ended June 30, 2018. The increase in non-interest income was primarily due to increases of $1,056,000 in gain from derivative instruments to $798,000 from a loss of ($258,000) for the same period in 2018 as a result of due to increased volume of locked loans associated with hedging and $394,000 in change of fair value of loans held-for-sale. These increases in non-interest income were partially offset by a decrease of $678,000 in the gain on sales of loans, net. In addition, fees for customer services decreased $459,000 to $175,000 for the year ended June 30, 2019 from $634,000 for 2018 primarily as a result of a decrease in income received in exchange for customer’s deposits sourced with a deposit placement network. Gain on sale of available-for-sale securities decreased $27,000 to $8,000 for the year ended June 30, 2019 from a $35,000 gain on sale of available-for-sale securities for the year ended June 30, 2018.

Non-Interest Expense

Non-interest expense increased $1.3 million, or 13.8%, to $10.7 million for the year ended June 30, 2019 from $9.4 million for the year ended June 30, 2018. The increase for the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily reflected increases in salaries and employee benefits of $892,000, $152,000 in occupancy expense, $136,000 in federal deposit insurance premiums and $116,000 in data processing related operations costs.

Salaries and employee benefits expense increased by $892,000 to $6.1 million for the year ended June 30, 2018 from $5.3 million for year ended June 30, 2018. Salaries increased as full time equivalent (FTE) employees increased to ninety-two as of June 30, 2019 from seventy-one as of June 30, 2018 primarily resulting from the expansion of Company’s lending operations. Occupancy expenses increased $152,000 to $1.2 million for the year ended June 30, 2019 from $1.1 million for the year ended June 30, 2018 primarily as a result of an increase in depreciation expense of $94,000 due to furniture and equipment placed in service during 2019 and $47,000 in leasehold improvements. Federal deposit insurance premiums increased approximately $136,000 to $257,000 for the year ended June 30, 2019 from $121,000 for the year ended June 30, 2018 as a result of the increase in the average deposit balance of $63.0 million to $239.9 million for the year ended June 30, 2019 compared to $176.9 million for the year ended June 30, 2018. Data processing related operations costs increased $116,000, or 19.2%, to $719,000 for the year ended June 30, 2019 from $603,000 for the year ended June 30, 2018.

Income Tax Expense

Income tax expense was $194,000 for the year ended June 30, 2019 compared to $244,000 for 2018. Federal income taxes included in total taxes for the year ended June 30, 2019 and 2018 were $153,000 and $173,000, respectively, with effective federal tax rates of 14.2% and 18.3%, respectively. Included in the income tax expense reported for the year ended June 30, 2018 was an adjustment of $27,000 related to adjusting our deferred tax asset to reflect the effects of the change in the tax law from the Tax Act.

For the years ended June 30, 2019 and 2018, Pennsylvania state tax was $41,000 and $71,000, respectively, with effective rates of 3.8% and 7.0%, respectively. The decrease in the effective tax rate for the year ended June 30, 2019 compared to the same period a year ago reflected a qualified tax credit from a donation to a charitable organization in the community.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. In addition, we use brokered certificates of deposit as a funding source of our asset base. As of June 30, 2019 and June 30, 2018, the Company had $41.0 million, or 11.9% of total assets, and $2.0 million, or 0.7% of total assets, of brokered certificates of deposit, respectively.  For the years ended June 30, 2019 and June 30, 2018, the average cost of brokered certificates of deposit totaled 2.38% and 1.90%, respectively.

We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $28.0 million outstanding with unused borrowing capacity of $122.5 million as of June 30, 2019. Additionally, at June 30, 2019, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $1.7 million at June 30, 2019. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the year ended June 30, 2019.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $20.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $35.2 million at June 30, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash (used in) provided by operating activities was ($18.4) million and $659,000 for the years ended June 30, 2019 and June 30, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $20.2 million and $95.0 million for the years ended June 30, 2019 and June 30, 2018, respectively.  During the years ended June 30, 2019 and June 30, 2018, we sold $7.0 million and $11.9 million, respectively, in securities available-for-sale. Net cash provided by financing activities was $44.1 million and $80.6 million for the years ended June 30, 2019 and June 30, 2018, respectively. Net cash provided by financing activities for the year ended June 30, 2019 consisted primarily of increases in deposits of $39.7 million and net proceeds of $6.0 million of borrowings from the Federal Home Loan Bank. Net cash provided by financing activities for the year ended June 30, 2018 consisted of $64.9 million increase in deposits, $13.0 million increase in net repayments of borrowings from the Federal Home Loan Bank partially offset by cash dividends paid to shareholders of $1.1 million.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2019, totaled $67.2 million, or 24.4%, of total deposits. Included in certificate of deposits of $67.2 million due within one year, is approximately $36.0 million of brokered certificate of deposits maturing in one year. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning Statement of Financial Condition assets and off-balance sheet items to broad risk categories. At June 30, 2019, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2019, we had outstanding commitments to originate loans of $36.2 million and unused lines of credit totaling $12.7 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $67.2 million.  Included in certificate of deposits of $67.2 million due within one year, is approximately $36.0 million of brokered certificate of deposits maturing in one year. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HV Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

September 26, 2019

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

June 30,	2019	2018
Assets
Cash and due from banks	$1,345	$1,345
Interest-earning deposits with banks	17,519	12,095
Federal funds sold	1,370	1,305
Cash and cash equivalents	20,234	14,745
Investment securities available-for-sale, at fair value	35,236	30,847
Investment securities held-to-maturity	—	13,905
Equity securities	500	—
Loans held for sale, at fair value	33,748	13,558
Loans receivable, net of allowance for loan losses of $1,182 at June 30, 2019 and $871 at June 30, 2018	240,786	212,696
Bank-owned life insurance	6,175	6,016
Restricted investment in bank stock	1,662	1,190
Premises and equipment, net	2,254	1,873
Accrued interest receivable	1,111	940
Prepaid income taxes	414	254
Deferred income taxes, net	—	526
Prepaid expenses	327	267
Mortgage banking derivatives	1,679	817
Other assets	69	128
Total Assets	$344,195	$297,762

Liabilities and Shareholders' Equity

Liabilities
Deposits	$275,130	$235,403
Advances from the Federal Home Loan Bank	28,000	22,000
Securities sold under agreements to repurchase	3,789	5,739
Advances from borrowers for taxes and insurance	2,600	2,276
Deferred gain on sale - leaseback of building	278	294
Deferred income taxes, net	112	—
Other liabilities	1,606	1,329
Total Liabilities	311,515	267,041

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and 2018	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,268,917 and 2,259,125 shares issued and outstanding as of June 30, 2019 and 2018	23	23
Treasury Stock, at cost (208 shares at June 30,2019 and no shares June 30, 2018)	(3)	—
Additional paid in capital	20,611	20,368
Retained earnings	14,156	13,277
Accumulated other comprehensive income (loss)	70	(648)
Unearned Employee Stock Option Plan	(2,177)	(2,299)
Total Shareholders' Equity	32,680	30,721
Total Liabilities and Shareholders' Equity	$344,195	$297,762
See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

Year ended June 30,	2019	2018
Interest Income
Interest and fees on loans	$9,505	$6,509
Interest and dividends on investments:
Taxable	419	422
Nontaxable	292	280
Interest on mortgage-backed securities and collateralized mortgage obligations	394	390
Interest on interest-earning deposits	372	383
Total Interest Income	10,982	7,984
Interest Expense
Interest on deposits	2,610	1,030
Interest on advances from the Federal Home Loan Bank	313	317
Interest on securities sold under agreements to repurchase	4	4
Total Interest Expense	2,927	1,351
Net Interest Income	8,055	6,633
Provision for Loan Losses	611	266
Net Interest Income After Provision for Loan Losses	7,444	6,367
Non-Interest Income
Fees for customer services	175	634
Increase in cash surrender value of bank owned life insurance	159	154
Gain on sale of loans, net	2,789	3,467
Gain on sale of available-for-sale securities, net	8	35
Gain (loss) from derivative instruments	798	(258)
Change in fair value of loans held-for-sale	424	30
Other	11	14
Total Non-Interest Income	4,364	4,076
Non-Interest Expense
Salaries and employee benefits	6,145	5,253
Occupancy	1,241	1,089
Federal deposit insurance premiums	257	121
Data processing related operations	719	603
Loss on sale of other real estate owned	—	3
Real estate owned expense	—	30
Professional fees	679	632
Other expenses	1,694	1,698
Total Non-Interest Expense	10,735	9,429
Income Before Income Taxes	1,073	1,014
Income Tax Expense	194	244
Net Income	$879	$770
Net Income per share:
Basic	$0.43	$0.38
Diluted	$0.43	$0.38

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Year ended June 30,	2019	2018
Comprehensive Income, Net of Taxes
Net Income	$879	$770
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on investment securities available-for-sale securities (pre-tax $1,027 and ($696), respectively)	724	(459)
Reclassification adjustment for gains included in income (pre-tax ($8), and ($35), respectively) (1)	(6)	(27)
Other comprehensive gain (loss)	718	(486)
Total Comprehensive Income	$1,597	$284

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

	Common Stock Shares Amount		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2017	2,182,125	$22	$—	$20,369	$13,547	$(111)	$(2,386)	$31,441
Special dividend declared on common stock ($0.50)	—	—	—	—	(1,091)	—	—	(1,091)
ESOP shares committed to be released	—	—	—	—	—	—	87	87
Net income	—	—	—	—	770	—	—	770
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	—	51	(51)	—	—
Other comprehensive loss	—	—	—	—	—	(486)	—	(486)
Restricted stock awards	77,000	1	—	(1)	—	—	—	—
Balance, June 30, 2018	2,259,125	$23	$—	$20,368	$13,277	$(648)	$(2,299)	$30,721
ESOP shares committed to be released	—	—	—	10	—	—	122	132
Treasury stock purchased	(208)	—	(3)	—	—	—	—	(3)
Stock option expense	—	—	—	56	—	—	—	56
Restricted stock expense	—	—	—	177	—	—	—	177
Forfeiture of restricted stock award	(4,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	879	—	—	879
Other comprehensive income	—	—	—	—	—	718	—	718
Restricted stock awards	14,000	—	—	—	—	—	—	—
Balance, June 30, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

Year ended June 30,	2019	2018
Cash Flows from Operating Activities
Net income	$879	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	378	238
Impairment of real estate owned, net	—	14
Amortization of deferred loan costs	241	195
Amortization of net securities premiums	105	190
Loss on sale of real estate owned	—	3
Gain on sale of available-for-sale securities, net	(8)	(35)
(Gain) loss from derivative instruments	(798)	258
Provision for loan losses	611	266
Deferred income taxes	337	(75)
Amortization of deferred gain on sale-leaseback transaction	(16)	(16)
Earnings on bank owned life insurance	(159)	(154)
Stock based compensation expense	233	—
ESOP compensation expense	132	87
Loans held for sale:
Originations, net of prepayments	(159,843)	(141,954)
Proceeds from sales	142,866	144,677
Gain on sales	(2,789)	(3,467)
Change in fair value of loans held for sale	(424)	(30)
(Increase) decrease in:
Accrued interest receivable	(171)	(320)
Prepaid income taxes	(160)	(83)
Prepaid and other assets	(1)	88
Other liabilities	213	7
Net cash (used in) provided by operating activities	(18,374)	659
Cash Flows from Investing Activities
Net increase in loans receivable	(12,951)	(13,307)
Purchased loans	(15,991)	(88,180)
Activity in available-for-sale securities:
Proceeds from sales	6,990	11,882
Maturities and repayments	5,350	3,801
Purchases	(1,533)	(4,596)
Activity in held-to-maturity securities:
Maturities and repayments	631	27
Purchases	(1,000)	(2,123)
Purchase of equity securities	(500)	—
Purchase of restricted investment in bank stock	(2,389)	(2,479)
Redemption of restricted investment in bank stock	1,917	1,932
Proceeds from sale of real estate owned	—	124
Purchases of premises and equipment	(759)	(276)
Purchase of bank owned life insurance	—	(1,857)
Net cash used in investing activities	(20,235)	(95,052)
Cash Flows from Financing Activities
Cash dividend paid to shareholders	—	(1,091)
Net increase in deposits	39,727	64,922
Net increase in advances from borrowers for taxes and insurance	324	874
Net increase (decrease) in securities sold under agreements to repurchase	(1,950)	2,856
Net (decrease) increase in short-term borrowings from Federal Home Loan Bank	(10,000)	6,000
Proceeds from long-term borrowings from Federal Home Loan Bank	20,000	12,000
Repayment of long-term borrowings from Federal Home Loan Bank	(4,000)	(5,000)
Purchase of treasury stock	(3)	—
Net cash provided by financing activities	44,098	80,561
Increase (decrease) in Cash and Cash Equivalents	5,489	(13,832)
Cash and Cash Equivalents, beginning of year	14,745	28,577
Cash and Cash Equivalents, end of year	$20,234	$14,745
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$2,782	$1,296

Cash paid during the year for income taxes	$—	$346
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$—	$141
Transfer of held-to-maturities securities to available-for-sale securities	$14,274	$—
See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

Subsequent events

On August 21, 2019, the Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective December 31, 2019.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

Forward Loan Sales Commitments

Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. IRLC generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses mandatory commitments to substantially reduce these risks.  See Note 10, Derivatives and Risk Management Activities. Forward loan sales commitments are recognized at fair value on the Consolidated Statements of Financial Condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans, home equity line of credits, medical education loans and other consumer loans for impairment disclosures, unless such loans have been modified and accounted for as a troubled debt restructuring.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Community Bancshares, Inc. (“ACBI”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $1,662,000 and $1,190,000 at June 30, 2019 and 2018, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential 1-4 family properties in the process of foreclosure totaled $631,000 and $565,000 as of June 30, 2019 and 2018, respectively. There was no real estate secured by residential 1-4 family properties held in Other Real Estate Owned at June 30, 2019 and 2018, respectively.  There was no real estate secured by commercial properties held in Other Real Estate Owned at June 30, 2019 and 2018, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gain or loss on sale of other real estate owned, as part of non-interest expense.

The following is a roll forward of activity in Other Real Estate Owned at June 30:

(Dollars in thousands)	2019	2018
Balance at beginning of period	$—	$—
Properties transferred in	—	141
Proceeds from properties sold	—	(124)
Loss on sales of properties	—	(3)
Impairment valuation reserves	—	(14)
Balance at end of year	$—	$—

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

As of June 30, 2019 and 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2016 through 2018 were open for examination as of June 30, 2019.

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

Fair Value Measurements

Fair value of financial instruments is estimated using relevant market information and other assumptions. As more fully disclosed in Note 14, fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Treasury Stock

Share of the Company’s common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments are effective for all other entities (including emerging growth entities as further described above) for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Specific transition requirements apply. The Company’s leases are operating leases and ASU 2016-02 will require us to add them to our Statement of Financial Condition. The Company’s material operating leases are related to real estate. The impact to the Company’s Statement of Financial Condition is approximately $3.2 million increase in assets and liabilities.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities). This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated statements of financial position or statements of financial income.

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue, and vice versa). These classification changes resulted in immaterial changes to both revenue and expense. The Company also determined that certain costs related to ATMs should be recorded as an expense rather than a reduction of revenue. This change did not have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 and its related amendments on its required effective date

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

of July 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card costs and the ATM costs reclassifications noted above. See Note 19 Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on July 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of June 30, 2019 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

2. Investment Securities

Investment securities available-for-sale at June 30, 2019 were comprised of the following:

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$478	$—	$(1)	$477
Corporate notes	6,960	44	(20)	6,984
Collateralized mortgage obligations - agency residential	8,818	31	(123)	8,726
Mortgage-backed securities - agency residential	3,468	9	(33)	3,444
Municipal securities	11,915	207	(2)	12,120
Bank CDs	3,497	—	(12)	3,485
	$35,136	$291	$(191)	$35,236

Investment securities held-to-maturity at June 30, 2019 were comprised of the following:

2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$—	$—	$—	$—
Municipal securities	—	—	—	—
	$—	$—	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

At June 30, 2019, the municipal and corporate notes securities portfolio, with amortized cost of $14,274,000 and a fair value of $14,561,000 was reclassified to available-for-sale from held-to-maturity. The net related unrealized gain at the time of the transfer was $287,000. The held-to-maturity portfolio was reclassified to the available-for-sale portfolio to provide additional liquidity to fund the growth of the loan portfolio.

Investment securities available-for-sale at June 30, 2018 were comprised of the following:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,007	$—	$(40)	$967
Corporate notes	5,805	5	(102)	5,708
Collateralized mortgage obligations - agency residential	14,297	—	(503)	13,794
Mortgage-backed securities - agency residential	3,964	—	(186)	3,778
Municipal securities	1,701	—	(21)	1,680
Bank CDs	4,992	—	(72)	4,920
	$31,766	$5	$(924)	$30,847

Investment securities held-to-maturity at June 30, 2018 were comprised of the following:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Corporate notes	$2,519	$—	$(3)	$2,516
Municipal securities	11,386	34	(189)	11,231
	$13,905	$34	$(192)	$13,747

The scheduled maturities of securities available-for-sale and held-to-maturity at June 30, 2019 were as follows:

	2019
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,510	$4,500	$—	$—
Due from more than one to five years	7,563	7,581	—	—
Due from more than five to ten years	8,091	8,240	—	—
Due after ten years	14,972	14,915	—	—
	$35,136	$35,236	$—	$—

Securities with a fair value of $11.3 million and $7.8 million at June 30, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the year ended June 30, 2019 were $7.0 million. Gross realized gains on such sales were approximately $9,000 and gross realized losses on such sales were $1,000.

Proceeds from the sale of available-for-sale securities for the year ended June 30, 2018 were $11.9 million. Gross realized gains on such sales were $43,000 and gross realized losses on such sales were $8,000.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity at June 30, 2019 and 2018:

	2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$477	$(1)	$477	$(1)
Corporate notes	988	(12)	1,942	(8)	2,930	(20)
Collateralized mortgage obligations - agency residential	—	—	5,331	(123)	5,331	(123)
Mortgage-backed securities - agency residential	—	—	1,592	(33)	1,592	(33)
Municipal securities	—	—	850	(2)	850	(2)
Bank CDs	—	—	2,985	(12)	2,985	(12)

	$988	$(12)	$13,177	$(179)	$14,165	$(191)

Held-to-maturity:
Corporate notes	$—	$—	$—	$—	$—	$—
Municipal securities	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

	2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$414	$(11)	$553	$(29)	$967	$(40)
Corporate notes	2,308	(45)	2,895	(57)	5,203	(102)
Collateralized mortgage obligations - agency residential	8,798	(216)	4,996	(287)	13,794	(503)
Mortgage-backed securities - agency residential	—	—	3,774	(186)	3,774	(186)
Municipal securities	299	(1)	1,082	(20)	1,381	(21)
Bank CDs	2,457	(35)	2,212	(37)	4,669	(72)

	$14,276	$(308)	$15,512	$(616)	$29,788	$(924)

Held-to-maturity:
Corporate notes	$516	$(3)	$—	$—	$516	$(3)
Municipal securities	5,542	(100)	3,375	(89)	8,917	(189)
	$6,058	$(103)	$3,375	$(89)	$9,433	$(192)

At June 30, 2019 and 2018, the investment portfolio included two and three U.S. Government securities, with total fair values of $477,000 and $1.0 million, respectively. Of these securities, two and three were in an unrealized loss position as of June 30, 2019 and 2018, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of June 30, 2019 and 2018, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2019 and 2018, the investment portfolio included twelve and fifteen corporate notes with total fair values of $7.0 million and $8.2 million, respectively. Of these securities, six and twelve were in an unrealized loss

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

position as of June 30, 2019 and 2018, respectively. At the time of purchase and as of June 30, 2019 and June 30, 2018, these bonds continue to maintain investment grade ratings. As of June 30, 2019 and 2018, management found no evidence of OTTI on any of the Corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2019 and 2018, the investment portfolio included thirty-four and forty-one collateralized mortgage obligations (CMOs) with total fair values of $8.7 million and $13.8 million at June 30, 2019 and 2018, respectively. Of these securities, twenty-seven and forty-one were in an unrealized loss position as of June 30, 2019 and 2018, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2019 and 2018, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2019 and 2018, the investment portfolio included fourteen and fifteen Mortgage backed securities (MBS) with a total fair value of $3.4 million and $3.8 million at the end of each period, respectively. Of these securities, seven and twelve were in an unrealized loss position as of June 30, 2019 and 2018. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of At June 30, 2019 and 2018, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2019 and 2018, the investment portfolio included twenty-four and twenty-eight municipal securities with a total fair value of $12.1 million and $12.9 million, respectively. Of these securities, two and twenty-one were in an unrealized loss position as of June 30, 2019 and 2018, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and were purchased and, as of June 30, 2019 and 2018, continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of June 30, 2019 and 2018, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2019 and 2018, the investment portfolio included fourteen and twenty Bank CDs with a total fair value of $3.5 million and $4.9 million at the end of each period, respectively. Of these securities, twelve and nineteen were in an unrealized loss position as of June 30, 2019 and 2018, respectively. The Bank CDs are fully insured by the FDIC. As of June 30, 2019 and 2018, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Equity Securities

During September 2018, the Company purchased an equity security for $500,000. As of June 30, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at June 30, 2019:

	2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

4. Loans Receivable

Loans receivable at June 30, 2019 and 2018 were comprised of the following:

(Dollars in thousands)	2019	2018
Residential:
One-to-four family	$201,526	$182,234
Home equity and HELOCs	4,158	4,921
Commercial:
Commercial real estate	16,460	10,804
Commercial business	9,728	4,059
Construction	1,981	2,907
Consumer:
Medical education	6,506	7,047
Other	3	31
	240,362	212,003

Unearned discounts, origination and commitment fees and costs	1,606	1,564
Allowance for loan losses	(1,182)	(871)

	$240,786	$212,696

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2019, the balance of the private education loans was $6.5 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2019, there were ten loans with a balance of approximately $841,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended June 30, 2019 primarily as a result of charge-offs totaling $305,000.

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition. Overdrafts were $3,000 and $31,000 and at June 30, 2019 and 2018, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended June 30, 2019 and 2018:

Allowance for Loan Losses	2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$651	$—	$5	$55	$711	$—	$711
Home equity and HELOCs	39	—	—	7	46	—	46
Commercial:
Commercial real estate	65	—	—	34	99	—	99
Commercial business	65	—	—	43	108	13	95
Construction	15	—	—	(7)	8	—	8
Consumer:
Medical Education	35	(305)	—	480	210	—	210
Other	1	—	—	(1)	—	—	—

	$871	$(305)	$5	$611	$1,182	$13	$1,169

Allowance for Loan Losses	2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$(11)	$3	$260	$651	$—	$651
Home equity and HELOCs	38	—	—	1	39	—	39
Commercial:
Commercial real estate	89	(23)	43	(44)	65	—	65
Commercial business	58	—	—	7	65	14	51
Construction	9	—	—	6	15	—	15
Consumer:
Medical Education	—	—	—	35	35	—	35
Other	—	—	—	1	1	—	1

	$593	$(34)	$46	$266	$871	$14	$857

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended June 30, 2019 as a result of charge-offs totaling $305,000.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2019 and 2018:

2019
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$201,526	$1,725	$199,801
Home equity and HELOCs	4,158	316	3,842
Commercial:
Commercial real estate	16,460	325	16,135
Commercial business	9,728	131	9,597
Construction	1,981	—	1,981
Consumer:
Medical education	6,506	—	6,506
Other	3	—	3

	$240,362	$2,497	$237,865

2018
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$182,234	$1,429	$180,805
Home equity and HELOCs	4,921	105	4,816
Commercial:
Commercial real estate	10,804	398	10,406
Commercial business	4,059	153	3,906
Construction	2,907	—	2,907
Consumer:
Medical education	7,047	—	7,047
Other	31	—	31

	$212,003	$2,085	$209,918

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables summarize information in regard to impaired loans by loan portfolio class as of and for the years ended June 30, 2019 and 2018:

	2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,725	$1,935	$—	$1,465	$—
Home equity and HELOCs	316	331	—	132	—
Commercial:
Commercial real estate	325	325	—	379	27
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	2,366	2,591	—	1,976	27
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	131	132	13	142	8
Construction	—	—	—	—	—
	131	132	13	142	8
	$2,497	$2,723	$13	$2,118	$35

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

	2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,429	$1,592	$—	$1,402	$9
Home equity and HELOCs	105	106	—	140	—
Commercial:
Commercial real estate	398	398	—	441	28
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	1,932	2,096	—	1,983	37
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	153	154	14	163	9
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
	153	154	14	163	9
	$2,085	$2,250	$14	$2,146	$46

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2019 and 2018:

(Dollars in thousands)	2019	2018
Residential:
One-to-four family	$1,852	$1,429
Home equity and HELOCs	316	105
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1,108	—
Other	—	—
	$3,276	$1,534

 If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $111,000 and $97,000 for the years ended June 30, 2019 and 2018, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of June 30, 2019 and 2018:

	2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$199,674	$—	$1,852	$—	$201,526
Home equity and HELOCs	3,842	—	316	—	4,158
Commercial:
Commercial real estate	15,927	208	325	—	16,460
Commercial business	9,503	—	225	—	9,728
Construction	1,981	—	—	—	1,981
Consumer:
Medical education	5,398	—	1,108	—	6,506
Other	3	—	—	—	3

	$236,328	$208	$3,826	$—	$240,362

	2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$180,248	$—	$1,986	$—	$182,234
Home equity and HELOCs	4,816	—	105	—	4,921
Commercial:
Commercial real estate	10,190	216	398	—	10,804
Commercial business	3,773	—	286	—	4,059
Construction	2,907	—	—	—	2,907
Consumer:
Medical education	7,047	—	—	—	7,047
Other	31	—	—	—	31

	$209,012	$216	$2,775	$—	$212,003

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2019 and 2018:

	2019
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$321	$179	$1,407	$1,907	$199,619	$201,526	$—
Home equity and HELOCs	—	—	316	316	3,842	4,158	—
Commercial:
Commercial real estate	—	—	—	—	16,460	16,460	—
Commercial business	—	—	—	—	9,728	9,728	—
Construction	—	—	—	—	1,981	1,981	—
Consumer:
Medical education	534	220	841	1,595	4,911	6,506	—
Other	—	—	—	—	3	3	—

	$855	$399	$2,564	$3,818	$236,544	$240,362	$—

	2018
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$595	$412	$800	$1,807	$180,427	$182,234	$—
Home equity and HELOCs	—	—	105	105	4,816	4,921	—
Commercial:
Commercial real estate	—	—	—	—	10,804	10,804	—
Commercial business	—	—	—	—	4,059	4,059	—
Construction	—	—	—	—	2,907	2,907	—
Consumer:
Medical education	152	62	24	238	6,809	7,047	24
Other	—	—	—	—	31	31	—

	$747	$474	$929	$2,150	$209,853	$212,003	$24

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

As of June 30, 2019 and 2018, the Bank had two loans identified as TDRs totaling $275,000 and $304,000, respectively.  At June 30, 2019 and 2018, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2019. No additional loan commitments were outstanding to these borrowers at June 30, 2019 and 2018. At June 30, 2019 and 2018, there was a specific reserve of $13,000 and $14,000, respectively, related to one TDR.

The following table details the Bank’s TDRs at June 30, 2019:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$144	$—	$144
Commercial business	1	131	—	131

Total	2	$275	$—	$275

The following table details the Bank’s TDRs at June 30, 2018:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$151	$—	$151
Commercial business	1	153	—	153

Total	2	$304	—	$304

5. Premises and Equipment

Premises and equipment are summarized by major classification at June 30, 2019 and 2018 as follows:

(Dollars in thousands)	2019	2018
Land	$334	$334
Land improvements	477	477
Office buildings and improvements	712	712
Leasehold improvements	922	706
Furniture and equipment	3,736	3,193
Total Cost	6,181	5,422
Accumulated depreciation	(3,927)	(3,549)
	$2,254	$1,873

Depreciation expense for the year ended June 30, 2019 and 2018 was $378,000 and $238,000, respectively.

During the year ended June 30, 2007, the Bank sold the building that housed its corporate offices and one of its branch offices. At the time of settlement, the Bank entered into an operating lease agreement for the branch office portion of the building. The Bank deferred the $486,000 gain on the sale. The deferred gain is being amortized into income by the straight-line method over the term of the operating lease (29 years and 11 months) as a reduction of rental expense. The amount amortized was $16,000 for both years ended June 30, 2019 and 2018.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

6. Deposits

Deposits at June 30, 2019 and 2018 consisted of the following:

(Dollars in thousands)	2019	2018
Demand accounts-interest bearing (1)	$53,079	$41,434
Demand accounts-non-interest bearing (1)	91	67
Money market deposit accounts	29,512	30,234
Passbook and statement accounts	27,655	29,237
Checking accounts	83,456	90,981
Subtotal - core deposits	193,793	191,953
Certificates of deposit	81,337	43,450
Total deposits	$275,130	$235,403

(1) During 2018, the Company revamped our product offering and phased out the offering NOW accounts to our customers.

At June 30, 2019, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
June 30, 2020	$67,226
June 30, 2021	9,635
June 30, 2022	1,748
June 30, 2023	1,893
June 30, 2024	522
June 30, 2025 and thereafter	313
$81,337

Brokered deposits totaled $41.0 million and $2.0 million at June 30, 2019 and 2018, respectively. Certificates of deposit in denominations of $250,000 or more were $6.5 million and $6.3 million at June 30, 2019 and 2018.

7. Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following table details the Company’s fixed rate advances from the FHLB as of June 30, 2019 and 2018:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	2019	2018
07/16/15	07/16/18	Fixed Rate	1.41%	$—	$1,000
04/17/18	07/17/18	Fixed Rate	2.07%	—	10,000
11/30/15	11/30/18	Fixed Rate	1.59%	—	1,000
06/03/16	06/03/19	Fixed Rate	1.26%	—	2,000
07/18/16	07/18/19	Fixed Rate	1.19%	1,000	1,000
09/26/17	09/28/20	Fixed Rate	1.88%	3,000	3,000
11/21/17	11/22/21	Fixed Rate	2.22%	4,000	4,000
04/30/19	05/02/22	Fixed Rate	2.37%	5,000	—
05/07/19	05/09/22	Fixed Rate	2.37%	5,000	—
05/14/19	05/16/22	Fixed Rate	2.29%	5,000	—
05/21/19	05/21/21	Fixed Rate	2.36%	5,000	—
				$28,000	$22,000

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined available total of the facilities or maximum borrowing capacity (“MBC”) is approximately $122.5 million as of June 30, 2019. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of June 30, 2019 and 2018, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $28.0 million and $22.0 million as of June 30, 2019 and 2018, respectively.

The Company also has available lines of credit of $3.0 million with ACBI and a line equal to 95% of fair value of collateral held by the Federal Reserve Bank (“FRB”), which were $1.7 million at June 30, 2019 and $2.0 million at June 30, 2018. The Company has not borrowed against its credit lines with ACBI and FRB for the years ended June 30, 2019 or 2018.

8. Securities Sold Under Agreement to Repurchase

The Bank has entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations, with a carrying value, including accrued interest, of $3.8 million and $5.7 million at June 30, 2019 and 2018, respectively. The fair value of the underlying collateral was $3.9 million and $5.8 million at June 30, 2019 and 2018.

The following table details the Company’s overnight repurchase agreements:

	At or For the Years Ended June 30,
	2019	2018
	(Dollars in thousands)
Balance at end of year	$3,789	$5,739
Average balance during year	$2,290	$2,179
Maximum outstanding at any month end	$4,870	$5,739
Weighted average interest rate at end of year	0.19%	0.19%
Weighted average interest rate during year	0.17%	0.18%

9. Regulatory Capital

Information presented for June 30, 2019 and 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2019, the Bank met all the capital adequacy requirements to which they were subject. In June 2019, the Company infused $3.0 million to the Bank as Tier 1 capital. At June 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and  total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since June 30, 2019 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total risk-based capital (to risk-weighted assets)	$30,000	15.9%	$ >15,060	> 8.0%	$ >18,825	>10.0%
Tier 1 capital (to risk-weighted assets)	28,818	15.3	>11,295	> 6.0	>15,060	>8.0
Tier 1 capital (to average assets)	28,818	9.3	>12,455	> 4.0	>15,569	>5.0
Tier 1 common equity (to risk-weighted assets)	28,818	15.3	>8,471	> 4.5	>12,236	>6.5

As of June 30, 2018
Total risk-based capital (to risk-weighted assets)	$25,050	15.6%	$ >12,874	> 8.0%	$ >16,092	>10.0%
Tier 1 capital (to risk-weighted assets)	24,179	15.0	>9,655	> 6.0	>12,874	>8.0
Tier 1 capital (to average assets)	24,179	8.8	>11,031	> 4.0	>13,789	>5.0
Tier 1 common equity (to risk-weighted assets)	24,179	15.0	>7,241	> 4.5	>10,460	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of June 30, 2019 and 2018, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements.  As of June 30, 2019, the Bank is required to maintain a capital conservation buffer of 2.50%.  At June 30, 2019, the Bank met the regulatory minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile.  Until the community bank leverage ratio is established by the regulators in accordance with EGRRCPA, the Basel III risk-based and leverage ratios remain in effect. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule will go into effect January 1, 2020.

10. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the year ended June 30, 2019 and 2018. The following table summarizes the amounts recorded in the Company’s consolidated statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2019 and 2018 (dollars in thousands):

June 30, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$1,100	$36,969
Forward loan sales commitments	Mortgage banking derivatives	579	13,994
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$54	$8,120
Forward loan sales commitments	Other liabilities	24	4,800
TBA securities	Other liabilities	124	34,250

June 30, 2018
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$642	$20,589
Forward loan sales commitments	Mortgage banking derivatives	175	4,687
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$56	$6,795
Forward loan sales commitments	Other liabilities	4	1,522
TBA securities	Other liabilities	78	17,750

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the year ended June 30, 2019 and 2018 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	June 30, 2019	June 30, 2018
IRLCs	Gain (loss) from derivative instruments	$460	$(181)
Forward loan sales commitments	Gain from derivative instruments	384	29
TBA securities	Loss from derivative instruments	(46)	(106)
	Total gain (loss) from derivative instruments	$798	$(258)

11. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2019, there were 218,000 stock options outstanding and 87,000 restricted stock awards outstanding of  which 30,080 and 11,680 of the stock options and restricted stock awards were vested and exercisable at June 30, 2019. The 218,000 stock options outstanding and 65,319 restricted stock awards outstanding were not included in the computation of diluted net income per share for the year ended June 30, 2019 as their effect would have been anti-dilutive. At June 30, 2018, there 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at June 30, 2018. The 198,000 stock options outstanding were not included in the computation of the diluted net income per share for the year ended June 30, 2018 as their effect would have been antidilutive.

The calculation of EPS for the year ended June 30, 2019 and 2018 is as follows (dollars in thousands, except per share data):

	2019	2018
Net income (basic and diluted)	$879	$770
Weighted average number of shares issued	2,258,824	2,185,711
Less weighted average number of treasury shares	(10)	—
Less weighted average number of unearned ESOP shares	(156,790)	(165,519)
Less weighted average number of unvested restricted stock awards	(70,906)	(3,586)
Basic weighted average shares outstanding	2,031,118	2,016,606
Add dilutive effect of restricted stock awards	225	1,795
Diluted weighted average shares outstanding	2,031,343	2,018,401

Net income per share
Basic	$0.43	$0.38
Diluted	$0.43	$0.38

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

12. Employee Benefits

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

The following table presents the components of the ESOP Shares at June 30, 2019 and 2018:

	2019	2018
Allocated shares	17,457	8,729
Committed shares	4,364	4,364
Unreleased shares	152,749	161,477
Total ESOP shares	174,570	174,570

Fair value of unreleased shares (in thousands)	$2,369	$2,458

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. The Company made no contributions to the Plan during the year ended June 30, 2019 and 2018, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

Equity Incentive Plans

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

During 2019, 4,000 shares of employee restricted stock awards were granted and 10,000 shares of employee incentive stock options were granted to new employees under the 2018 Equity Incentive Plan. In addition, 20,000 non-qualified stock options and 10,000 shares of restricted stock awards were granted to outside directors under the 2018 Equity Incentive Plan during 2019.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2019, there were 497 shares available for future awards under this plan, which includes 285 shares available for restricted stock awards.

Stock option expense was $56,000 for the year ended June 30, 2019. The Company did not record any stock option expense for the year ended June 30, 2018. At June 30, 2019, total unrecognized compensation cost related to stock options was $369,000.

A summary of the Company’s stock option activity and related information for the year ended June 30, 2019 and 2018 was as follows:

	2019				2018
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1	198,000	$14.80	10.0	$3,960	—	$—	—	—
Granted	30,000	15.71	9.9	—	198,000	14.80	10.0	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(10,000)	14.80	—	—	—	—	—	—
Outstanding, June 30	218,000	$14.92	9.1	$61,040	198,000	$14.80	10.0	$3,960
Exercisable, June 30	30,080	$14.80	9.0	$8,422	—	$14.80	—	$3,960

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

	Year Ended June 30,
	2019	2018
Dividend yield	3.14%-3.29%	3.38%
Expected life	10 years	10 years
Expected volatility	19.68%-24.07%	15.12%
Risk-free interest rate	1.96%-2.56%	2.95%
Weighted average grant date fair value	$2.39-$2.98	$1.81

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

Restricted stock expense for the year ended June 30, 2019 was $177,000. The Company did not record restricted stock expense for the year ended June 30, 2018. At June 30, 2019, the expected future compensation expense relating to non-vested stock outstanding was $1.1 million.

A summary of the Company’s restricted stock activity and related information for the year ended June 30, 2019 and 2018 is as follows:

	2019		2018
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, beginning of year	77,000	$14.80	—	$—
Granted	14,000	15.72	77,000	14.80
Vested	(11,680)	14.80	—	—
Forfeited	(4,000)	14.80	—	—
Non-vested at June 30	75,320	$14.97	77,000	$14.80

13. Income Taxes

The table below summarizes the income tax expense for the years ended June 30, 2019 and 2018:

(Dollars in thousands)	2019	2018
Current:
Federal	$(184)	$248
State	41	71
	(143)	319
Deferred:
Change in corporate tax rate	—	(27)
Federal	337	(48)
State	—	—
	337	(75)

Total income tax expense	$194	$244

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The expense (benefit) for income taxes for the years ended June 30, 2019 and 2018 differed from the federal income tax statutory rate due to the following:

	2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax at statutory rate	$222	21.0%	$279	27.5%
State tax net of federal benefit	32	3.1%	51	5.1%
Bank-owned life insurance	(33)	-3.2%	(43)	-4.2%
Tax-exempt interest	(58)	-5.5%	(73)	-7.2%
Change in tax rate	—	—	27	2.6%
Other, net	31	2.7%	3	0.3%

	$194	18.1%	$244	24.1%

Included in the expense for income taxes for the years ended June 30, 2018 was additional income tax benefit of $27,000 related to the re-measurement of the net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset at June 30, 2019 and June 30, 2018 consisted of the following:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$248	$183
Non-accrual interest	15	11
Deferred income	60	62
Accrued expenses	13	29
Capitalized expenses	—	4
Stock-based compensation	39	—
Unrealized loss on securities	—	271
Minimum tax credit carryover	53	170
Gross deferred tax assets	$428	$730

Deferred tax liabilities:
Depreciation	$52	$2
Unrealized gain on securities	30	—
Fair value adjustment of IRLC, TBA securities
and forward loan sales commitments	310	143
Gain on fair value of loans	148	59

Gross deferred tax liabilities	540	204

Net deferred tax (liabilities) assets	$(112)	$526

The Company has Alternative Minimum Tax (“AMT”) credits of $53,000 and $170,000 as of June 30, 2019 and 2018, respectively, which will be 100% refunded by the 2021 tax year. AMT credit carryforwards were not impacted by the change in statutory tax rate by the Tax Act, as they are treated as payments on future federal income taxes due and are not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

Retained earnings included $1.7 million at June 30, 2019 and 2018, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

14. Fair Value of Financial Instruments

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

Assets measured at fair value on a recurring basis at June 30, 2019 and 2018 are summarized below:

	2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$477	$—	$477
Corporate notes	—	3,954	3,030	6,984
Collateralized mortgage obligations - agency residential	—	8,726	—	8,726
Mortgage-backed securities - agency residential	—	3,444	—	3,444
Municipal securities	—	12,120	—	12,120
Bank CDs	—	3,485	—	3,485
Loans held for sale	—	33,748	—	33,748
Forward loan sales commitments	—	579	—	579
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	1,100	1,100

	$—	$66,533	$4,130	$70,663

	2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$967	$—	$967
Corporate notes	—	5,214	494	5,708
Collateralized mortgage obligations - agency residential	—	13,794	—	13,794
Mortgage-backed securities - agency residential	—	3,778	—	3,778
Municipal securities	—	1,680	—	1,680
Bank CDs	—	4,920	—	4,920
Loans held for sale	—	13,558	—	13,558
Forward loan sales commitments	—	175	—	175
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	642	642

	$—	$44,086	$1,136	$45,222

Liabilities measured at fair value on a recurring basis at June 30, 2019 are summarized below.

	2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$24	$—	$24
TBA securities	—	124	—	124
Interest rate lock commitments	—	—	54	54

	$—	$148	$54	$202

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

Liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized below.

	2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$4	$—	$4
TBA securities	—	78	—	78
Interest rate lock commitments	—	—	56	56

	$—	$82	$56	$138

There were no assets measured at fair value on a nonrecurring basis at June 30, 2019 and 2018.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2019 and June 30, 2018 (in thousands):

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,234	$20,234	$20,234	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	240,786	241,012	—	—	241,012
Bank-owned life insurance	6,175	6,175	6,175	—	—
Restricted investment in bank stock	1,662	1,662	1,662	—	—
Accrued interest receivable	1,111	1,111	1,111	—	—
Liabilities:
Deposits	$275,130	$275,297	$193,793	$81,504	$—
Advances from the FHLB	28,000	28,169	—	28,169	—
Securities sold under agreements to repurchase	3,789	3,789	3,789	—	—
Advances from borrowers for taxes and insurance	2,600	2,600	2,600	—	—
Accrued interest payable	219	219	219	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

(1) In accordance with the prospective adoption of ASU No.2016-01, the fair value of the loans as of June 30, 2019 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

 \

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. During June 2019, the Company transferred corporate note securities, amortized cost of $2.5 million, to the available-for-sale portfolio from the held-to-maturity portfolio. There was no change of the Level 3 valuation when the corporate securities were transferred. During 2018, a Bank CD was transferred out of Level 3 as the bank determined there were the significant observable inputs to classify the Bank CD sufficiently observable. Therefore, at June 30, 2018, the Bank CD was transferred into a Level 2 valuation.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2019 and 2018:

	Level 3
	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2018	$—	$494	$642	$(56)
Total gains (unrealized):
Included in other comprehensive income	—	36	—	—
Total gains included in earnings and held at reporting date	—	—	458	2
Purchases, sales and settlements	—	—	—	—
Transfers into Level 3	—	2,500	—	—
Ending Balance: June 30, 2019	$—	$3,030	$1,100	$(54)

	Level 3
	Bank CDs	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total losses (unrealized):
Included in other comprehensive income	—	25	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1	(144)	(37)
Purchases, sales and settlements	—	(500)	—	—
Transfers (out) of Level 3	(243)	—	—	—
Ending Balance: June 30, 2018	$—	$494	$642	$(56)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2019 and 2018:

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The Company's mortgage loans held for sale are generally classified within Level 2 of the valuation hierarchy.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2019 and 2018 (dollars in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2019	$33,748	$33,045	$703
June 30, 2018	$13,558	$13,279	$279

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at June 30, 2019 or 2018.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level III measurement. At June 30, 2019 and June 30, 2018, the fair value of the collateral exceeded the carrying amount of the loan; therefore, there are no impaired loans currently being carried at its fair value.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

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

Advances from Borrowers for Taxes and Insurance

The carrying amount of advances from borrowers for taxes and insurance approximates fair values.

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

15. Changes in and Reclassification out of Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended June 30, 2019 and 2018.  All amounts are presented net of tax.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

Net unrealized holding gains on available-for-sales securities (1):	For the year ended
(Dollars in thousands)	June 30, 2019	June 30, 2018
Balance at beginning period	$(648)	$(111)
Unrealized holding losses on available-for-sale
securities before reclassification	724	(459)
Amount reclassified for investment
securities gains included in net income	(6)	(27)
Net current-period other comprehensive loss	718	(486)
Reclassification of certain income tax effects
from accumulated other comprehensive income	—	(51)
Balance at ending period	$70	$(648)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 28.9% and 29.5% for the year end June 30, 2019 and 2018.

	For the year ended
	June 30, 2019	June 30, 2018
(Dollars in thousands)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Affected line item in the Consolidated Statement of Income
Net unrealized gain on available-for securities (1)	$8	$35	Gain on sale of investment securities, net
	(2)	(8)	Income Tax Expense
	$6	$27

(1) For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, see Note 2, "Investment securities."
(2) Amounts in parenthesis indicate debits.

16. Commitments and Contingencies

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

Open mortgage loan commitments granted to loan applicants at June 30, 2019 and 2018 are $34.8 million and $35.1 million, respectively. Open commercial loan commitments granted to loan applicants at June 30, 2019 and 2018 are $1.4 million and $50,000, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

At June 30, 2019 and 2018, the Company had forward loan sales commitments amounting to $37.0 million and $20.6 million, respectively. The Company had mandatory TBAs amounting to $34.3 million and $17.8 million, respectively.

The undisbursed portion of open-ended HELOCs at June 30, 2019 and 2018 is $7.7 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at June 30, 2019 and 2018 are $5.0 million and $3.6 million, respectively.

There was no outstanding performance standby letters of credit at June 30, 2019 and 2018.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was a $13,000 provision for losses from repurchases as of June 30, 2019 compared to no provision for losses from repurchases as of June 30, 2018. During June 30, 2018, we incurred losses of $270,000 for three indemnity agreements executed with the HUD.

Residential mortgage loans serviced for others at June 30, 2019 and 2018 are $3.5 million and $4.1 million, respectively.

The Company is required to maintain certain average reserve balances as established by the FRB. The amounts of this reserve balance for the reserve computation period, which included June 30, 2019 and 2018, were $1.6 million and $1.3 million, respectively, which were satisfied through the restriction of vault cash held at the Company’s branches. No additional reserves were required to be maintained at the FRB of Philadelphia in excess of the required $25,000 clearing balance requirement.

In connection with the operation of certain branch and administrative offices, the Company has entered into operating leases for periods ranging from 1 to 30 years. Total rental expense for the years ended June 30, 2019 and 2018 were $487,000 and $464,000, respectively. As of June 30, 2019, future minimum lease payments under such operating leases are:

(Dollars in thousands)
2020	$383
2021	528
2022	553
2023	536
2024	544
Thereafter	2,775

$5,319

17.  Concentrations

At June 30, 2019 and 2018, the Company’s lending activities are concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

Mortgage loans held for sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
June 30, 2019	3	71%
June 30, 2018	3	68%

18. Related Party

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at June 30, 2019 and 2018 was $4.8 million and $3.7 million, respectively. During 2019, there were new related party loans added resulting in the addition of $339,000 to the outstanding balance. Originations to related parties and repayments from related parties during the year ended June 30, 2019 were $3,704,000 million and $2,961,000 million, respectively. Originations to and repayments from related parties during the year ended June 30, 2018 were $2,806,000 and $4,844,000, respectively.

The Company held deposits of approximately $5.8 million and $13.7 million for related parties at June 30, 2019 and 2018, respectively.

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $32.5 million and $57.2 million at June 30, 2019 and 2018 for which we received approximately $46,000 and $321,000 in fees for customer services which is included in the years ended June 30, 2019 and 2018.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement will terminate on December 31, 2019. The Company has paid $60,000 and $25,000 in consulting fees to the director for the years ended June 30, 2019 and 2018.

19. Revenue Recognition

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

The following table presents noninterest income for the year ended June 30, 2019 and 2018:

(Dollars in thousands)	Year Ended June 30,
Non-Interest Income	2019	2018
In-scope of Topic 606:
Fee income	$48	$488
Insufficient fund fees	60	65
Other service charges	60	74
ATM interchange fee income	7	7
Other income	4	3
Total Non-Interest Income (in-scope of Topic 606)	179	637

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	159	154
Gain on sale of loans, net	2,789	3,467
Gain on sale of available-for-sale securities	8	35
Gain (loss) from derivative instruments	798	(258)
Change in fair value for loans held-for-sale	424	30
Other	7	11
Total Non-Interest Income (out-scope of Topic 606)	4,185	3,439
Total Non-Interest Income (in-scope of Topic 606)	179	637
Total Non-Interest Income	$4,364	$4,076

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

20. Condensed Financial Information - Parent Company Only

Condensed financial statements of HV Bancorp, Inc. are as follows (in thousands):

Condensed Statement of Financial Condition
(dollars in thousands)

June 30,	2019	2018
Assets

Cash and due from banks	$81	$172
Interest-bearing deposits with banks	344	550
Cash and cash equivalents	425	722
Investment securities available-for-sale, at fair value	2,744	4,766
Investment securities held-to-maturity	—	1,000
Equity securities	500	—
Loan to ESOP	2,220	2,299
Premises and equipment, net	2	6
Accrued interest receivable	18	34
Prepaid federal income taxes	60	55
Deferred income taxes, net	—	23
Prepaid expenses	27	26
Investment in Subsidiary	26,661	21,791
Other assets	100	92

Total Assets	$32,757	$30,814

Liabilities and Shareholders' Equity

Liabilities
Deferred income taxes, net	$3	$—
Other liabilities	74	93
Shareholders' equity	32,680	30,721

Total Liabilities and Shareholders' Equity	$32,757	$30,814

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

20. Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Operations
(dollars in thousands)

Year ended June 30,	2019	2018
Interest Income
Interest and dividends on investments:
Taxable	$97	$103
Interest on mortgage-backed securities and collateralized mortgage obligations	68	76
Interest on interest-bearing deposits	—	10
Interest from ESOP Loan	115	96
Total Interest Income	280	285
Non-Interest Income
Gain on sale of available-for-sale securities, net	1	—
Total Non-Interest Income	1	—
Non-Interest Expense
Occupancy	4	4
Professional fees	176	200
Other expenses	131	188
Total Non-Interest Expense	311	392
Loss before income taxes	(30)	(107)
Income Tax Benefit	(5)	(28)
Loss before equity in undistributed net earnings of subsidiary	(25)	(79)
Equity in undistributed net earnings of subsidiary	904	849
Net Income	$879	$770

Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on available-for-sale securities (pre-tax $1,027 and ($696)	$724	$(459)
Reclassification adjustment for gains included in income (pre-tax ($8) and ($35), respectively	(6)	(27)
Other comprehensive (loss) income	718	(486)
Comprehensive Income	$1,597	$284

Net Income per share:
Basic	$0.43	$0.38
Diluted	$0.43	$0.38

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

20. Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash Flows
(dollars in thousands)

Year ended June 30,	2019	2018
Cash Flows from Operating Activities
Net income	$879	$770
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net earnings of subsidiary	(904)	(849)
Depreciation	4	3
Net amortization of securities premiums and discounts	11	15
Gain on sale of available-for-sale securities, net	(1)	—
Deferred income tax expense	—	8
(Increase) decrease in:
Accrued interest receivable	16	3
Prepaid federal income taxes	(5)	(37)
Prepaid and other assets	(9)	(8)
Other liabilities	(19)	17

Net cash used in operating activities	(28)	(78)

Cash Flows from Investing Activities
ESOP repayment	132	87
Activity in available-for-sale securities:
Proceeds from sales	2,284	—
Maturities and repayments	818	585
Purchases	—	(504)
Purchase of Equity securities	(500)	—
Investment in Subsidiary	(3,000)	—

Net cash (used in) provided by investing activities	(266)	168

Cash Flows from Financing Activities
Cash dividend paid to shareholders	—	(1,091)
Purchase of treasury stock	(3)	—
Net cash used in financing activities	(3)	(1,091)

Decrease in Cash and Cash Equivalents	$(297)	$(1,001)

Cash and Cash Equivalents, beginning of year	$722	$1,723

Cash and Cash Equivalents, end of year	$425	$722

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements Years Ended June 30, 2019 and 2018

21. Consolidated Summary of Quarterly Earnings (Unaudited)

The following table presents summarized quarterly data for 2019 and 2018:

	June 30, 2019
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$2,651	$2,744	$2,728	$2,859
Total Interest Expense	614	740	735	838
Net Interest Income	2,037	2,004	1,993	2,021
Provision for Loan Losses	59	24	241	287
Total Non-Interest Income	758	676	986	1,944
Total Non-Interest Expense	2,378	2,513	2,700	3,144
Income before income taxes	358	143	38	534
Income tax expense (benefit)	88	4	(24)	126
Net income	270	139	62	408
Basic earnings per share	0.13	0.07	0.03	0.20
Diluted earnings per share	0.13	0.07	0.03	0.20
	June 30, 2018
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$1,744	$1,864	$2,026	$2,350
Total Interest Expense	247	277	304	523
Net Interest Income	1,497	1,587	1,722	1,827
Provision (Credit) for Loan Losses	(1)	80	76	111
Total Non-Interest Income	1,005	923	1,055	1,093
Total Non-Interest Expense	2,179	2,157	2,555	2,538
Income before income taxes	324	273	146	271
Income tax expense (benefit)	88	94	14	48
Net income	236	179	132	223
Basic earnings per share (1)	0.11	0.08	0.07	0.11
Diluted earnings per share (1)	0.11	0.08	0.07	0.11
(1)	Earnings per share is computed independently for each period. The sum of the individual quarters may not equal the annual earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2019 is effective.

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

There were no changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about HV Bancorp’s equity plan as of June 30, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
HV Bancorp 2018 Equity Incentive Plan (1)	218,000	$14.92	212
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	218,000	$14.92	212

(1)As of June 30, 2019, 87,000 shares of restricted stock awards had been granted under the HV Bancorp 2018 Equity Incentive plan (the "2018 Equity Incentive Plan") with 285 shares of restricted stock awards, remaining available for future issuance under the 2018 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2019 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - at June 30, 2019 and 2018
(C)	Consolidated Statements of Income (Loss) - Years ended June 30, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income (Loss) – Years ended June 30, 2019 and 2018
(E)	Consolidated Statements of Cash Flows - Years ended June 30, 2019 and 2018
(F)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of HV Bancorp, Inc. (1)

3.2	Bylaws of HV Bancorp, Inc. (2)

4	Form of Common Stock Certificate of HV Bancorp, Inc. (3)

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (4)

10.2	Employment Agreement between Huntingdon Valley Bank and Joseph C. O'Neill, Jr. (5)

10.3	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

10.4	HV Bancorp, Inc. 2018 Equity Plan (8)

10.5	Form of Restricted Stock Award Agreement (9)

10.6	Form of Incentive Stock Option Award Agreement (10)

10.7	Form of Non-Qualified Stock Option Award Agreement (11)

10.8	Consulting Agreement (13)

16.1	Letter Regarding Change in Certifying Accountants (12)

21	Subsidiaries of Registrant (7)

23.1	Consent of S.R. Snodgrass, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101

Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019 and 2018,  (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements

(1)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

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
(13)

Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on November 14, 2018.

*        Filed herein

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HV BANCORP, INC.

Date: September 26, 2019	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2019
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 26, 2019
Joseph C. O’Neill, Jr.

/s/ Carl Hj. Asplundh III	Director	September 26, 2019
Carl Hj. Asplundh III

/s/ John D. Behm	Director	September 26, 2019
John D. Behm

/s/ Scott W. Froggatt	Director	September 26, 2019
Scott W. Froggatt

/s/ Joseph F. Kelly	Director	September 26, 2019
Joseph F. Kelly

/s/ Robert J. Marino	Director	September 26, 2019
Robert J. Marino

