Form 10-Q
period 2019-09-30
HV Bancorp, Inc.
filed 2019-11-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to                to

Commission file number: 001-37981

HV BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-4351868
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2005 South Easton Road, Suite 304, Doylestown, Pennsylvania  18901

(Address of Principal Executive Offices and Zip Code)

(267) 280-4000

(Registrant's Telephone Number, Including Area Code)

3501 Mason Mill Road, Suite 401, Huntingdon Valley, PA 19006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 10, 2019, there were 2,268,917 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of September 30, 2019 and June 30, 2019 (Dollars in thousands, except share and per share data)

	At September 30,	At June 30,
	2019	2019
Assets
Cash and due from banks	$1,521	$1,345
Interest-earning deposits with banks	24,419	17,519
Federal funds sold	1,315	1,370
Cash and cash equivalents	27,255	20,234
Investment securities available-for-sale, at fair value	21,588	35,236
Equity securities	500	500
Loans held for sale, at fair value	39,013	33,748
Loans receivable, net of allowance for loan losses of $1,334 at September 30, 2019 and $1,182 at June 30, 2019	248,581	240,786
Bank-owned life insurance	6,216	6,175
Restricted investment in bank stock	1,553	1,662
Premises and equipment, net	2,338	2,254
Operating lease right-of-use assets	5,783	—
Accrued interest receivable	974	1,111
Mortgage banking derivatives	1,823	1,679
Other assets	935	810
Total Assets	$356,559	$344,195

Liabilities and Shareholders' Equity

Liabilities
Deposits	$284,576	$275,130
Advances from the Federal Home Loan Bank	27,000	28,000
Operating lease liabilities	5,757	—
Securities sold under agreements to repurchase	2,104	3,789
Advances from borrowers for taxes and insurance	1,376	2,600
Deferred gain on sale - leaseback of building	—	278
Deferred income taxes, net	87	112
Other liabilities	2,375	1,606
Total Liabilities	323,275	311,515

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and June 30, 2019	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,268,917 shares issued and outstanding as of September 30, 2019 and June 30, 2019	23	23
Treasury Stock, at cost (208 shares at September 30, 2019 and June 30, 2019)	(3)	(3)
Additional paid-in capital	20,676	20,611
Retained earnings	14,766	14,156
Accumulated other comprehensive (loss) income	(31)	70
Unearned Employee Stock Option Plan	(2,147)	(2,177)
Total Shareholders' Equity	33,284	32,680
Total Liabilities and Shareholders' Equity	$356,559	$344,195

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2019 and 2018; (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,
	2019	2018
Interest Income
Interest and fees on loans	$2,789	$2,299
Interest and dividends on investments:
Taxable	104	101
Nontaxable	70	75
Interest on mortgage-backed securities and collateralized mortgage obligations	53	103
Interest on interest-earning deposits	95	73
Total Interest Income	3,111	2,651
Interest Expense
Interest on deposits	877	514
Interest on advances from the Federal Home Loan Bank	158	99
Interest on securities sold under agreements to repurchase	1	1
Total Interest Expense	1,036	614
Net interest income	2,075	2,037
Provision for Loan Losses	244	59
Net interest income after provision for loan losses	1,831	1,978
Non-Interest Income
Fees for customer services	51	72
Increase in cash surrender value of bank-owned life insurance	41	40
Gain on sale of loans, net	1,680	901
Gain on sale of available-for-sale securities, net	211	—
Gain (Loss) from derivative instruments, net	177	(317)
Change in fair value of loans held-for-sale	40	61
Other	5	1
Total Non-Interest Income	2,205	758
Non-Interest Expense
Salaries and employee benefits	2,192	1,260
Occupancy	465	254
Federal deposit insurance premiums	4	70
Data processing related operations	214	171
Professional fees	169	201
Other expenses	558	422
Total Non-Interest Expense	3,602	2,378
Income before income taxes	434	358
Income Tax Expense	101	88
Net Income	$333	$270
Net Income per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2019 and 2018 (Dollars in thousands)

	For the Three Months Ended September 30,
	2019	2018
Comprehensive Income, Net of Taxes
Net Income	$333	$270
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities (pre-tax $66 and ($122), respectively)	61	(86)
Reclassification for gains included in income (pre-tax ($211) and $0, respectively)(1)	(162)	—
Other comprehensive loss	(101)	(86)
Comprehensive Income	$232	$184

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2019 and 2018 (Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680
ESOP shares committed to be released	—	—	—	4	—	—	30	34
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	333	—	—	333
Adoption of ASU 2016-02, Leases	—	—	—	—	277	—	—	277
Other comprehensive loss	—	—	—	—	—	(101)	—	(101)
Balance, September 30, 2019	2,268,917	$23	$(3)	$20,676	$14,766	$(31)	$(2,147)	$33,284

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2018	2,259,125	$23	$—	$20,368	$13,277	$(648)	$(2,299)	$30,721
ESOP shares committed to be released	—	—	—	3	—	—	31	34
Stock option expense	—	—	—	18	—	—	—	18
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	270	—	—	270
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Balance, September 30, 2018	2,259,125	$23	$—	$20,435	$13,547	$(734)	$(2,268)	$31,003

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Months Ended September 30,	2019	2018
Cash Flows from Operating Activities
Net income	$333	$270
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	147	75
Amortization of net deferred loan costs	102	42
Amortization of net securities premiums	19	29
Amortization of Operating Lease Right-of-Use Assets	73	—
Gain on sale of available-for-sale securities	(211)	—
(Gain) Loss from derivative instruments	(177)	317
Provision for loan losses	244	59
Deferred income taxes	18	(6)
Accretion of deferred gain on sale-leaseback transaction	—	(4)
Earnings on bank owned life insurance	(41)	(40)
Stock base compensation expense	61	64
ESOP compensation expense	34	34
Loans held for sale:
Originations, net of prepayments	(83,078)	(44,160)
Proceeds from sales	79,533	42,827
Gain on sales	(1,680)	(901)
Change in fair value of loans held for sale	(40)	(61)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	137	(28)
Other assets	(125)	(72)
Other liabilities	702	177
Net cash used in operating activities	(3,949)	(1,378)
Cash Flows from Investing Activities
Net Increase in loans receivable	(8,141)	(12,582)
Activity in available-for-sale securities:
Proceeds from sales	12,147	—
Maturities and repayments	1,549	1,460
Purchase of equity securities	—	(500)
Purchases of restricted investment in bank stock	(295)	(1,257)
Redemption of restricted investment in bank stock	404	1,547
Purchases of premises and equipment	(231)	(178)
Net cash provided by (used in) investing activities	5,433	(11,510)
Cash Flows from Financing Activities
Net increase in deposits	9,446	15,656
Net decrease in advances from borrowers for taxes and insurance	(1,224)	(969)
Net decrease in securities sold under agreements to repurchase	(1,685)	(2,524)
Net decrease in short-term borrowing from Federal Home Loan Bank	—	(7,000)
Repayment of long-term borrowings from Federal Home Loan Bank	(1,000)	(1,000)
Net cash provided by financing activities	5,537	4,163
Increase (Decrease )in Cash and Cash Equivalents	7,021	(8,725)
Cash and Cash Equivalents, beginning of year	20,234	14,745
Cash and Cash Equivalents, end of year	$27,255	$6,020
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,213	$579
Cash paid during the year for income taxes	$—	$305
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$—	$127
Initial recognition of operating lease right-of-use assets	$2,106	$—
Initial recognition of operating lease obligations	$2,086	$—
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

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOB”).  The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania and Wilmington County, Delaware) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of June 30, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on September 26, 2019. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the six-month period ending December 31, 2019.

On August 21, 2019, the Company’s Board of Directors approved a change to the Company’s fiscal year end to December 31 from a fiscal year ending on June 30. As a result of the change in fiscal year, the Company will file a transition report on Form 10-KT covering the transition period from July 1, 2019 to December 31, 2019.

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

The ASU is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. In anticipation of the ASU, the Company has entered into a contract with a third party, compiled data for the modeling and is working on developing an estimate using historically and qualitative data based on the requirements of ASU 2016-13.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated statements of financial position or statements of financial income.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on July 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on July 1, 2019, we recognized a right-of-use asset of $2,106,100 and a related lease liability totaling $2,086,000 each. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts. We utilized the modified-retrospective transition approach prescribed by ASU 2018-11. Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of July 1, 2019. We have included additional disclosures in note 12.

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$456	$2	$(3)	$455
Corporate notes	6,000	79	(9)	6,070
Collateralized mortgage obligations - agency residential	5,578	3	(115)	5,466
Mortgage-backed securities - agency residential	2,225	9	(21)	2,213
Municipal securities	4,376	2	—	4,378
Bank CDs	2,998	9	(1)	3,006
	$21,633	$104	$(149)	$21,588

Investment securities available-for-sale was comprised of the following:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$478	$—	$(1)	$477
Corporate notes	6,960	44	(20)	6,984
Collateralized mortgage obligations - agency residential	8,818	31	(123)	8,726
Mortgage-backed securities - agency residential	3,468	9	(33)	3,444
Municipal securities	11,915	207	(2)	12,120
Bank CDs	3,497	—	(12)	3,485
	$35,136	$291	$(191)	$35,236

The scheduled maturities of securities available-for-sale at September 30, 2019 were as follows:

	September 30, 2019
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$3,761	$3,761
Due from one to five years	5,613	5,631
Due from after five to ten years	4,001	4,063
Due after ten years	8,258	8,133
	$21,633	$21,588

Securities with a fair value of $9.4 million and $11.3 million at September 30, 2019 and June 30, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three months ended September 30, 2019 were $12.1 million. Gross realized gains on such sales were approximately $211,000 and gross realized losses were $0 for the three months ended September 30, 2019.

There were no sales of available-for-sale securities for the three months ended September 30, 2018.

The following tables summarize the unrealized loss positions of securities available-for-sale as of September 30, 2019 and June 30, 2019:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$230	$(3)	$230	$(3)
Corporate notes	—	—	1,491	(9)	1,491	(9)
Collateralized mortgage obligations	—	—	4,995	(115)	4,995	(115)
Mortgage-backed securities	—	—	1,481	(21)	1,481	(21)
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	748	(1)	748	(1)
	$—	$—	$8,945	$(149)	$8,945	$(149)

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$477	$(1)	$477	$(1)
Corporate notes	988	(12)	1,942	(8)	2,930	(20)
Collateralized mortgage obligations	—	—	5,331	(123)	5,331	(123)
Mortgage-backed securities	—	—	1,592	(33)	1,592	(33)
Municipal securities	—	—	850	(2)	850	(2)
Bank CDs	—	—	2,985	(12)	2,985	(12)
	$988	$(12)	$13,177	$(179)	$14,165	$(191)

At September 30, 2019 and June 30, 2019, the investment portfolio included two U.S. Government securities, respectively, with total fair values of $455,000 and $477,000, respectively. Of these securities, one and two were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2019 and June 30, 2019, management found no evidence of other-than-temporary (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2019 and June 30, 2019, the investment portfolio included ten and twelve corporate notes, respectively with total fair values of $6.1 million and $7.0 million at the end of each of period, respectively. Of these securities, three and six were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively. At the time of purchase and as of September 30, 2019 and June 30, 2019, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of September 30, 2019 and June 30, 2019, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2019 and June 30, 2019, the investment portfolio included twenty-nine and thirty-four collateralized mortgage obligations (“CMOs”) with total fair values of $5.5 million and $8.7 million, respectively. Of these securities, twenty-seven were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2019 and June 30, 2019, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2019 and June 30, 2019, the investment portfolio included eleven and fourteen mortgage backed securities (“MBS”) with a total fair value of $2.2 million and $3.4 million, respectively. Of these securities, six and seven were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2019 and June 30, 2019, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2019 and June 30, 2019, the investment portfolio included ten and twenty-four municipal securities with a total fair value of $4.4 million and $12.1 million, respectively. Of these securities, one and two were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of September 30, 2019 and June 30, 2019, continue to maintain investment grade ratings. As of September 30, 2019 and June 30, 2019, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2019 and June 30, 2019, the investment portfolio included twelve and fourteen Bank Certificate of Deposits (“CDs”) with a total fair value of $3.0 million and $3.5 million, respectively. Of these securities, three and twelve were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively. The Bank CDs are fully insured by the FDIC. As of September 30, 2019 and June 30, 2019, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

During September 2018, the Company purchased an equity security for $500,000. As of September 30, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at September 30, 2019:

	2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At September 30, 2019, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	September 30,	June 30,
(Dollars in thousands)	2019	2019
Residential:
One-to-four family	$202,613	$201,526
Home equity and HELOCs	4,497	4,158
Commercial:
Commercial real estate	25,865	16,460
Commercial business	6,935	9,728
Construction	2,309	1,981
Consumer:
Medical education	6,190	6,506
Other	15	3

	248,424	240,362

Less:
Unearned discounts, origination and commitment fees and costs	1,491	1,606
Allowance for loan losses	(1,334)	(1,182)

	$248,581	$240,786

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2019, the balance of the private education loans was $6.2 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2019, there were six loans with a balance of approximately $325,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the three months ended September 30, 2019 primarily as a result of net charge-offs totaling $92,000.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $15,000 and $3,000 at September 30, 2019 and June 30, 2019, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended September 30, 2019 and 2018.

Allowance for Loan Losses	For the three months ended September 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$711	$—	$—	$8	$719	$—	$719
Home equity and HELOCs	46	—	—	(6)	40	—	40
Commercial:
Commercial real estate	99	—	—	29	128	—	128
Commercial business	108	—	—	9	117	13	104
Construction	8	—	—	1	9	—	9
Consumer:
Medical education	210	(93)	1	203	321	—	321
Other	—	—	—		—	—	—

	$1,182	$(93)	$1	$244	$1,334	$13	$1,321

Allowance for Loan Losses	For the three months ended September 30, 2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$651	$—	$1	$43	$695	$—	$695
Home equity and HELOCs	39	—	—	2	41	—	41
Commercial:
Commercial real estate	65	—	—	(4)	61	—	61
Commercial business	65	—	—	(4)	61	14	47
Construction	15	—	—	1	16	—	16
Consumer:
Medical education	35	—	—	22	57	—	57
Other	1	—	—	(1)	—	—	—

	$871	$—	$1	$59	$931	$14	$917

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. The Company allocated increased allowance for loan loss provisions to the medical education loans for the three months ended September 30, 2019 primarily as a result of net charge-offs totaling $92,000 and increase in the reserve for delinquent and non-accrual medical education loans.

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2019 and June 30, 2019:

September 30, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$202,613	$1,820	$200,793
Home equity and HELOCs	4,497	295	4,202
Commercial
Commercial real estate	25,865	321	25,544
Commercial business	6,935	124	6,811
Construction	2,309	—	2,309
Consumer:
Medical education	6,190	—	6,190
Other	15	—	15

	$248,424	$2,560	$245,864

June 30, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$201,526	$1,725	$199,801
Home equity and HELOCs	4,158	316	3,842
Commercial
Commercial real estate	16,460	325	16,135
Commercial business	9,728	131	9,597
Construction	1,981	—	1,981
Consumer:
Medical education	6,506	—	6,506
Other	3	—	3
	$240,362	$2,497	$237,865

The following table summarizes information about impaired loans by loan portfolio class as of September 30, 2019 and June 30, 2019:

	September 30, 2019			June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,820	$1,559	$—	$1,725	$1,935	$—
Home equity and HELOCs	295	314	—	316	331	—
Commercial:
Commercial real estate	321	321	—	325	325	—
Consumer:
Medical education	—	—	—	—	—	—
	2,436	2,194	—	2,366	2,591	—
With an allowance recorded
Commercial:
Commercial business	124	127	13	131	132	13
	124	127	13	131	132	13
	$2,560	$2,321	$13	$2,497	$2,723	$13

The following table presents additional information regarding the impaired loans for the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,544	$—	$1,427	$—
Home equity and HELOCs	170	—	122	—
Commercial:
Commercial real estate	363	12	418	11
Consumer:
Medical education	—	—	—	—
	2,077	12	1,967	11
With an allowance recorded
Commercial business	136	2	158	2
	136	2	158	2
	$2,213	$14	$2,125	$13

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $30,000 and $21,000 for the three months ended September 30, 2019 and

2018, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2019 and June 30, 2019:

	September 30,	June 30,
(Dollars in thousands)	2019	2019
Residential:
One-to-four family	$1,875	$1,852
Home equity and HELOCs	295	316
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1,383	1,108
Other	—	—

	$3,553	$3,276

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2019 and June 30, 2019:

	September 30, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$200,738	$—	$1,875	$—	$202,613
Home equity and HELOCs	4,202	—	295	—	4,497
Commercial:
Commercial real estate	25,338	206	321	—	25,865
Commercial business	6,727	—	208	—	6,935
Construction	2,309	—	—	—	2,309
Consumer:
Medical education	4,807	—	1,383	—	6,190
Other	15	—	—	—	15
	$244,136	$206	$4,082	$—	$248,424

	June 30, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$199,674	$—	$1,852	$—	$201,526
Home equity and HELOCs	3,842	—	316	—	4,158
Commercial:
Commercial real estate	15,927	208	325	—	16,460
Commercial business	9,503	—	225	—	9,728
Construction	1,981	—	—	—	1,981
Consumer:
Medical education	5,398	—	1,108	—	6,506
Other	3	—	—	—	3
	$236,328	$208	$3,826	$—	$240,362

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2019 and June 30, 2019:

	September 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$767	$—	$983	$1,750	$200,863	$202,613	$—
Home equity and HELOCs	—	—	—	—	4,497	4,497	—
Commercial:
Commercial real estate	—	—	—	—	25,865	25,865	—
Commercial business	—	—	—	—	6,935	6,935	—
Construction	—	—	—	—	2,309	2,309	—
Consumer:
Medical education	368	114	325	807	5,383	6,190	—
Other	—	—	—	—	15	15	—

	$1,135	$114	$1,308	$2,557	$245,867	$248,424	$—

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$321	$179	$1,407	$1,907	$199,619	$201,526	$—
Home equity and HELOCs	—	—	316	316	3,842	4,158	—
Commercial:
Commercial real estate	—	—	—	—	16,460	16,460	—
Commercial business	—	—	—	—	9,728	9,728	—
Construction	—	—	—	—	1,981	1,981	—
Consumer:
Medical education	534	220	841	1,595	4,911	6,506	—
Other	—	—	—	—	3	3	—

	$855	$399	$2,564	$3,818	$236,544	$240,362	$—

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

As of September 30, 2019 and June 30, 2019, the Company had two loans identified as TDRs totaling $266,000 and $275,000, respectively.  At September 30, 2019 and June 30, 2019, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended September 30, 2019. No additional loan commitments were outstanding to these borrowers at September 30, 2019 and June 30, 2019. At both September 30, 2019 and June 30, 2019, there was a specific reserve of $13,000 and $13,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2019:

	As of September 30, 2019
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$142	$—	$142
Commercial business	1	124	—	124
Total	2	$266	$—	$266

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2019:

	As of June 30, 2019
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$144	$—	$144
Commercial business	1	131	—	131
Total	2	$275	$—	$275

The carrying amount of residential mortgage loans in the process of foreclosure was $614,000 and $631,000 at September 30, 2019 and June 30, 2019, respectively.

5. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2019 and June 30, 2019. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of September 30, 2019 and June 30, 2019 (in thousands):

September 30, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$1,209	$39,728
Forward loan sales commitments	Mortgage banking derivatives	599	16,636
To Be Announced securities ("TBAs")	Mortgage banking derivatives	15	11,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$17	$4,303
Forward loan sales commitments	Other liabilities	82	11,164
TBA securities	Other liabilities	70	25,250

June 30, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$1,100	$36,969
Forward loan sales commitments	Mortgage banking derivatives	579	13,994
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$54	$8,120
Forward loan sales commitments	Other liabilities	24	4,800
TBA securities	Other liabilities	124	34,250

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended September 30, 2019 and 2018 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	September 30, 2019	September 30, 2018
Interest rate lock commitments	Gain (loss) from derivative instruments	$146	$(344)
Forward loan sales commitments	Loss from derivative instruments	(38)	(58)
TBA securities	Gain from derivative instruments	69	85
	Total gain (loss) from derivative instruments	$177	$(317)

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2019 and June 30, 2019:

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$455	$—	$455
Corporate notes	—	3,008	3,062	6,070
Collateralized mortgage obligations - agency residential	—	5,466	—	5,466
Mortgage-backed securities - agency residential	—	2,213	—	2,213
Municipal securities	—	4,378	—	4,378
Bank CDs	—	3,006	—	3,006
Loans held for sale	—	39,013	—	39,013
Forward loan sales commitments	—	599	—	599
TBA securities	—	15	—	15
Interest rate lock commitments	—	—	1,209	1,209
	$—	$58,153	$4,271	$62,424

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$477	$—	$477
Corporate notes	—	3,954	3,030	6,984
Collateralized mortgage obligations - agency residential	—	8,726	—	8,726
Mortgage-backed securities - agency residential	—	3,444	—	3,444
Municipal securities	—	12,120	—	12,120
Bank CDs	—	3,485	—	3,485
Loans held for sale	—	33,748	—	33,748
Forward loan sales commitments	—	579	—	579
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	1,100	1,100
	$—	$66,533	$4,130	$70,663

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of September 30, 2019 and June 30, 2019.

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$82	$—	$82
TBA securities	—	70	—	70
Interest rate lock commitments	—	—	17	17

Liabilities measured at fair value on a recurring basis at June 30, 2019 are summarized below.

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$24	$—	$24
TBA securities	—	124	—	124
Interest rate lock commitments	—	—	54	54

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three ended September 30, 2019 and 2018:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2019	$3,030	$1,100	$(54)
Total gains (unrealized):
Included in other comprehensive income	32	—	—
Total gains included in earnings and held at reporting date	—	109	37
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2019	$3,062	$1,209	$(17)

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2018	$494	$642	$(56)
Total gains (unrealized):
Included in other comprehensive income	1	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(366)	22
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2018	$495	$276	$(34)

There were no assets measured at fair value on a nonrecurring basis at September 30, 2019 and June 30, 2019.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of September 30, 2019 and June 30, 2019:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
September 30, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,255	$27,255	$27,255	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	248,581	249,840	—	—	249,840
Bank-owned life insurance	6,216	6,216	6,216	—	—
Restricted investment in bank stock	1,553	1,553	1,553	—	—
Accrued interest receivable	974	974	974	—	—
Liabilities:
Deposits	$284,576	$284,722	$204,718	$80,004	$—
Advances from the FHLB	27,000	27,147	—	27,147	—
Securities sold under agreements to repurchase	2,104	2,104	2,104	—	—
Advances from borrowers for taxes and insurance	1,376	1,376	1,376
Accrued interest payable	42	42	42	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

(1) In accordance with the prospective adoption of ASU No. 2016-01, the fair value of the loans as of September 30, 2019 and June 30, 2019 were measured using an exit price notion.

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at September 30, 2019. During June 2019, the Company transferred corporate note securities, amortized cost of $2.5 million, to the available-for-sale portfolio from the held-to-maturity portfolio. There was no change of the Level 3 valuation when the corporate securities were transferred.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2019:

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

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2019 (in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2019	$33,748	$33,045	$703

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2019 or June 30, 2019.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level III measurement. At September 30, 2019 and June 30, 2019, the fair value of the collateral exceeded the carrying amount of the loan; therefore, there are no impaired loans currently being carried at its fair value.

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

7. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2019 and September 30, 2018.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018
Balance at beginning period	$70	$(648)
Unrealized holding gain (losses) on available-for-sale securities before reclassification	61	(86)
Amount reclassified for investment securities gains included in net income	(162)	—
Net current-period other comprehensive loss	(101)	(86)
Balance at ending period	$(31)	$(734)

(1)	All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.9% and 29.5% for the three months ended September 30, 2019 and 2018, respectively.

The following table present reclassifications out of AOCI by component for the three months ended September 30, 2019 and September 30, 2018.

	For the three months ended September 30, 2019	For the three months ended September 30, 2018

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the consolidated statements of income
Net unrealized gain on available-for securities (1)	$211	$—	Gain on sale of available-for-sale securities, net
	(49)	—	Income tax expense
	$162	$—

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

8. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2019, there were 218,000 stock options outstanding of which 30,080 of the stock options were vested and exercisable at September 30, 2019. At September 30, 2019, there 87,000 restricted stock shares outstanding of which 11,680 restricted stock shares were vested and exercisable at September 30, 2019. The 218,000 stock options outstanding and 87,000 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three months ended September 30, 2019 as their effect would have been anti-dilutive. At September 30, 2018, there were 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at September 30, 2018. The 198,000 stock options outstanding were not included in the computation of diluted net income per share for the three months ended September 30, 2018, as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended September 30
	2019	2018
Net income	$333,000	$270,000
Weighted average number of shares issued	2,269,125	2,259,125
Less weighted average number of treasury shares	(208)	—
Less weighted average number of unearned ESOP shares	(151,326)	(164,096)
Less weighted average number of unvested restricted stock awards	(73,288)	(75,207)
Basic weighted average shares outstanding	2,044,303	2,019,822
Add dilutive effect of stock options	—	—
Add dilutive effect of restricted stock awards	—	347
Diluted weighted average shares outstanding	2,044,303	2,020,169

Net income per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2019, there were 497 shares available for future awards under this plan, which includes 212 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

Stock option expense was $15,000 and $18,000 for the three months ended September 30, 2019 and September 30, 2018, respectively. At September 30, 2019, total unrecognized compensation cost related to stock options was $353,000.

A summary of the Company’s stock option activity and related information for the three months ended September 30, 2019 and September 30, 2018 was as follows:

	2019				2018
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1	218,000	$14.92	9.1	$61,040	198,000	$14.80	10.0	$3,960
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, September 30	218,000	$14.92	8.8	$—	198,000	$14.80	9.7	$3,960
Exercisable, September 30	30,080	$14.80	8.7	$—	—	$—	—	$—

Restricted stock expense for the three months ended September 30, 2019 and September 30, 2018 was $46,000, respectively. At September 30, 2019, the expected future compensation expense relating to non-vested restricted stock outstanding was $1.1 million.

A summary of the Company’s restricted stock activity and related information for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, July 1	75,320	$14.97	77,000	$14.80

Granted	—	—	—	—
Forfeited	—	—	—	—
Non-vested at September 30	75,320	$14.97	77,000	$14.80

10. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $19.1 million at September 30, 2019 for which the Company received fees for customer services totaling approximately $7,000 and $37,000 in the three months ended September 30, 2019 and September 30, 2018, respectively.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement will terminate on December 31, 2019. The Company has paid $15,000 in consulting fees to the director for three months ended September 30, 2019 and September 30, 2018, respectively.

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

The following table presents noninterest income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Non-Interest Income
In-scope of Topic 606:
Fee income	$13	$39
Insufficient fund fees	15	16
Other service charges	21	15
ATM interchange fee income	2	2
Total Non-Interest Income (in-scope of Topic 606)	$51	$72

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$41	$40
Gain on sale of loans, net	1,680	901
Gain on sale of available-for-sale securities	211	—
Gain (loss) from derivative instruments	177	(317)
Change in fair value for loans held-for-sale	40	61
Other	5	1
Total Non-Interest Income (out-scope of Topic 606)	2,154	686
Total Non-Interest Income (in-scope of Topic 606)	51	72
Total Noninterest Income	$2,205	$758

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

12. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Upon adoption of ASC Topic 842, Leases, on July 1, 2019, the Company recorded an asset of $2.1 million and a corresponding liability in the amount of $2.1 million, included in other assets and other liabilities on the consolidated statement of financial condition. The Company recorded an additional asset of $3.7 million and a corresponding liability in the amount of $3.7 million during the three months ended September 30, 2019 for two new lease agreements. In addition, as part of the adoption of Topic 842 on July 1, 2019, the Company booked an adjustment of $277,000 to retained earnings to write-off the balance of the deferred gain on sale-leaseback of buildings. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases. The Company has no unamortized initial direct costs related to the establishment of these lease agreements as of July 1, 2019.

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office spaces with terms extending through 2036. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated statements of financial condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of financial condition.

		September 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$5,783
Total Lease Right-of-Use Assets		$5,783

		September 30, 2019
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$5,757
Total Lease Liabilities		$5,757

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. The Company utilized its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term as the rate implicit in the lease was not readily determinable. For operating leases existing prior to July 1, 2019, the rate for the remaining lease term as of July 1, 2019 was used.

September 30, 2019
Weighted-average remaining lease term
Operating leases	13.3 years
Weighted-average discount rate
Operating leases	2.35%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended September 30, 2019
Operating lease cost	$73
Short-term lease cost	63
Total	$136

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(dollars in thousands)	Operating Leases
Twelve Months Ended:
9/30/2020	$317
9/30/2021	564
9/30/2022	529
9/30/2023	524
9/30/2024	529
2025 and thereafter	4,298
Total Future Minimum Lease Payments	6,761
Amounts Representing Interest	(1,004)
Present Value of Net Future Minimum Lease Payments	$5,757

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

Overview

The Bank provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Philadelphia, Pennsylvania, a sales office in Doylestown, Pennsylvania and Wilmington, Delaware and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania and Wilmington Counties in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations, which may significantly affect our reported results and financial condition for the current period or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended June 30, 2019.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2019 and June 30, 2019, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended June 30, 2019.

Comparison of Statements of Financial Condition at September 30, 2019 and at June 30, 2019

Total Assets

Total assets increased $12.4 million, or 3.6%, to $356.6 million at September 30, 2019 from $344.2 million at June 30, 2019. The increase was primarily the result of increases of $7.8 million in loans receivable, $7.1 million in cash and cash equivalents and $5.3 million in loans held for sale offset by a decrease of $13.6 million in available-for- sale investment securities. Included in total assets at September 30, 2019, is an operating lease right-of-use assets of $5.8 million as part of the adoption of ASU Topic 842, Leases. The Company adopted ASU Topic 842, Leases on July 1, 2019 which required the recording of the right-to-use asset and associated lease liability (see footnote 12, Leases for more discussion).

Cash and cash equivalents

Cash and cash equivalents increased $7.1 million, or 35.1%, to $27.3 million at September 30, 2019 from $20.2 million at June 30, 2019 with the expectation that excess liquidity will be used to fund growth of the loan portfolio.

Investment Securities

Investment securities decreased $13.6 million or 38.6%, to $21.6 million at September 30, 2019 and $35.2 million at June 30, 2019. The decrease was primarily due to sales and principal repayments of $13.7 million during the three months ended September 30, 2019 and $101,000 increase in unrealized loss on available-for-sale.

Net Loans

Net loans increased $7.8 million, or 3.2%, to $248.6 million at September 30, 2019 from $240.8 million at June 30, 2019. One- to four-family residential real estate loans increased $1.1 million to $202.6 million at September 30, 2019 from $201.5 million at June 30, 2019. Commercial real estate loans increased by $9.4 million to $25.9 million at September 30, 2019 from $16.5 million at June 30, 2019 primarily as a result of originations from the Business Banking division, which is focused on the growth of commercial lending and commercial business loan portfolios. Commercial business loans decreased by $2.8 million to $6.9 million at September 30, 2019 from $9.7 million at June 30, 2019 because of a loan payoff. The Construction loans increased $328,000 to $2.3 million at September 30, 2019 from $2.0 million at June 30, 2019. Home equity and HELOC loans increased by $339,000 from $4.2 million at June 30, 2019 to $4.5 million at September 30, 2019.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2019, the balance of the private education loans was $6.2 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2019, there were six loans with a balance of approximately $325,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the three months ended September 30, 2019 primarily as a result of net charge-offs totaling $92,000.

Loans Held For Sale

Loans held for sale increased $5.3 million or 15.7% to $39.0 million at September 30, 2019 from $33.7 million at June 30, 2019 as a result of originations of $83.1 million of one- to four-family residential real estate loans during the three months ended September 30, 2019 and principle sales of $77.9 million of loans in the secondary market during this same period.

Deposits

Deposits increased $9.5 million, or 3.5%, to $284.6 million at September 30, 2019 from $275.1 million at June 30, 2019. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $10.9 million, or 5.6%, to $204.7 million at September 30, 2019 from $193.8 million at June 30, 2019. Certificates of deposit decreased $1.4 million, or 1.7%, to $79.9 million at September 30, 2019 from $81.3 million at June 30, 2019. Included in certificate of deposits was $34.0 million in certificates of deposit issued through brokers at September 30, 2019, which was used in part to fund the loan growth of the portfolio and to repay advances from the Federal Home Loan Bank.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $1.0 million, or 3.6%, from $28.0 million at June 30, 2019 to $27.0 million at September 30, 2019 as a result of repayments of $1.0 million in long-term borrowing.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase decreased approximately $1.7 million, or 44.7%, to $2.1 million at September 30, 2019 from $3.8 million at June 30, 2019 as a result of a decrease in the underlying deposit balances, which are primarily held by title companies.

Total Shareholders’ Equity

Total shareholders’ equity increased $604,000 to $33.3 million at September 30, 2019 compared to $32.7 million at June 30, 2019 primarily as a result of net income of $333,000 for the three months ended September 30, 2019, share based compensation expense of $61,000 offset by other comprehensive loss of $101,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio. In addition, ESOP shares committed to be released of $34,000 contributed to the increase of total shareholders’ equity. Included in retained earnings at September 30, 2019, is an adjustment of $277,000 for the recognition of the deferred gain on sale-leaseback of buildings as part of the adoption of ASU 2016-02, Leases (Topic 842).

Comparison of Statements of Income for the Three Months Ended September 30, 2019 and 2018

General

Net income increased $63,000 to $333,000, or 23.3%, for the three months ended September 30, 2019 from $270,000 for the three months ended September 30, 2018.  The increase in net income for the three months ended September 30, 2019 was primarily due to an increase of $1.4 million in non-interest income and $38,000 in net interest income offset by a $1.2 million increase in non-interest expense and $185,000 in provision for loan losses.

Interest Income

Total interest income increased $460,000, or 17.4%, to $3.1 million for the three months ended September 30, 2019 from $2.7 million for the three months ended September 30, 2018.  The increase was primarily the result of an increase in interest and fees on loans of $490,000 and an increase on interest on interest-earning deposits with banks of $22,000 offset by a decrease in interest on investment securities of $61,000.  Total average interest-earning assets increased $37.7 million to $329.2 million for the three months ended September 30, 2019 from $291.5 million for the same period in 2018. The increase was primarily as a result of an increase in the average balance of loans of $42.9 million and $4.7 million in average balance of interest-earning deposits with banks partially offset by a $10.1 decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 14 basis points to 3.78% for the three months ended September 30, 2019 as compared to 3.64% for the three months ended September 30, 2018 primarily as a result of a higher average yield on loans.

Interest and fees on loans increased $490,000 to $2.8 million for the three months ended September 30, 2019 from $2.3 million for the same period in 2018. This increase was primarily due to an increase in average loans outstanding of $42.9 million, which increased to $277.4 million for the three months ended September 30, 2019 from $234.5 million for the three months ended September 30, 2018 primarily as a result of an increase in the average balance of loans held for sale and one-to four-family residential loans.  The average yield on loans increased to 4.02% for the three months ended September 30, 2019 from 3.92% for the three months ended September 30, 2018.

Interest income on interest-earning deposits increased by $22,000 to $95,000 for the three months ended September 30, 2019, from $73,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in the average balance of interest-earning deposits increased $4.7 million to $16.3 million for the three months ended September 30, 2019 from $11.6 million for the three months ended September 30, 2018. The average yield on interest-earning deposits with banks decreased 18 basis points, to 2.34% for the three months ended September 30, 2019 from 2.52% for the three months ended September 30, 2018.

Interest on investment securities decreased by $61,000 to $200,000 for the three months ended September 30, 2019 from $261,000 for the three months ended September 30, 2018, respectively. Interest on investment securities decreased as a result of a decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased by $50,000 to $53,000 for the three months ended September 30, 2019, from $103,000 for the three months ended September 30, 2018. The average yield on total securities decreased to 2.35% for the three months ended September 30, 2019 from 2.36% for the same period in 2018.  The average balance of investment securities decreased by $10.1 million to $34.1 million for the three months ended September 30, 2019, from $44.2 million for the three months ended September 30, 2018.

Interest Expense

Total interest expense increased $422,000 to $1.0 million for the three months ended September 30, 2019 from $614,000 for the three months ended September 30, 2018, primarily due to a $363,000 increase in interest expense on deposits and a $59,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest expense on deposits increased $363,000 to $877,000 for the three months ended September 30, 2019 from $514,000 for the three months ended September 30, 2018 primarily as a result of an increase of 47 basis points in the average cost of deposits from September 30, 2018 as well as an increase of $28.3 million in the average balance of interest bearing deposits from September 30, 2018. The increase in the average balance of interest bearing deposits of $28.3 million from $224.3 million as of September 30, 2018 to $252.6 million as of September 30, 2019 was primarily as a result of $24.1 million increase in the average balance of our certificates of deposit and a $4.2 million increase in the average balance of our core deposit accounts. The average cost of deposits was 139 basis points for the three months ended September 30, 2019 compared to 92 basis points for the three months ended September 30, 2018. The average rate paid on money market deposits increased 21 basis points to 0.79% for the three months ended September 30, 2019 from 0.58% for the three months ended September 30, 2018. The increase in the balance of our certificates of deposits of $24.1 million from $57.0 million for the three months ended September 30, 2018 to $81.1 million for the three months ended September 30, 2019 was primarily the result of the Company issuing certificates of deposit through brokers. The average balance of certificates of deposit issued through brokers increased $23.0 million from $15.5 million for the three months ended September 30, 2018 to $38.5 million for the three months ended September 30, 2019. In addition, retail growth increased the average balance of certificate of deposits by $1.1 million for the three months ended September 30, 2019. The average cost of certificates of deposit increased by 49 basis points to 2.28% for the three months ended September 30, 2019 as compared to 1.79% for the three months ended September 30, 2018. The increase in the average cost of certificates of deposit for the three months ended September 30, 2019 was the result of increases in short term market interest rates as compared to the three months ended September 30, 2018.

Interest expense on advances from the Federal Home Loan Bank increased $59,000 to $158,000 for the three months ended September 30, 2019 from $99,000 for the three months ended September 30, 2018 primarily as a result of an increase in the average balance of the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances increased $7.8 million to $27.6 million for the three months ended September 30, 2019 from $19.8 million for the three months ended September 30, 2018 primarily due to funding of the loan portfolio. In addition, the average rate on Federal Home Loan Bank advances increased 29 basis points from 2.00% for the three months ended September 30, 2018 to 2.29% for the three months ended September 30, 2019.

Net Interest Income

Net interest income remained relatively flat at $2.0 million for the three months ended September 30, 2019 and 2018. Our net interest-earning assets increased $1.0 million to $46.3 million for the three months ended September 30, 2019 from $45.3 million for the three months ended September 30, 2018. Our interest rate spread decreased by 33 basis points to 2.31% for the three months ended September 30, 2019 from 2.64% for the three months ended September 30, 2018.  Our net interest margin decreased by 27 basis points from 2.79% for the three months ended September 30, 2018 to 2.52% for the three months ended September 30, 2019.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$277,350	$2,789	4.02%	$234,531	$2,299	3.92%
Interest-earning deposits with banks	16,248	95	2.34%	11,583	73	2.52%
Investment securities	34,053	200	2.35%	44,225	261	2.36%
Restricted investment in bank stock	1,502	27	7.19%	1,182	18	6.09%
Total interest-earning assets	329,153	3,111	3.78%	291,521	2,651	3.64%
Non-interest-earning assets	11,669			10,113
Total assets	$340,822			$301,634

Interest-bearing liabilities:
Demand deposits	$101,038	286	1.13%	$98,752	175	0.71%
Money market deposit accounts	30,271	60	0.79%	30,276	44	0.58%
Passbook and statement savings accounts	26,735	13	0.19%	29,285	17	0.23%
Checking accounts-Municipal	13,434	55	1.64%	9,017	23	1.02%
Certificates of deposit	81,144	463	2.28%	56,990	255	1.79%
Total deposits	252,622	877	1.39%	224,320	514	0.92%
Federal Home Loan Bank advances	27,574	158	2.29%	19,756	99	2.00%
Securities sold under agreements to repurchase	2,651	1	0.15%	2,146	1	0.19%
Total interest-bearing liabilities	282,847	1,036	1.47%	246,222	614	1.00%
Non-interest-bearing liabilities:
Checking	22,018			22,102
Other	3,657			2,467
Total liabilities	308,522			270,791
Shareholders' Equity	32,300			30,843
Total liabilities and Shareholders' equity	$340,822			$301,634

Net interest income		$2,075			$2,037
Interest rate spread (2)			2.31%			2.64%
Net interest-earning assets (3)	$46,306			$45,299
Net interest margin (4)			2.52%			2.79%
Average interest-earning assets to average interest-bearing liabilities			116.37%			118.40%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$314	$176	$490
Interest-earning deposits with banks	37	(15)	22
Investment securities	(57)	(4)	(61)
Restricted investment in bank stock	2	7	9
Total interest-earning assets	296	164	460
Interest-bearing liabilities:
Demand deposits	—	111	111
Money market deposit accounts	—	16	16
Passbook and statement savings accounts	(3)	(1)	(4)
Checking accounts	5	27	32
Certificates of deposit	58	150	208
Total deposits	60	303	363
Federal Home Loan Bank advances	24	35	59
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	84	338	422
Change in net interest income	$212	$(174)	$38

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

Provision for loan losses increased by $185,000 to $244,000 for the three months ended September 30, 2019 from $59,000 for the three months ended September 30, 2018 primarily as result of net charge-offs of $92,000 related to the medical education loans during the three months ended September 30, 2019.

Non-performing loans increased $277,000, or 8.5% from $3.3 million at June 30, 2019 to $3.6 million as of September 30, 2019, as a result of an increase in non-performing medical education loans totaling $275,000 compared to June 30, 2019. During the three months ended September 30, 2019, there were net charge-offs of $92,000 recorded. During the three months ended September 30, 2018, there were no charge-offs recorded and recoveries of $1,000 were received.

Non-Interest Income

Non-interest income increased $1.4 million to $2.2 million for the three months ended September 30, 2019 from $758,000 for the three months ended September 30, 2018. The increase in non-interest income compared to the same period in 2018 was primarily due to a $779,000 increase in the gain on sales of loans, $494,000 increase in gain from derivative instruments and $211,000 increase in gain on sale of available-for-sale securities, net. The gain on sales of loans increased $779,000 to $1.7 million for the three months ended September 30, 2019 compared to $901,000 for the three months ended September 30, 2018 primarily as a result of higher loans sales of $36.7 million as compared to the same period in 2018. In addition, there was a $494,000 increase in gain from derivative instruments to $177,000 for the three months ended September 30, 2019 from a loss of ($317,000) for the three months ended September 30, 2018 due to increased volume of locked loans associated with hedging.

Non-Interest Expense

Non-interest expense increased $1.2 million or 50% to $3.6 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 compared to the three months of September 30, 2018 was primarily as a result of increase of $932,000 in salaries and employee benefits, $211,000 in occupancy and $104,000 in professional fees and other expenses.

Salaries and employee benefits expense increased by $932,000 to $2.2 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. Salaries increased as full time equivalent (FTE) employees increased to ninety-five as of September 30, 2019 from seventy-one as of September 30, 2018 primarily as a result of the expansion of the Company’s lending and Business Banking operations. The professional fees and other expenses increased $104,000, or 16.7%, to $727,000 for the three months ended September 30, 2019 from $623,000 for the three months ended September 30, 2018. Occupancy Expenses increased approximately $211,000 to $465,000 for the three months ended September 30, 2019 from $254,000 for the three months ended September 30, 2018 primarily as a result of an increase in rental expense due to the move of our headquarters to Doylestown, PA as well as leases of additional offices space compared to the same period in 2018. In addition, depreciation expense increased $46,000 due to furniture and equipment placed in service during the three month ended September 30, 2019 and leasehold improvements increased $26,000 compared to the same period in 2018.

Income Tax Expense

Income tax expense increased $13,000 to $101,000 for the three months ended September 30, 2019 compared to $88,000 for the three months ended September 30, 2018. Federal income taxes included in total taxes for the three months ended September 30, 2019 and 2018 were $69,000 and $66,000, respectively with effective federal tax rates of 15.9% and 18.4%, respectively.

Pennsylvania state tax expense increased $10,000 to $32,000 for the three months ended September 30, 2019 compared to $22,000 for the three months ended September 30, 2018 with effective rate of 7.4% and 6.1%, respectively.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $3.6 million, or 1.0% of total assets, at September 30, 2019. There were no non-accruing troubled debt restructurings at September 30, 2019 and June 30, 2019. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at September 30, 2019 and one loan accruing past due 90 days or more at June 30, 2019.

	At September 30,	At June 30,
	2019	2019
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,875	$1,852
Home equity & HELOCs	295	316
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1,383	1,108
Total non-accrual loans	3,553	3,276

Loans accruing past 90 days:
Consumer and other:
Medical education	—	—

Total non-performing loans	3,553	3,276

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$3,553	$3,276

Ratios:
Total non-performing loans to total loans receivable	1.43%	1.36%
Total non-performing loans to total assets	1.00%	0.95%
Total non-performing assets to total assets	1.00%	0.95%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$1,182	$871

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:	—	—
Medical education	(93)	—
Other	—	—
Total charge-offs	(93)	—

Recoveries:
Residential:
One- to four-family	—	1
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1	—
Other	—	—
Total recoveries	1	1

Net (charge-offs) recoveries	(92)	1
Provision for loan losses	244	59
Balance at end of period	$1,334	$931

Ratios:
Net charge-offs to average loans outstanding	(0.04%)	0.00%
Allowance for loan losses to non-performing loans at end of period	37.55%	55.22%
Allowance for loan losses to total loans at end of period	0.54%	0.41%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we use brokered certificates of deposit as a funding source of our asset base. As of September 30, 2019 and June 30, 2019, the Company had $34.0 million, or 9.5% of total assets, and $41.0 million, or 11.9% of total assets, of brokered certificates of deposit, respectively.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $27.0 million outstanding and $18.0 million in letters of credit with unused borrowing capacity of $130.6 million as of September 30, 2019. Additionally, at September 30, 2019, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $1.6 million at September 30, 2019. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the three months ended September 30, 2019 and 2018.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $27.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $21.6 million at September 30, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $3.9 million and $1.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $5.4 million and ($11.5) million for the three months ended September 30, 2019 and September 30, 2018, respectively. During the three months ended September 30, 2019, there were $12.1 million sold in available-for-sale securities compared to no available-for-sale securities sold for the three months ended September 30, 2018.  Net cash provided by financing activities was $5.5 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities for the three months ended September 30, 2019 consisted primarily of increases in deposits of $9.4 million and repayment of long-term borrowings of $1.0 million from the Federal Home Loan Bank. Net cash provided by financing activities for the three months ended September 30, 2018 consisted of $15.7 million increase in deposits and decreases of short-term borrowings of $7.0 million and repayment of long-term borrowings of $1.0 million from the Federal Home Loan Bank.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2019, totaled $62.4 million of total deposits which included brokered certificates of deposit of $29.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2019 and June 30, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2019, the Bank met all the capital adequacy requirements to which it was subject. At September 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2019 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total risk-based capital (to risk-weighted assets)	$30,820	15.9%	$>15,470	> 8.0%	$>19,338	>10.0%
Tier 1 capital (to risk-weighted assets)	29,486	15.3	>11,603	> 6.0%	>15,470	> 8.0%
Tier 1 capital (to average assets)	29,486	8.6	>13,692	> 4.0%	>17,114	> 5.0%
Tier 1 common equity (to risk -weighted assets)	29,486	15.3	>8,702	> 4.5%	>12,570	> 6.5%

As of June 30, 2019
Total risk-based capital (to risk-weighted assets)	$30,000	15.9%	$>15,060	> 8.0%	$>18,825	>10.0%
Tier 1 capital (to risk-weighted assets)	28,818	15.3	>11,295	> 6.0%	>15,060	> 8.0%
Tier 1 capital (to average assets)	28,818	9.3	>12,455	> 4.0%	>15,569	> 5.0%
Tier 1 common equity (to risk -weighted assets)	28,818	15.3	>8,471	> 4.5%	>12,236	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of September 30, 2019 and June 30, 2019, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of September 30, 2019, the Bank is required to maintain a capital conservation buffer of 2.50%. At September 30, 2019, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2019, we had outstanding commitments to originate loans of $37.1 million, unused lines of credit totaling $12.4 million and $18.0 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $62.4 million of total deposits which included brokered certificates of deposit of $29.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2019.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2019, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

In April 2019, a stock repurchase plan was approved to repurchase up to 100,000 shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three months ended September 30, 2019.

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

HV BANCORP, INC.

Date: November 14, 2019	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2019	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)