Form 10-KT
period 2019-12-31
HV Bancorp, Inc.
filed 2020-03-27
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from July 1, 2019 to December 31, 2019

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

As of December 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $30,280,318.

As of March 16, 2020, there were 2,270,725 shared issued and 2,270,226 shares outstanding of the Registrant’s Common Stock.

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

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than investment in securities and owning the common stock of the Bank and having deposits in the Bank. The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “Plan”) at a Special Meeting of Shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the Plan (see Note 12 of the Audited Consolidated Financial Statements for further discussion). At December 31, 2019, HV Bancorp, Inc. had total consolidated assets of $354.6 million, total consolidated deposits of $283.8 million, and total consolidated shareholders’ equity of $33.6 million. Our executive offices are located at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

On August 21, 2019, the Board of Directors of HV Bancorp, Inc. amended, in accordance with the Company’s Bylaws, the Company’s fiscal year to begin January 1 and end on December 31 of each year. As a result of the change, this Transition Report on Form 10-K includes information for the six-month transition period from July 1, 2019 to December 31, 2019. Subsequent filings on Form 10-K will cover the fiscal year from January 1 to December 31. Prior periods have remained unchanged.

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

Our markets are demographically attractive, close to the business and financial district of Center City Philadelphia, and within commuting distance of Northern New Jersey and New York City. Based on the United States Census for estimated population for 2018, Philadelphia, Montgomery, Bucks and New Castle Counties have total populations of 1,584,000, 829,000, 628,000 and 559,000, respectively, and the Philadelphia, Montgomery, and Bucks counties comprise the 1st, 3rd and 4th largest counties in Pennsylvania, respectively and New Castle county is the largest county in Delaware. From 2010 to 2018 the estimated populations of Philadelphia, Montgomery, Bucks and New Castle Counties are expected to grow by 3.8%, 3.6%, 0.5% and 3.9%, respectively. Additionally, between September 2017 and September 2019, our market area has shown significant improvement in unemployment levels, decreasing from 6.0% to 5.2% for Philadelphia County, decreasing from 3.7% to 3.2% for Montgomery County, decreasing from 4.0% to 3.5% for Bucks County and decreasing from 4.4% to 3.8% for New Castle county.  The foreclosure rate in December 2019 for the Commonwealth of Pennsylvania was 4.0%, compared to foreclosure rates of 6.0%, 6.0%, and 5.0% for Philadelphia, Montgomery and Bucks Counties, respectively. The foreclosure rate in December 2019 for the Commonwealth of Delaware was 7.0%, compared to foreclosure rate of 9.0% for New Castle county.  In terms of median household income and median disposable income, Montgomery and Bucks Counties rank 2nd and 3rd in Pennsylvania in each category, based on the United States Census. Based on the United States Census, the median household income between 2014 and 2018 was $43,744, $88,166, $86,055 and $70,996 Philadelphia, Montgomery, Bucks  and New Castle Counties, respectively.

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

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and home equity lines of credit, and, to a lesser extent, construction loans and consumer loans. Our primary business has been the origination and sale of one- to four-family residential real estate loans, 56.4% of which have been adjustable-rate loans and 43.6% of which have been fixed-rate loans as of December 31, 2019. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

			At June 30,
	December 31, 2019		2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Residential:
One- to four-family	$197,547	77.43%	$201,526	83.84%	$182,234	85.97%	$88,578	79.06%	$71,980	76.75%	$63,425	75.70%
Home equity & HELOCs	4,383	1.72	4,158	1.73	4,921	2.32	5,466	4.88	6,448	6.87	6,662	7.95
Commercial real estate	35,188	13.79	16,460	6.85	10,804	5.10	12,191	10.88	11,620	12.39	12,662	15.11
Commercial business	11,119	4.36	9,728	4.05	4,059	1.91	3,801	3.39	558	0.59	634	0.76
Construction	784	0.31	1,981	0.82	2,907	1.37	2,004	1.79	3,179	3.39	365	0.44
Consumer and other:
Medical education	6,097	2.39	6,506	2.71	7,047	3.32	—	—	—	—	—	—
Consumer	8	—	3	—	31	0.01	5	—	10	0.01	31	0.04
Total loans receivable	255,126	100.00%	240,362	100.00%	212,003	100.00%	112,045	100.00%	93,795	100.00%	83,779	100.00%
Deferred loan origination costs	1,343		1,606		1,564		359		142		54
Allowance for loan losses	(1,437)		(1,182)		(871)		(593)		(487)		(514)
Total loans receivable, net	$255,032		$240,786		$212,696		$111,811		$93,450		$83,319

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2020.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four- Family Real Estate Loans	Home Equity & HELOCs	Commercial Real Estate Loans	Commercial Business Loans	Construction Loans	Medical education Loans	Consumer Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2020	$286	$215	$4,820	$9,374	$—	$—	$8	$14,703
2021	—	298	982	67	—	—	—	1,347
2022	50	22	1,617	—	—	—	—	1,689
2023 to 2024	264	88	10,164	1,162	—	—	—	11,678
2025 to 2029	6,214	198	13,609	—	474	2,534	—	23,029
2030 to 2034	3,527	335	2,891	—	—	3,563	—	10,316
2035 and beyond	187,206	3,227	1,105	516	310	—	—	192,364
Total	$197,547	$4,383	$35,188	$11,119	$784	$6,097	$8	$255,126

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$85,772	$111,489	$197,261
Home equity & HELOCs	616	3,552	4,168
Commercial real estate	21,045	9,323	30,368
Commercial business	1,610	135	1,745
Construction	784	—	784
Consumer and Other:
Consumer	—	—	—
Medical education	—	6,097	6,097
Total	$109,827	$130,596	$240,423

One- to Four-Family Residential Real Estate Lending.  At December 31, 2019, we had $197.5 million of loans secured by one- to four-family residential real estate, representing 77.4% of our total loan portfolio.  In addition, at December 31, 2019, we had $37.9 million of residential mortgages held for sale.  We originate fixed-rate one- to four-family residential real estate loans as well as adjustable-rate loans depending on market conditions and borrower preferences.  At December 31, 2019, 43.6% of our one- to four-family residential real estate loans were fixed-rate loans, and 56.4% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2019 was generally $484,350 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At December 31, 2019, we had $125.0 million in jumbo loans, which represented 63.3% of our one- to four-family residential real estate loans. Of the $125.0 million in jumbo loans, 68.6% or $85.8 million were variable jumbo loans and 31.4% or $39.2 million were fixed jumbo loans. Our average loan size for jumbo loans was $683,000 at December 31, 2019.  We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Most of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

We require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. Substantially all of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

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

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At December 31, 2019, outstanding home equity loans and equity lines of credit totaled $4.4 million, or 1.7% of total loans outstanding.  At December 31, 2019, the unadvanced portion of home equity lines of credit totaled $7.5 million.  At December 31, 2019, $2.8 million of our home equity loans and lines of credit were in a junior lien position.

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

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At December 31, 2019, we had $35.2 million in commercial real estate loans, representing 13.8% of our total loan portfolio.  Our commercial real estate loans generally have initial terms of five years and amortization terms of  20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75-80%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate multi-family loans generally secured by multi-family buildings. At December 31 2019, the average loan balance of our outstanding commercial real estate loans was $496,000, and the largest of such loans was a $3.7 million loan secured by three multi-family buildings. This loan was performing in accordance with its terms at December 31, 2019.

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

Commercial Business Lending.  At December 31, 2019, we had $11.1 million of commercial business loans, representing 4.4% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction Lending.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans to individuals are made on the same general terms as our one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion. At December 31, 2019, we had $784,000 of construction loans, representing 0.3% of our total loan portfolio.  At December 31, 2019, our largest construction loan was a $474,000 loan secured by commercial real estate. This loan was performing in accordance with its original terms at December 31, 2019.

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

Medical Education Lending. In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2019, the balance of the private education loans was $6.1 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2019, there were fourteen loans with a balance of approximately $709,000 that are past due 90 days or more. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months.

Consumer Lending. At December 31, 2019, our consumer loan portfolio totaled $8,000 consisting of consumer overdraft accounts.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our Statement of Financial Condition as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the six months ended December 31, 2019, we sold $163.1 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2019, we had three participation loans for $1.5 million in which we were not the lead lender, all of which were performing in accordance with the loans’ original terms at December 31, 2019. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

In November 2017, we purchased a $7.8 million portfolio of private education loans made to American citizens attending AMA  approved medical schools in Caribbean nations. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2019, the balance of the private education loans was $6.1 million.

The following table shows our loan originations, sales and repayment activities for the six month ended December 31, 2019 and the years indicated for June 30, including loans held for sale.

	December 31,	For the Year Ended June 30,
	2019	2019	2018	2017	2016	2015
	(In thousands)
Total loans at beginning of year (1)	$274,110	$225,561	$124,829	$118,471	$100,040	$98,189
Loan originations:
Residential:
One- to four-family (1)	190,760	176,070	170,479	202,503	182,962	171,114
Home equity & HELOCs	7	148	103	430	2,989	298
Commercial real estate	32	1,383	673	1,796	1,198	2,399
Commercial business	5,981	636	2,767	3,386	—	—
Construction	—	2,446	5,384	—	2,970	460
Consumer loans	9	3	31	5	4	4
Total loans originated	196,789	180,686	179,437	208,120	190,123	174,275
Loans Purchased	—	15,991	88,180	—	—	—
Sales and loan principal repayments:
Principal repayments	14,798	8,051	22,208	22,494	13,914	12,973
Loan sales	163,099	140,077	144,677	179,268	157,778	159,451
Net loan activity	18,892	48,549	100,732	6,358	18,431	1,851
Total loans at end of year (1)	$293,002	$274,110	$225,561	$124,829	$118,471	$100,040

(1)	Includes loans held for sale.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Huntingdon Valley Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% if secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $4.7 million as of December 31, 2019.  At December 31, 2019, our largest credit relationship was $3.7 million which consisted of a $3.7 million commercial real estate loan secured by multi-family apartment buildings. At December 31, 2019, this loan was performing in accordance with its current terms.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2019
Residential:
One- to four-family	2	$94	5	$359	7	$453
Home equity & HELOCs	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Medical education	1	53	14	709	15	762
Consumer	—	—	—	—	—	—
Total	3	$147	19	$1,068	22	$1,215

At June 30, 2019
Residential:
One- to four-family	3	$179	9	$1,407	12	$1,586
Home equity & HELOCs	—	—	2	316	2	316
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Medical education	6	220	10	841	16	1,061
Consumer	—	—	—	—	—	—
Total	9	$399	21	$2,564	30	$2,963

At June 30, 2018
Residential:
One- to four-family	5	$412	5	$800	10	$1,212
Home equity & HELOCs	—	—	1	105	1	105
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Medical education	2	62	1	24	3	86
Consumer	—	—	—	—	—	—
Total	7	$474	7	$929	14	$1,403

At June 30, 2017
Residential:
One- to four-family	4	$381	10	$950	14	$1,331
Home equity & HELOCs	—	—	2	110	2	110
Commercial real estate	—	—	1	100	1	100
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$381	13	$1,160	17	$1,541

Non-Performing Loans.  Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At December 31, 2019, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. Generally, the loan may be restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest income that would have been recorded for the six months ended December 31, 2019 had non-accruing loans been current according to their original terms amounted to $54,000.  We recognized $35,000 of interest income for these loans for the six months ended December 31, 2019.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had no other real estate owned at December 31, 2019 and June 30, 2019.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had one loan accruing past due 90 days at June 30, 2018 and no accruing loans past due 90 days or more at December 31, 2019, June 30, 2019, 2017, 2016 or 2015. Additionally, we had no non-accruing troubled debt restructurings at December 31, 2019, June 30, 2019,  2018, 2017, 2016 or 2015.

	At December 31,	At June 30,
	2019	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,686	$1,852	$1,429	$1,198	$818	$1,277
Home equity & HELOCs	308	316	105	110	227	147
Commercial real estate	—	—	—	100	100	226
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer:
Medical education	1,710	1,108	—	—	—	—
Total non-accrual loans	3,704	3,276	1,534	1,408	1,145	1,650

Loans accruing past 90 days:
Consumer and other:
Medical education	—	—	24	—	—	—

Total non-performing loans	3,704	3,276	1,558	1,408	1,145	1,650

Real estate owned	—	—	—	—	115	574
Other non-performing assets	—	—	—	—	—	—
Total non-performing assets	$3,704	$3,276	$1,558	$1,408	$1,260	$2,224

Ratios:
Total non-performing loans to total loans	1.45%	1.36%	0.73%	1.26%	1.23%	1.97%
Total non-performing loans to total assets	1.04%	0.95%	0.52%	0.65%	0.63%	0.99%
Total non-performing assets to total assets	1.04%	0.95%	0.52%	0.65%	0.69%	1.33%

Total non-performing loans increased to $3.7 million, or 1.45% of total loans, at December 31, 2019 from $3.3 million, or 1.36% of total loans, at June 30, 2019 as a result of an increase of $602,000 increase in medical education loans offset by a $166,000 decrease in non-performing one- to four-family residential real estate loans as well as a decrease in non-performing home equity and HELOCs of $8,000. Non-performing one- to four-family residential real estate loans totaled $1.7 million at December 31, 2019.  Non-performing medical education loans totaled $1.7 million at December 31, 2019. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months. There were no non-performing commercial real estate loans, commercial business and construction loans at December 31, 2019.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as

“doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At December 31, 2019, we had $204,000 of  loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2019, June 30, 2019, 2018 or 2017.  The classified assets total at December 31, 2019 includes $3.7 million of non-performing loans.

	At December 31,	At June 30,
	2019	2019	2018	2017
	(In thousands)
Classified assets:
Substandard	$4,216	$3,826	$2,775	$2,204
Doubtful	—	—	—	—
Loss	—	—	—	—
Total classified assets	$4,216	$3,826	$2,775	$2,204
Special Mention	$204	$208	$216	$552
Total criticized assets	$4,420	$4,034	$2,991	$2,756

The increase in classified assets was due to a $390,000 increase in substandard assets primarily due to a $602,000 increase in substandard medical education loans offset by decreases of $166,000 in substandard one- to four-family residential real estate loans and $31,000 in commercial business. Substandard assets at December 31, 2019 consisted of $3.7 million in non-accrual loans and $512,000 in loans that were performing.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses at the dates indicated.

	At or for the Six Months Ended December 31,	At or For the Years Ended June 30,
	2019	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$1,182	$871	$593	$487	$514	$705

Charge-offs:
Residential:
One- to four-family	—	—	(11)	—	—	(233)
Home equity & HELOCs	—	—	—	(125)	—	—
Commercial real estate	—	—	(23)	—	(34)	(31)
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer:
Medical education	(121)	(305)	—	(4)	(3)	(7)
Other	—	—	—	—	—	—
Total charge-offs	(121)	(305)	(34)	(129)	(37)	(271)

Recoveries:
Residential:
One- to four-family	65	5	3	8	—	—
Home equity & HELOCs	—	—	—	—	—	—
Commercial real estate	28	—	43	25	—	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer:	—	—	—	1	1	1
Medical education	1	—	—	—	—	—
Total recoveries	94	5	46	34	1	1

Net (charge-offs) recoveries	(27)	(300)	12	(95)	(36)	(270)
Provision for loan losses	282	611	266	201	9	79
Balance at end of year	$1,437	$1,182	$871	$593	$487	$514

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.01%	0.13%	(0.01)%	0.10%	0.04%	0.32%
Allowance for loan losses to non-performing loans at end of year	38.80%	36.08%	56.78%	42.15%	42.53%	31.15%
Allowance for loan losses to total loans at end of year	0.56%	0.49%	0.41%	0.53%	0.52%	0.61%

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

	At December 31,			At June 30,
	2019			2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$701	48.78%	77.43%	$711	60.15%	83.84%	$651	74.74%	85.97%
Home equity & HELOCs	44	3.06	1.72	46	3.89	1.73	39	4.48	2.32
Commercial real estate	229	15.94	13.79	99	8.37	6.85	65	7.46	5.10
Commercial business	122	8.49	4.36	108	9.14	4.05	65	7.46	1.91
Construction	8	0.56	0.31	8	0.68	0.82	15	1.72	1.37
Consumer and other:
Consumer	—	—	—	—	—	—	1	0.12	0.01
Medical education	333	23.17	2.39	210	17.77	2.71	35	4.02	3.32
Total allocated allowance	1,437			1,182			871
Unallocated allowance	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$1,437	100.00%	100.00%	$1,182	100.00%	100.00%	$871	100.00%	100.00%

	At June 30,			At June 30,			At June 30,
	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Residential:
One- to four-family	$399	67.28%	79.06%	$314	64.48%	76.75%	$219	42.61%	75.70%
Home equity & HELOCs	38	6.41	4.88	18	3.70	6.87	19	3.70	7.95
Commercial real estate	89	15.01	10.88	131	26.90	12.39	230	44.75	15.11
Commercial business	58	9.78	3.39	23	4.72	0.59	45	8.75	0.76
Construction	9	1.52	1.79	1	0.20	3.39	—	—	0.44
Consumer	—	—	—	—	—	0.01	—	—	0.04
Total allocated allowance	593			487			513
Unallocated allowance	—	—	—	—	—	—	1	0.19	—
Total allowance for loan losses	$593	100.00%	100.00%	$487	100.00%	100.00%	$514	100.00%	100.00%

At December 31, 2019, our allowance for loan losses represented 0.56% of total loans and 38.80% of non-performing loans.  There were $27,000 in net loan charge-offs during the six months ended December 31, 2019.

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

The available-for-sale portfolio, which is carried at fair value, totaled $21.2 million, or 6.0% of total assets at December 31, 2019. At June 30, 2019, the held-to-maturity portfolio, with an amortized cost of $14.3 million was reclassified to available-for-sale.

United States Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At December 31, 2019, United States government securities consisted of fixed-rate Small Business Administration (“SBA”) Participation Certificates.

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

	At December 31,		At June 30,
	2019		2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Securities available-for-sale:
U.S. Government securities	$438	$436	$478	$477	$1,007	$967	$4,330	$4,340
Corporate notes	5,500	5,569	6,960	6,984	5,805	5,708	11,231	11,226
Collateralized mortgage obligations	6,562	6,464	8,818	8,726	14,297	13,794	12,668	12,567
Mortgage-backed securities	4,070	4,063	3,468	3,444	3,964	3,778	4,520	4,435
Municipal securities	2,114	2,117	11,915	12,120	1,701	1,680	3,517	3,507
Bank certificates of deposit	2,498	2,507	3,497	3,485	4,992	4,920	6,742	6,745
Total securities available-for-sale	$21,182	$21,156	$35,136	$35,236	$31,766	$30,847	$43,008	$42,820

Securities held-to-maturity:
Corporate notes	$—	$—	$—	$—	$2,519	$2,516	$2,000	$2,012
Municipal securities	—	—	—	—	11,386	11,231	9,809	9,884
Total securities held-to-maturity	$—	$—	$—	$—	$13,905	$13,747	$11,809	$11,896

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government securities	$—	—%	$—	—%	$—	—%	$438	2.06%	$438	$436	2.06%
Corporate notes	—	—	2,000	2.87	3,500	5.28	—	—	5,500	5,569	4.40
Collateralized mortgage obligations	—	—	—	—	—	—	6,562	2.28	6,562	6,464	2.28
Mortgage-backed securities	—	—	—	—	1	7.92	4,069	2.91	4,070	4,063	2.91
Municipal securities	1,126	1.83	988	2.17	—	—	—	—	2,114	2,117	1.99
Bank certificates of deposit	1,499	1.82	999	2.40	—	—	—	—	2,498	2,507	2.05
Total securities available-for-sale	$2,625	1.83%	$3,987	2.58%	$3,501	5.28%	$11,069	2.50%	$21,182	$21,156	2.89%

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

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, money market accounts, certificates of deposit and checking accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  At December 31, 2019, our core deposits, which are deposits other than certificates of deposit, were $215.5 million, representing 75.9% of total deposits. At December 31, 2019, we had $22.5 million in brokered deposits.

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

The following table sets forth the distribution of total interest-bearing deposits by account type for the dates indicated.

	For the Six Months Ended December 31,			For the Years Ended June 30,
	2019			2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
				(Dollars in thousands)
Deposit type:
Demand deposits-interest-bearing accounts	$100,577	39.36%	1.16%	$99,043	41.29%	0.83%	$74,128	41.91%	0.48%	$—	—	—
NOW accounts- interest-bearing accounts (1)	—	—	—	—	—	—	—	—	—	39,375	25.67%	0.48%
Money market deposit accounts	31,184	12.20%	0.81%	31,237	13.02%	0.67%	32,176	18.19%	0.46%	26,572	17.32%	0.33%
Passbook and statement savings accounts	26,271	10.28%	0.20%	28,979	12.08%	0.22%	33,265	18.81%	0.27%	34,702	22.62%	0.30%
Checking accounts	18,548	7.26%	1.79%	11,358	4.73%	1.37%	5,723	3.24%	0.40%	18,859	12.30%	0.11%
Certificates of deposit	78,973	30.90%	2.23%	69,271	28.88%	1.96%	31,563	17.85%	1.31%	33,893	22.09%	1.00%
Total interest-bearing deposits	$255,553	100.00%	1.39%	$239,888	100.00%	1.09%	$176,855	100.00%	0.58%	$153,401	100.00%	0.48%

(1)	During 2018, we updated our deposit products and phased out offering NOW accounts to our customers.

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000  was approximately $26.4 million.  The following table sets forth the maturity of those certificates as of December 31, 2019.

At December 31, 2019
(In thousands)
Three months or less	$2,599
Over three months through six months	7,982
Over six months through one year	8,133
Over one year to three years	7,031
Over three years	626
Total	$26,371

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2019, we had $27.0 million in advances from the Federal Home Loan Bank of Pittsburgh.  At December 31, 2019, based on available collateral and our ownership of Federal Home Loan Bank of Pittsburgh stock, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $131.7 million. Additionally, at December 31, 2019, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of fair value of collateral held by the Federal Reserve Bank, which was $1.5 million at December 31, 2019. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank during the year ended December 31, 2019.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Six Months Ended December 31,	At or For the Years Ended June 30,
	2019	2019	2018	2017
	(Dollars in thousands)
FHLB short-term borrowings:
Balance at end of year	$—	$—	$10,000	$—
Average balance during year	$—	$2,446	$9,606	$7,556
Maximum outstanding at any month end	$—	$18,417	$37,000	$13,000
Weighted average interest rate at end of year	—	—	2.07%	—
Weighted average interest rate during year	—	2.45%	1.43%	0.30%

FHLB long-term borrowings:
				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2019	June 30, 2019	June 30, 2018	June 30, 2017
9/26/2012	9/26/2017	Fixed Rate	0.93%	$—	$—	$—	$3,000
11/30/2015	11/30/2017	Fixed Rate	1.27%	—	—	—	1,000
07/16/15	07/16/18	Fixed Rate	1.41%	—	—	1,000	1,000
04/17/18	07/17/18	Fixed Rate	2.07%	—	—	10,000	—
11/30/15	11/30/18	Fixed Rate	1.59%	—	—	1,000	1,000
06/03/16	06/03/19	Fixed Rate	1.26%	—	—	2,000	2,000
07/18/16	07/18/19	Fixed Rate	1.19%	—	1,000	1,000	1,000
09/26/17	09/28/20	Fixed Rate	1.88%	3,000	3,000	3,000	—
11/21/17	11/22/21	Fixed Rate	2.22%	4,000	4,000	4,000	—
04/30/19	05/02/22	Fixed Rate	2.37%	5,000	5,000	—	—
05/07/19	05/09/22	Fixed Rate	2.37%	5,000	5,000	—	—
05/14/19	05/16/22	Fixed Rate	2.29%	5,000	5,000	—	—
05/21/19	05/21/21	Fixed Rate	2.36%	5,000	5,000	—	—
				$27,000	$28,000	$22,000	$9,000

We have also entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at and for the periods shown:

	At or For the Six Months Ended December 31,	At or For the Years Ended June 30,
	2019	2019	2018	2017
		(Dollars in thousands)
Balance at end of year	$—	$3,789	$5,739	$2,883
Average balance during year	$2,018	$2,290	$2,179	$1,935
Maximum outstanding at any month end	$2,586	$4,870	$5,739	$4,277
Weighted average interest rate at end of year	—	0.19%	0.19%	0.19%
Weighted average interest rate during year	0.20%	0.17%	0.18%	0.16%

Subsidiary Activities

Huntingdon Valley Bank is the only wholly-owned subsidiary of HV Bancorp.  Huntingdon Valley Bank has no subsidiaries.

Employees

As of December 31, 2019 we had 97 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s highlights include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework will be available for banks to use in their March 31, 2020 Call Report.

Pennsylvania Bank Regulation

Activity Powers.  The Pennsylvania Department of Banking regulates the internal organization of Huntingdon Valley Bank, as well as our activities, including, deposit-taking, lending and investment.  The basic authority for our activities is specified by Pennsylvania law and by regulations, policies and directives issued by the Pennsylvania Department of Banking.  The FDIC also regulates many of the areas regulated by the Pennsylvania Department of Banking, and federal law limits some of the authority that the Pennsylvania Department of Banking grants to us.

Examination and Enforcement.  The Pennsylvania Department of Banking regularly examines state chartered banks in such areas as reserves, loans, investments, management practices and other aspects of operations.  Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examinations, the current practice is for the Pennsylvania Department of Banking to conduct individual examinations.  The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may immediately suspend, remove, and permanently bar any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after a hearing before the Pennsylvania Department of Banking. The Pennsylvania Department of Banking may also issue civil penalties against the bank or any officer or director of the bank for violation of law or unsafe and unsound conduct.

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

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The final FICO collection assessment was on March 26, 2019.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve) Board the reserve requirement is 3.0%, and for amounts greater than $124.2 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Huntingdon Valley Bank is in compliance with these requirements.

Federal Home Loan Bank System

Huntingdon Valley Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Huntingdon Valley Bank was in

compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Huntingdon Valley Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of December 31, 2019, no impairment has been recognized.

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

Method of Accounting.  For federal income tax purposes, Huntingdon Valley Bank currently reports its income and expenses on the accrual method of accounting and used a tax year ending June 30 for filing its federal income tax returns through June 30, 2019. Beginning with the six months ended December 31, 2019, federal income tax returns will be filed using a December 31 year end.

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

Taxable Distributions and Recapture. At December 31, 2019, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Minimum Tax.  On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. The Tax Act repealed alternative minimum tax effective for tax years beginning after December 31, 2017. Any alternative minimum tax credit carryovers to tax years after December 31, 2017 generally may be utilized to the extent of the Company’s regular tax liability offset by any minimum tax credit the Company may have for that year. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that the alternative minimum tax credit carryovers exceed regular tax liability offset by certain other tax credits, 50% of the excess alternative minimum tax credit carryovers are refundable. Any remaining alternative minimum tax credits will be fully refundable in 2021. At December 31, 2019, Huntingdon Valley Bank had approximately $26,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers.  The Tax Act repealed carrying back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Act provides for the indefinite carryforward of federal net operating losses arising in tax years ending after 2017.  Also as a result of The Tax Act, net operating losses arising in tax years after 2017 may only reduce 80 percent of a taxpayer’s taxable income in carryforward years.  At December 31, 2019, Huntingdon Valley Bank had utilized $475,000 in federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At December 31, 2019, Huntingdon Valley Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at December 31, 2019.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.Properties

As of December 31, 2019, the net book value of our office properties (including leasehold improvements) was $1.5 million.  The following table sets forth information regarding our offices (in thousands):

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Administrative Offices:
Executive Office (1): 2005 South Easton Road, Suite 304 Doylestown, PA 18901	Leased	2019	$107
Mortgage Production Offices: 539 Bethlehem Pike Montgomeryville, PA 18936	Leased	2013	—
2005 South Easton Road, First Floor Doylestown, PA 18901	Leased	2019	10
3501 Masons Mill Road, Suite 401 Huntingdon Valley, PA 19006	Leased	2011	—
103 Foulk Road Building, Suite 100-B Wilmington Delaware 19803	Leased	2019	—
Banking Offices:
Main Office: 2617 Huntingdon Pike Huntingdon Valley, PA 19006	Leased	2006	26
Plumsteadville: 5725 Easton Road Plumsteadville, PA 18949	Owned	2002	1,077
Warrington Plaza Shopping Center: Route 611 & Street Road Warrington, PA 18976	Leased	1994	39
Justa Farm Shopping Center: 1900 County Line Road Huntingdon, PA 19006	Leased	1995	200
Limited Service Office: 8580 Verree Road Philadelphia, PA 19111	Leased	2007	—

(1) During the end of August and the beginning of September 2019, we moved our executive office and mortgage production office to one location at 2005 South Easton Road, Suite 304 Doylestown, PA 18901.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of December 31, 2019 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of March 16, 2020 was 797.  Certain shares of HV Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

	Price Per Share
	High	Low
Six Months Ended December 31, 2019
First quarter	$15.08	$14.25
Second quarter	17.00	14.46

Year Ended June 30, 2019
First quarter	$17.50	$14.66
Second quarter	15.74	14.82
Third quarter	16.75	14.91
Fourth quarter	16.21	15.08

Year Ended June 30, 2018
First quarter	$14.97	$14.08
Second quarter	15.32	14.76
Third quarter	18.50	13.75
Fourth quarter	14.97	14.21

During the six months ended December 31, 2019 and the year ended June 30, 2019, the Company did not pay a cash dividend per share. During the year ended June 30, 2018, the Company paid a special dividend of $0.50 per share.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid again or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to HV Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, interest and principal payments on investment securities and dividends from Huntingdon Valley Bank.

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

The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference. During April 2019, a stock repurchase plan was approved to purchase up to 100,000 shares of the Company’s outstanding common stock. HV Bancorp, Inc. did not repurchase any of its shares during six months ended December 31, 2019 and the year ended June 30, 2019.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of HV Bancorp and subsidiary at or for the six months ended December 31, 2019 and the years ended June 30, 2019, 2018 and 2017.  Selected historical financial and other data at or for the years ended June 30, 2016 and 2015 are for Huntingdon Valley Bank.  The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the six months ended December 31, 2019 and for the years ended June 30, 2019 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of HV Bancorp and subsidiary beginning at page 61 of this annual report.  The information at and for the years ended June 30, 2017, 2016 and 2015 is derived in part from audited financial statements that are not included in this annual report.

		At June 30,
	December 31, 2019	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$354,586	$344,195	$297,762	$216,765	$182,023	$167,298
Cash and cash equivalents	20,625	20,234	14,745	28,577	15,427	15,596
Investment securities available-for-sale, at fair value	21,156	35,236	30,847	42,820	33,281	38,088
Investment securities held-to-maturity	—	—	13,905	11,809	5,825	4,744
Equity securities	500	500	—	—	—	—
Loans held for sale at fair value	37,876	33,748	13,558	12,784	24,676	16,261
Loans receivable, net	255,032	240,786	212,696	111,811	93,450	83,319
Deposits	283,767	275,130	235,403	170,481	141,771	142,877
Federal Home Loan Bank advances	27,000	28,000	22,000	9,000	20,000	7,000
Securities sold under agreements to repurchase	—	3,789	5,739	2,883	3,929	3,502
Total liabilities	320,987	311,515	267,041	185,324	169,052	155,842
Total equity	33,599	32,680	30,721	31,441	12,971	11,456

	Six Months Ended December 31,		For the Years Ended June 30,
	2019	2019	2018	2017	2016	2015
	(In thousands)
Selected Data:
Interest income	$6,262	$10,982	$7,984	$5,734	$5,302	$5,057
Interest expense	2,098	2,927	1,351	891	746	785
Net interest income	4,164	8,055	6,633	4,843	4,556	4,272
Provision for loan losses	282	611	266	201	9	79
Net interest income after provision for loan losses	3,882	7,444	6,367	4,642	4,547	4,193
Gain on sale of loans, net	3,616	2,789	3,467	5,515	4,116	3,840
Other non-interest income (loss)	157	1,575	609	(573)	1,242	1,069
Non-interest income	3,773	4,364	4,076	4,942	5,358	4,909
Non-interest expense	6,932	10,735	9,429	8,820	8,354	8,339
Income before income taxes	723	1,073	1,014	764	1,551	763
Income tax expense	183	194	244	195	525	135
Net income	$540	$879	$770	$569	$1,026	$628

	At or for the Six Months Ended December 31,	At or For the Years Ended June 30,
	2019	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.31%	0.28%	0.31%	0.28%	0.62%	0.38%
Return on average equity	3.33%	2.81%	2.48%	2.72%	8.69%	5.55%
Interest rate spread (1)	2.30%	2.50%	2.71%	2.46%	2.85%	2.65%
Net interest margin (2)	2.51%	2.67%	2.82%	2.52%	2.90%	2.68%
Efficiency ratio (3)	87.34%	86.44%	88.05%	90.14%	84.26%	90.83%
Average interest-earning assets to average interest-bearing liabilities	116.64%	116.95%	119.27%	113.16%	108.72%	107.23%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.04%	0.95%	0.52%	0.65%	0.69%	1.33%
Non-performing loans as a percent of total loans	1.45%	1.36%	0.73%	1.26%	1.23%	1.97%
Allowance for loan losses as a percent of non-performing loans	38.80%	36.08%	56.78%	42.15%	42.53%	31.15%
Allowance for loan losses as a percent of total loans	0.56%	0.49%	0.41%	0.53%	0.52%	0.61%
Net charge-offs (recoveries) to average outstanding loans during the year	0.01%	0.13%	(0.01%)	0.10%	0.04%	0.32%

Capital Ratios: (4)
Common equity tier 1 capital (to risk weighted assets)	14.02%	15.31%	15.03%	21.21%	12.04%	12.46%
Tier 1 leverage (core) capital (to adjusted tangible assets)	8.52%	9.26%	8.77%	11.23%	7.63%	6.82%
Tier 1 risk-based capital (to risk weighted assets)	14.02%	15.31%	15.03%	21.21%	12.04%	12.46%
Total risk-based capital (to risk weighted assets)	14.70%	15.94%	15.57%	21.75%	12.49%	13.02%
Average equity to average total assets	9.38%	10.03%	12.67%	10.39%	7.10%	6.76%

Other Data:
Number of full service offices	4	4	4	4	4	4
Number of employees	97	92	71	74	65	57

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for Huntingdon Valley Bank. The Company’s capital ratios are not materially different from Huntingdon Valley Bank’s.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition as of December 31, 2019, June 30, 2019 and 2018 and our results of operations for the six month transition period ended December 31, 2019 and the years ended June 30, 2019 and 2018.  This section should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements that appear beginning on page 61 of this transition report on Form 10-K.

Historically, our fiscal year ended on June 30. On August 21, 2019, the Board of Directors of the Company approved, in accordance, with the Company’s Bylaws, a change in the Company’s fiscal year end from June 30 to December 31. This transition period began July 1, 2019 and ended December 31, 2019. The transition period for this Transition Report on Form 10-K is for the six months ended December 31, 2019 (which we sometimes refer to in the Transition Report as the “transition period”).

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China which has spread rapidly across the globe, thereby affecting the U.S. The World Health Organization has declared the outbreak to constitute a "Public Health Emergency of International Concern." The coronavirus outbreak is disrupting supply chains, production, and sales across a range of industries.  The extent of the impact of the Coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which the Coronavirus may impact our financial condition or results of operations is uncertain.

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have a loan production offices located in Philadelphia, Pennsylvania, a sales office in Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania and Wilmington, Delaware and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania and Wilmington Counties in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer loans and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our consumer and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are to:

•

Continue to Originate and Sell Certain Residential Real Estate Loans.  Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank.  During the transition period ended December 31, 2019, we originated $167.1 million in one- to four-family residential real estate loans held for sale, selling $163.1 million in one- to four-family residential real estate loans held for sale for gains on sale of $3.6 million. Similarly, during the year ended June 30, 2019 and 2018, we originated $159.8 million and $142.0 million in one- to four-family residential real estate loans held for sale, selling $140.1 million and $141.2 million in one- to four-family residential real estate loans held for sale for gains on sale of $2.8 million and $3.5 million. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. We also intend to hold an appropriately sized portfolio of jumbo adjustable-rate one- to four-family residential real estate loans in order to increase interest income and help manage our interest rate risk. At December 31, 2019, we had $125.0 million in jumbo adjustable-rate one- to four-family residential real estate loans, which represented 63.3% of our one- to four-family residential real estate loan portfolio compared to $86.7 million or 43.0% of our one- to four-family residential real estate loan portfolio at June 30, 2019.

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

•

Maintain High Asset Quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy.  At December 31, 2019, our non-performing assets to total assets ratio was 1.45%. Because a substantial amount of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Maintain Level of Core Deposits.  We plan to continue to market our transaction and savings accounts, emphasizing our high-quality, personalized customer service coupled with customer-facing technologies. We also offer the convenience of technology-based products, such as remote deposit capture, internet banking, mobile banking and mobile capture. Our ratio of core (non-time) deposits to total deposits was 75.9% at December 31, 2019.

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

See Note 1 of the notes to the audited consolidated financial statements of the Company included in this transition report on Form 10-K.

Deferred Tax Assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision. At December 31, 2019, June 30, 2019 and 2018, no valuation allowance related to deferred tax assets were recorded.

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

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A more detailed description of the fair values measured at each level of the fair value hierarchy and our methodology can be found in Note 14 of the audited consolidated financial statements of the Company included in this transition report on Form 10-K.

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

Loan commitments that are derivatives are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives and as other liabilities with changes in their fair values recorded as a gain in hedging instruments in non-interest income in the consolidated statements of income.  Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. We are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. We have used mandatory commitments to substantially reduce these risks.  See Note 10 Derivatives and Risk Management Activities in the audited consolidated financial statements of the Company in this transition report on Form 10-K.

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Total Assets

Total assets increased $10.4 million, or 3.0%, to $354.6 million at December 31, 2019 from $344.2 million at June 30, 2019. The increase was primarily the result of increases of $14.2 million in loans receivable, $6.0 million in right-of-use asset and $4.2 million in loans held for sale. Partially offsetting these increases was a decrease in investment securities totaling $14.0 million during the transition period ended December 31, 2019. Included in total assets at December 31, 2019 is a right-of-use asset of $6.0 million as part of the adoption of ASU 2016-02, Leases (Topic 842). The Company adopted ASU 2016-02, Leases (Topic 842) on July 1, 2019 which required the recording of the right-to-use asset and associated lease liability (see footnote 20, Leases for more discussion).

Cash and cash equivalents

Cash and cash equivalents increased $391,000, or 1.9%, to $20.6 million at December 31, 2019 from $20.2 million at June 30, 2019.

Investment Securities

Investment securities decreased by $14.0 million, or 39.8% to $21.2 million at December 31, 2019 from $35.2 million at June 30, 2019. The decrease was primarily due to sales and principal repayments of $17.7 million, partially offset by purchases of $3.5 million and a decrease of $126,000 in unrealized losses on securities available-for-sale. At June 30, 2019, our held-to-maturity portion of the securities portfolio, with amortized cost of $14.3 million, was transferred to our available-for-sale portfolio.

Net Loans

Net loans increased $14.2 million, or 5.9% to $255.0 million at December 31, 2019 from $240.8 million at June 30, 2019. One- to four-family residential real estate loans decreased $4.0 million to $197.5 million at December 31, 2019 from $201.5 million at June 30, 2019. Commercial real estate loans increased by $18.7 million from $16.5 million at June 30, 2019 to $35.2 million at December 31, 2019 primarily as a result of the launch of a new division Business Banking focused on the growth of commercial lending and commercial business loan portfolios. Commercial business loans increased by $1.4 from $9.7 million at June 30, 2019 to $11.1 million at December 31, 2019 primarily in commercial lines of credit.

Construction loans decreased $1.2 million to $784,000 at December 31, 2019 from $2.0 million at June 30, 2019 primarily as a result of residential construction loans that were converted to permanent mortgage loans during the transition period December 31, 2019. Home equity and HELOC loans increased by $225,000 from $4.2 million at June 30, 2019 to $4.4 million at December 31, 2019.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31 2019, the balance of the private education loans was $6.1 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2019, there were fourteen loans with a balance of approximately $709,000 that are past due 90 days or more. Included in our non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months. The Company allocated increased allowance for loan loss provisions to the medical education loans for the transition period ended December 31, 2019 primarily as a result of the charge-offs totaling $121,000.

Loans Held For Sale

Loans held for sale increased $4.2 million to $37.9 million at December 31, 2019 from $33.7 million at June 30, 2019 as the pipeline of one- to four-family residential real estate loans increased during the transition period ended December 31, 2019.

Deposits

Deposits increased $8.7 million, or 3.2%, to $283.8 million at December 31, 2019 from $275.1 million at June 30, 2019. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $21.7 million, or 11.2%, to $215.5 million at December 31, 2019 from $193.8 million at June 30, 2019. Certificates of deposit decreased $13.0 million, or 16.0%, to $68.3 million at December 31, 2019 from $81.3 million at June 30, 2019. The decrease in certificate of deposits was primarily the result of decrease $18.5 million in certificates of deposit issued through a broker during the transition period ended December 31, 2019 offset by retail growth of $5.5 million in certificates of deposit.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank decreased by $1.0 million from $28.0 million at June 30, 2019 to $27.0 million at December 31, 2019 as a result of repayments of $1.0 million in long-term borrowing.

Securities Sold Under Agreements to Repurchase

During November 2019, the Company terminated the deposit sweep program associated with securities sold under agreements to repurchase and is no longer entering into these agreements. At December 31, 2019 and June 30, 2019, securities sold under agreements to repurchase was $0 and $3.8 million.

Total Shareholders’ Equity

Total shareholders’ equity increased $919,000 to $33.6 million at December 31, 2019 compared to $32.7 million at June 30, 2019 primarily as a result of a net income of $540,000 for the transition period ended December 31, 2019, share based compensation expense of $123,000 and ESOP shares committed to be released of $67,000 during the transition period ended December 31, 2019, contributed to the increase of total shareholders’ equity offset by other comprehensive loss of $88,000 due to the fair value adjustments, net of deferred tax, on the available-for-sale portfolio. Included in retained earnings at December 31, 2019, is an adjustment of $277,000 for the recognition of the deferred gain on sale-leaseback of buildings as part of the adoption of ASU 2016-02, Leases (Topic 842) on July 1, 2019.

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

Comparison of Statements of Income for the Six Months Ended December 31, 2019 and 2018

General

Net income increased $131,000, or 32.0%, to $540,000 for the six months ended December 31, 2019 from $409,000 for the six months ended December 31, 2018.  The increase in net income for the six months ended December 31, 2019 was primarily due to increases in non-interest income of $2.3 million and increase in net interest income of $123,000, partially offset an increases of $2.0 million in non-interest expense, $199,000 in provision for loan losses and income tax expense of $91,000 as compared to six months ended December 31, 2018.

Interest Income

Total interest income increased $867,000, or 16.1%, to $6.3 million for the six months ended December 31, 2019 from $5.4 million for the six months ended December 31, 2018. The increase was primarily the result of a $993,000 increase in interest and fees on loans, a $35,000 increase in interest-earning deposits with banks, partially offset by an $188,000 decrease in interest on investment securities.  The average balance of our interest-earning assets increased by $33.1 million to $332.3 million for the six months ended December 31, 2019 as compared to $299.2 million for the six months ended December 31, 2018. The increase was primarily a result of increases in the average balance of loans of $43.3 million and $4.5 million in interest on interest-earning deposits partially off-set by a decrease of $15.2 million in the average balance of investment securities. The average yield on our interest-earning assets increased 16 basis points to 3.77% for the six months ended December 31, 2019 as compared to 3.61% for the six months ended December 31, 2018 primarily as a result of a higher average yield on loans.

Interest and fees on loans increased $993,000, or 21.3%, to $5.6 million for the six months ended December 31, 2019 from $4.7 million for the six months ended December 31, 2018. This increase resulted primarily from a $43.3 million increase in the average balance of loans to $281.5 million for the six months ended December 31, 2019 from $238.2 million for the six months ended December 31, 2018. The average yield on loans increased 10 basis points to 4.01% for the six months ended December 31, 2019 from 3.91% for the six months ended December 31, 2018.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations decreased $188,000, or 36.0%, to $334,000 for the six months ended December 31, 2019 from $522,000 for the six months ended December 31, 2018. The decrease was primarily the result of a decrease in interest income on mortgage backed securities and collateral mortgage obligation securities which decreased by $103,000, or 50% to $103,000 for the six months ended December 31, 2019, from $206,000 for the six months ended December 31, 2018 as well as $85,000 decrease in interest income on U.S. Government Agency securities, corporate bonds and municipal securities to $231,000 from $316,000 for the six months ended December 31, 2018.  The average yield on investment securities decreased 7 basis points to 2.29% for the six months ended December 31, 2019 from 2.36% for the six months ended December 31, 2018. The average balance of investment securities decreased by $15.2 million to $29.1 million for the six months ended December 31, 2019, from $44.3 million for the six months ended December 31, 2018.

Interest on interest-earning deposits increased $35,000 to $223,000 for the six months ended December 31, 2019 from $188,000 for the six months ended December 31, 2018 due to an increase in the average balance of interest-earning deposits of $4.5 million to $20.2 million for the six months ended December 31, 2019 from $15.7 million for the six months ended December 31, 2018.  The average yield on interest-earning deposits decreased 18 basis points to 2.21% for the six months ended December 31, 2019 from 2.39% for the six months ended December 31, 2018.

Interest Expense

Total interest expense increased $744,000 to $2.1 million for the six months ended December 31, 2019 from $1.4 million for the six months ended December 31, 2018 due primarily to a $581,000 increase in interest on deposits and a $163,000 increase in interest on advances from the Federal Home Loan Bank.

Interest on deposits increased $581,000 to $1.8 million for the six months ended December 31, 2019 from $1.2 million for the six months ended December 31, 2018 as a result of an increase in average interest bearing deposits of $18.6 million to $255.6 million during the six months ended December 31, 2019 as compared to $237.0 million during the six months ended December 31, 2018. The increase in the average balance of interest bearing deposits was primarily as a result of a $13.2 million increase in the average balance of our certificates of deposit and $5.4 million increase in the average balance of our core deposit accounts. The average cost of deposits increased by 38 basis points to 1.39% for the six months ended December 31, 2019 from 1.01% for the six months ended December 31, 2018. The average cost of certificates of deposit increased by 37 basis points to 2.23% for the six months ended December 31, 2019 as compared to 1.86% for the six months ended December 31, 2018. The average rates paid on the money market deposits increased by 18 basis points to 0.81% for the six months ended December 31, 2019 from 0.63% for the six months ended December 31, 2018. The increase in the balance of our certificates of deposits of $13.2 million from $65.8 million for the six months ended December 31, 2018 to $79.0 million for the six months ended December 31, 2019 was primarily the result of the Company issuing certificates of deposit through brokers which had an average balance of $35.2 million for the six months ended December 31, 2019 compared to $23.2 million for the six months ended December 31, 2018.

Interest on advances from the Federal Home Loan Bank increased $163,000 to $315,000 for the six months ended December 31, 2019 from $152,000 for the six months ended December 31, 2018 as a result of an increase in the average balance of Federal Home Loan Bank advances and an increase in the average cost of Federal Home Loan Bank advances.  The average balance of Federal Home Loan Bank advances increased by $11.8 million to $27.3 million during the six months ended December 31, 2019 as compared to $15.5 million for the six months ended December 31, 2018 to fund loan requirements.  In addition, the average cost of Federal Home Loan Bank advances increased by 35 basis points to 2.31% for the six months ended December 31, 2019 from 1.96% for the six months ended December 31, 2018, due primarily to increases in advance rates.

Net Interest Income

Net interest income increased $123,000, or 3.0%, to $4.2 million for the six months ended December 31, 2019 from $4.0 million for the six months ended December 31, 2018 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased to $47.4 million for the six months ended December 31, 2019 from $44.7 million for the six months ended December 31, 2018. Our interest rate spread decreased by 25 basis points to 2.30% for the six months ended December 31, 2019 from 2.55% for the six months ended December 31, 2018.  Our net interest margin decreased by 19 basis points to 2.51% for the six months ended December 31, 2019 from 2.70% for the six months ended December 31, 2018.

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

	For the Six Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$281,456	$5,648	4.01%	$238,215	$4,655	3.91%
Cash and cash equivalents	20,181	223	2.21%	15,737	188	2.39%
Investment securities	29,138	334	2.29%	44,277	522	2.36%
Restricted investment in bank stock	1,524	57	7.48%	990	30	6.06%
Total interest-earning assets	332,299	6,262	3.77%	299,219	5,395	3.61%
Non-interest-earning assets	13,572			10,289
Total assets	$345,871			$309,508

Interest-bearing liabilities:
Demand deposits	$100,577	$584	1.16%	$99,074	$382	0.77%
Money market deposit accounts	31,184	126	0.81%	31,680	100	0.63%
Passbook and statement savings accounts	26,271	26	0.20%	29,602	35	0.24%
Checking accounts	18,548	166	1.79%	10,856	70	1.29%
Certificates of deposit	78,973	879	2.23%	65,757	613	1.86%
Total deposits	255,553	1,781	1.39%	236,969	1,200	1.01%
Federal Home Loan Bank advances	27,327	315	2.31%	15,481	152	1.96%
Securities sold under agreements to repurchase	2,018	2	0.20%	2,108	2	0.19%
Total interest-bearing liabilities	284,898	2,098	1.47%	254,558	1,354	1.06%
Non-interest-bearing liabilities:
Checking	22,829			21,463
Other	5,718			2,672
Total liabilities	313,445			278,693
Shareholders' Equity	32,426			30,815
Total liabilities and Shareholders' equity	$345,871			$309,508

Net interest income		$4,164			$4,041
Interest rate spread (2)			2.30%			2.55%
Net interest-earning assets (3)	$47,401			$44,661
Net interest margin (4)			2.51%			2.70%
Average interest-earning assets to average interest-bearing liabilities			116.64%			117.54%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Six Months December 31, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$775	$218	$993
Cash and cash equivalents	60	(25)	35
Investment securities	(160)	(28)	(188)
Restricted investment in bank stock	14	13	27
Total interest-earning assets	689	178	867
Interest-bearing liabilities:
Demand deposits	3	199	202
Money market deposit accounts	(2)	28	26
Passbook and statement savings accounts	(2)	(7)	(9)
Checking accounts	46	50	96
Certificates of deposit	89	177	266
Total deposits	134	447	581
Federal Home Loan Bank advances	111	52	163
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	245	499	744
Change in net interest income	$444	$(321)	$123

_________________

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $199,000 to $282,000 for the six months ended December 31, 2019, from $83,000 for the he six months ended December 31, 2018 primarily as a result of charge-offs of $121,000 related to medical education loans during the six months ended December 31, 2019. During the six months ended December 31, 2019, total charge-offs of $121,000 were recorded and $94,000 of recoveries were received. During the six months ended December 31, 2018, no charge-offs were recorded and $1,000 of recoveries were received.

Non-Interest Income

Non-interest income increased $2.4 million to $3.8 million for the six months ended December 31, 2019 from $1.4 million for the six months ended December 31, 2018. The increase in non-interest income was primarily due to increases of $2.1 million in in the gain on sales of loans, net. In addition, gain on sale of available-for-sale securities was $211,000 for the six months ended December 31, 2019 compared to no gain on sale of available-for-sale securities for the six months ended December 31, 2018.

Non-Interest Expense

Non-interest expense increased $2.0 million, or 40.8%, to $6.9 million for the six months ended December 31, 2019 from $4.9 million for the six months ended December 31, 2018. The increase for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 primarily reflected increases in salaries and employee benefits of $1.4 million, occupancy expenses of $335,000 and professional fees and other expenses of $304,000 partially offset by a $105,000 decrease in federal deposit insurance premiums.

Salaries and employee benefits expense increased by $1.4 million to $4.1 million for the six months ended December 31, 2019 from $2.6 million for the six months ended December 31, 2018. Salaries increased as full time equivalent (FTE) employees increased to ninety-seven as of December 31, 2019 from seventy-two as of December 31, 2018 primarily resulting from the expansion of Company’s lending operations. Occupancy Expenses increased $335,000 to $870,000 for the six months ended December 31, 2019 from $535,000 for the six months ended December 31, 2018 primarily as a result of an increase in rental expense of $196,000 due to the move of our headquarters to Doylestown, PA as well as leases of additional offices space compared to the same period in 2018. In addition, depreciation expense increased $81,000 due to furniture and equipment placed in service during the six month ended December 31, 2019 and leasehold improvements increased $30,000 compared to the same period in 2018. The professional fees and other expenses increased $304,000, or 24.7%, to $1.5 million for the six months ended December 31, 2019 from $1.2 million for the six months ended December 31, 2018 increased expenses related to organizational expenses as we continue to grow and expand into new markets.  Partially offsetting these increases, was a $105,000 decrease in Federal deposit insurance premiums to $37,000 for the six months ended December 31, 2019 from $142,000 for the six months ended December 31, 2018 as a result of small bank assessment credits during the six months ended December 31, 2019.

Income Tax Expense

Income tax expense was $183,000 for the six months ended December 31, 2019 compared to $92,000 for the six months ended December 31, 2018. Federal income taxes included in total taxes for the six months ended December 31, 2019 and 2018 were $127,000 and $61,000, respectively, with effective federal tax rates of 17.6% and 12.2%, respectively. Included in the income tax expense reported for six months ended December 31, 2018 was a credit for the ESOP dividend payment.

Pennsylvania state tax was $56,000 and $31,000, respectively, with effective rates of 7.7% and 6.2%, respectively. The increase in the effective tax rate for the six months ended December 31, 2019 compared to the same period a year ago reflected an increase in income before taxes.

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

	For the Years Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$242,684	$9,505	3.92%	$168,697	$6,509	3.86%
Cash and cash equivalents	14,734	372	2.52%	18,491	383	2.07%
Investment securities	43,065	1,042	2.42%	46,600	1,033	2.22%
Restricted investment in bank stock	987	63	6.38%	1,012	59	5.83%
Total interest-earning assets	301,470	10,982	3.64%	234,800	7,984	3.40%
Non-interest-earning assets	10,391			9,868
Total assets	$311,861			$244,668

Interest-bearing liabilities:
Demand deposits	$99,043	$819	0.83%	$74,128	$356	0.48%
NOW accounts (5)	—	—	0.00%	—	—	0.00%
Money market deposit accounts	31,237	209	0.67%	32,176	148	0.46%
Passbook and statement savings accounts	28,979	65	0.22%	33,265	89	0.27%
Checking accounts	11,358	156	1.37%	5,753	23	0.40%
Certificates of deposit	69,271	1,361	1.96%	31,563	414	1.31%
Total deposits	239,888	2,610	1.09%	176,885	1,030	0.58%
Federal Home Loan Bank advances	15,599	313	2.01%	17,795	317	1.78%
Securities sold under agreements to repurchase	2,290	4	0.17%	2,179	4	0.18%
Total interest-bearing liabilities	257,777	2,927	1.14%	196,859	1,351	0.69%
Non-interest-bearing liabilities:
Checking	20,158			14,298
Other	2,649			2,509
Total liabilities	280,584			213,666
Shareholders' Equity	31,277			31,002
Total liabilities and Shareholders' equity	$311,861			$244,668

Net interest income		$8,055			$6,633
Interest rate spread (2)			2.50%			2.71%
Net interest-earning assets (3)	$43,693			$37,941
Net interest margin (4)			2.67%			2.82%
Average interest-earning assets to average interest-bearing liabilities			116.95%			119.27%

_________________

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended June 30, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,901	$95	$2,996
Cash and cash equivalents	(70)	59	(11)
Investment securities	(75)	84	9
Restricted investment in bank stock	(1)	5	4
Total interest-earning assets	2,755	243	2,998
Interest-bearing liabilities:
Demand deposits(1)	148	315	463
NOW accounts	—	—	—
Money market deposit accounts	(4)	65	61
Passbook and statement savings accounts	(13)	(11)	(24)
Checking accounts	37	96	133
Certificates of deposit	667	280	947
Total deposits	835	745	1,580
Federal Home Loan Bank advances	(37)	33	(4)
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	798	778	1,576
Change in net interest income	$1,957	$(535)	$1,422

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. In addition, we use brokered certificates of deposit as a funding source of our asset base. As of December 31, 2019, June 30, 2019 and 2018, the Company had $22.5 million, or 6.3% of total assets, $41.0 million, or 11.9% of total assets and $2.0 million, or 0.7% of total assets of brokered certificates of deposit, respectively.  For the six months ended December 31, 2019 and the years ended June 30, 2019 and June 30, 2018, the average cost of brokered certificates of deposit totaled 2.42%, 2.38% and 1.90%, respectively.

We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $131.7 million as of December 31, 2019. Additionally, at December 31, 2019, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $1.5 million at December 31, 2019. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the year ended December 31, 2019.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $20.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $21.2 million at December 31, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash (used in) provided by operating activities was $(2.0) million, ($18.4) million and $659,000 for the six months ended December 31, 2019 and the years ended June 30, 2019 and June 30, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $1.0 million, $20.2 million and $95.0 million for the six months ended December 31, 2019 and the years ended June 30, 2019 and June 30, 2018, respectively.  During the six months ended December 31, 2019 and the years ended June 30, 2019 and June 30, 2018, we sold $12.0 million, $7.0 million and $11.9 million, respectively, in securities available-for-sale. Net cash provided by financing activities was $3.4 million, $44.1 million and $80.6 million for the six months ended December 31, 2019 and the years ended June 30, 2019 and June 30, 2018, respectively.  Net cash provided by financing activities for the six ended December 31, 2019 consisted primarily of increases in deposits of $8.6 million, net decrease of ($3.8) million in securities sold under agreements to repurchase and net repayments of ($1.0) million of borrowings from the Federal Home Loan Bank. Net cash provided by financing activities for the year ended June 30, 2019 consisted primarily of increases in deposits of $39.7 million and net proceeds of $6.0 million of borrowings from the Federal Home Loan Bank compared to $64.9 million increase in deposits, $13.0 million increase in net repayments of borrowings from the Federal Home Loan Bank partially offset by cash dividends paid to shareholders of $1.1 million for the year ended June 30, 2018.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2019, totaled $48.6 million, or 17.1%, of total deposits.  Included in certificate of deposits of $48.6 million due within one year, is approximately $17.5 million of brokered certificate of deposits maturing in one year. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning Statement of Financial Condition assets and off-balance sheet items to broad risk categories. At December 31, 2019, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2019, we had outstanding commitments to originate loans of $35.4 million and unused lines of credit totaling $15.9 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 totaled $48.6 million.  Included in certificate of deposits of $48.6 million due within one year, is approximately $17.5 million of brokered certificate of deposits maturing in one year. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HV Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019, June 30, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the transitional six-month period ended December 31, 2019, and each of the years in the two-year period ended June 30, 2019; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, June 30, 2019 and 2018, and the results of its operations and its cash flows for the transitional six-month period ended December 31, 2019, and each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 27, 2020

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

	December 31, 2019	June 30, 2019	June 30, 2018
Assets
Cash and due from banks	$1,473	$1,345	$1,345
Interest-earning deposits with banks	19,152	17,519	12,095
Federal funds sold	—	1,370	1,305
Cash and cash equivalents	20,625	20,234	14,745
Investment securities available-for-sale, at fair value	21,156	35,236	30,847
Investment securities held-to-maturity	—	—	13,905
Equity securities	500	500	—
Loans held for sale, at fair value	37,876	33,748	13,558
Loans receivable, net of allowance for loan losses of $1,437, $1,182 and $871 at December 31, 2019, June 30, 2019 and 2018	255,032	240,786	212,696
Bank-owned life insurance	6,255	6,175	6,016
Restricted investment in bank stock	1,552	1,662	1,190
Premises and equipment, net	2,501	2,254	1,873
Operating lease right-of-use asset	5,979	—	—
Accrued interest receivable	967	1,111	940
Deferred income taxes, net	—	—	526
Mortgage banking derivatives	1,204	1,679	817
Other assets	939	810	649
Total Assets	$354,586	$344,195	$297,762

Liabilities and Shareholders' Equity
Liabilities
Deposits	$283,767	$275,130	$235,403
Advances from the Federal Home Loan Bank	27,000	28,000	22,000
Operating lease liabilities	6,023	—	—
Securities sold under agreements to repurchase	—	3,789	5,739
Advances from borrowers for taxes and insurance	2,138	2,600	2,276
Deferred gain on sale - leaseback of building	—	278	294
Deferred income taxes, net	97	112	—
Other liabilities	1,962	1,606	1,329
Total Liabilities	320,987	311,515	267,041
Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019, June 30, 2019 and 2018	—	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,269,125 shares issued and 2,268,917 shares outstanding as of December 31, 2019, June 30, 2019; 2,259,125 shares issued and outstanding at June 30, 2018	23	23	23
Treasury Stock, at cost (208 shares at December 31, 2019 and June 30, 2019, no shares at June 30, 2018)	(3)	(3)	—
Additional paid in capital	20,740	20,611	20,368
Retained earnings	14,973	14,156	13,277
Accumulated other comprehensive (loss) income	(18)	70	(648)
Unearned Employee Stock Option Plan	(2,116)	(2,177)	(2,299)
Total Shareholders' Equity	33,599	32,680	30,721
Total Liabilities and Shareholders' Equity	$354,586	$344,195	$297,762
See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

	For the six months ended December 31,	For the years ended June 30,
	2019	2019	2018
Interest Income
Interest and fees on loans	$5,648	$9,505	$6,509
Interest and dividends on investments:
Taxable	203	419	422
Nontaxable	85	292	280
Interest on mortgage-backed securities and collateralized mortgage obligations	103	394	390
Interest on interest-earning deposits	223	372	383
Total Interest Income	6,262	10,982	7,984
Interest Expense
Interest on deposits	1,781	2,610	1,030
Interest on advances from the Federal Home Loan Bank	315	313	317
Interest on securities sold under agreements to repurchase	2	4	4
Total Interest Expense	2,098	2,927	1,351
Net Interest Income	4,164	8,055	6,633
Provision for Loan Losses	282	611	266
Net Interest Income After Provision for Loan Losses	3,882	7,444	6,367
Non-Interest Income
Fees for customer services	91	175	634
Increase in cash surrender value of bank owned life insurance	80	159	154
Gain on sale of loans, net	3,616	2,789	3,467
Gain on sale of available-for-sale securities, net	211	8	35
(Loss) gain from derivative instruments	(399)	798	(258)
Change in fair value of loans held-for-sale	160	424	30
Other	14	11	14
Total Non-Interest Income	3,773	4,364	4,076
Non-Interest Expense
Salaries and employee benefits	4,075	6,145	5,253
Occupancy	870	1,241	1,089
Federal deposit insurance premiums	37	257	121
Data processing related operations	416	719	603
Professional fees	339	679	632
Other expenses	1,195	1,694	1,731
Total Non-Interest Expense	6,932	10,735	9,429
Income Before Income Taxes	723	1,073	1,014
Income Tax Expense	183	194	244
Net Income	$540	$879	$770
Net Income per share:
Basic	$0.26	$0.43	$0.38
Diluted	$0.26	$0.43	$0.38

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the six months ended	For the years ended June 30,
	December 31, 2019	2019	2018
Comprehensive Income, Net of Taxes
Net Income	$540	$879	$770
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on investment securities available-for-sale securities (pre-tax $85, $1,027 and ($696), respectively)	61	724	(459)
Reclassification adjustment for gains included in income (pre-tax ($211), ($8) and ($35), respectively) (1)	(149)	(6)	(27)
Other comprehensive (loss) gain	(88)	718	(486)
Total Comprehensive Income	$452	$1,597	$284

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common Stock Shares Amount		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2017	2,182,125	$22	$—	$20,369	$13,547	$(111)	$(2,386)	$31,441
Special dividend declared on common stock ($0.50)	—	—	—	—	(1,091)	—	—	(1,091)
ESOP shares committed to be released	—	—	—	—	—	—	87	87
Net income	—	—	—	—	770	—	—	770
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	—	51	(51)	—	—
Other comprehensive loss	—	—	—	—	—	(486)	—	(486)
Restricted stock awards	77,000	1	—	(1)	—	—	—	—
Balance, June 30, 2018	2,259,125	$23	$—	$20,368	$13,277	$(648)	$(2,299)	$30,721
ESOP shares committed to be released	—	—	—	10	—	—	122	132
Treasury stock purchased	(208)	—	(3)	—	—	—	—	(3)
Stock option expense	—	—	—	56	—	—	—	56
Restricted stock expense	—	—	—	177	—	—	—	177
Forfeiture of restricted stock award	(4,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	879	—	—	879
Other comprehensive income	—	—	—	—	—	718	—	718
Restricted stock awards	14,000	—	—	—	—	—	—	—
Balance, June 30, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680
ESOP shares committed to be released	—	—	—	6	—	—	61	67
Stock option expense	—	—	—	31	—	—	—	31
Restricted stock expense	—	—	—	92	—	—	—	92
Net income	—	—	—	—	540	—	—	540
Adoption of ASU 2016-02, Leases	—	—	—	—	277	—	—	277
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Balance, December 31, 2019	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the six months ended	For the years ended June 30,
	December 31, 2019	2019	2018
Cash Flows from Operating Activities
Net income	$540	$879	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	271	378	238
Impairment of real estate owned, net	—	—	14
Amortization of deferred loan costs	230	241	195
Amortization of right-of-use assets	197	—	—
Amortization of net securities premiums	36	105	190
Loss on sale of real estate owned	—	—	3
Gain on sale of available-for-sale securities, net	(211)	(8)	(35)
Loss (gain) from derivative instruments	399	(798)	258
Provision for loan losses	282	611	266
Deferred income taxes	23	337	(75)
Amortization of deferred gain on sale-leaseback transaction	—	(16)	(16)
Earnings on bank owned life insurance	(80)	(159)	(154)
Stock based compensation expense	123	233	—
ESOP compensation expense	67	132	87
Loans held for sale:
Originations, net of prepayments	(167,067)	(159,843)	(141,954)
Proceeds from sales	166,715	142,866	144,677
Gain on sales	(3,616)	(2,789)	(3,467)
Change in fair value of loans held for sale	(160)	(424)	(30)
Decrease (increase) in:
Accrued interest receivable	144	(171)	(320)
Prepaid income taxes	102	(160)	(83)
Prepaid and Other assets	(231)	(1)	88
Other liabilities	278	213	7
Net cash (used in) provided by operating activities	(1,958)	(18,374)	659
Cash Flows from Investing Activities
Net increase in loans receivable	(14,758)	(12,951)	(13,307)
Purchased loans	—	(15,991)	(88,180)
Activity in available-for-sale securities:
Proceeds from sales	12,007	6,990	11,882
Maturities and repayments	5,659	5,350	3,801
Purchases	(3,537)	(1,533)	(4,596)
Activity in held-to-maturity securities:
Maturities and repayments	—	631	27
Purchases	—	(1,000)	(2,123)
Purchase of equity securities	—	(500)	—
Purchase of restricted investment in bank stock	(332)	(2,389)	(2,479)
Redemption of restricted investment in bank stock	442	1,917	1,932
Proceeds from sale of real estate owned	—	—	124
Purchases of premises and equipment	(518)	(759)	(276)
Purchase of bank owned life insurance	—	—	(1,857)
Net cash used in investing activities	(1,037)	(20,235)	(95,052)
Cash Flows from Financing Activities
Cash dividend paid to shareholders	—	—	(1,091)
Net increase in deposits	8,637	39,727	64,922
Net (decrease) increase in advances from borrowers for taxes and insurance	(462)	324	874
Net (decrease) increase in securities sold under agreements to repurchase	(3,789)	(1,950)	2,856
Net increase (decrease) in short-term borrowings from Federal Home Loan Bank	—	(10,000)	6,000
Proceeds from long-term borrowings from Federal Home Loan Bank	—	20,000	12,000
Repayment of long-term borrowings from Federal Home Loan Bank	(1,000)	(4,000)	(5,000)
Purchase of treasury stock	—	(3)	—
Net cash provided by financing activities	3,386	44,098	80,561
Increase (decrease) in Cash and Cash Equivalents	391	5,489	(13,832)
Cash and Cash Equivalents, beginning of year	20,234	14,745	28,577
Cash and Cash Equivalents, end of year	$20,625	$20,234	$14,745

Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$2,012	$2,782	$1,296
Cash paid during the year for income taxes	$59	$—	$346
Supplementary Schedule of Noncash Investing Activities
Transfer of loans to real estate owned	$—	$—	$141
Transfer of held-to-maturities securities to available-for-sale securities	$—	$14,274	$—
Recognition of operating lease right-of-use assets	$6,169	$—	$—
Recognition of operating lease obligations	$6,127	$—	$—
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

The Company has evaluated subsequent events through the date of issuance of the financial statements and determined the following subsequent events required disclosure:

Subsequent events

The 2019 novel coronavirus (or “COVID-19”) has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to 0% to 0.25% on March 16, 2020.  These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

Change in fiscal year

The Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective December 31, 2019.  As a result of this change, the consolidated financial statements include the Company’s financial results for the six month transition period from July 1, 2019 to December 31, 2019. The following tables present certain comparative transition period condensed financial information for the six months ended December 31, 2019 and 2018, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	For the Six Months Ended December 31,
	2019	2018
	(In thousands, except per share data)
		(Unaudited)
Interest income	$6,262	$5,395
Interest expense	2,098	1,354
Net interest income	4,164	4,041
Provision for loan losses	282	83
Net interest income after provision for loan losses	3,882	3,958
Non-interest income	3,773	1,434
Non-interest expense	6,932	4,891
Income before income taxes	723	501
Income tax expense	183	92
Net income	$540	$409

Basic and diluted earnings per share	$0.26	$0.20

Basic weighted average common shares outstanding	2,046,961	2,026,312

Diluted weighted average common shares outstanding	2,046,961	2,026,312

	For the Six Months Ended December 31,
	2019	2018
	(In thousands)
		(Unaudited)
Net cash (used in) operating activities	$(1,958)	$(499)
Net cash (used in) investing activities	(1,037)	(19,721)
Net cash provided by financing activities	3,386	22,467
Net increase in cash and cash equivalents	391	2,247
Cash and cash equivalents, beginning of period	20,234	14,745
Cash and cash equivalents, end of period	$20,625	$16,992

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Community Bancshares, Inc. (“ACBI”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $1,552,000, $1,662,000 and $1,190,000 at December 31, 2019, June 30, 2019 and 2018, respectively.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The estimated useful lives are as follows:

Years
Land improvements	40
Office buildings and improvements	15 to 40
Leasehold improvements	5 to 15
Furniture and office equipment	3 to 7

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential 1-4 family properties in the process of foreclosure totaled $403,000, $631,000 and $565,000 as of December 31, 2019, June 30, 2019 and 2018, respectively. There was no real estate secured by residential 1-4 family properties held in Other Real Estate Owned at December 31, 2019, June 30, 2019 and 2018, respectively.  There was no real estate secured by commercial properties held in Other Real Estate Owned at December 31, 2019, June 30, 2019 and 2018, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gain or loss on sale of other real estate owned, as part of non-interest expense.

Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase. During November 2019, the Company terminated these agreements to repurchase.  Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

As of December 31, 2019, June 30, 2019 and 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2016 through 2019 were open for examination as of December 31, 2019.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. In anticipation of the ASU, the Company has entered into a contract with a third party, compiled data for the modeling and is working on developing an estimate using historically and qualitative data based on the requirements of ASU 2016-13. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021.  Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on July 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on July 1, 2019, we recognized a right-of-use asset of $2,106,100 and a related lease liability totaling $2,086,000 each. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts. We utilized the modified-retrospective transition approach prescribed by ASU 2018-11. Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of July 1, 2019. We have included additional disclosures in Note 20.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

2. Investment Securities

Investment securities available-for-sale at December 31, 2019 were comprised of the following:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$438	$—	$(2)	$436
Corporate notes	5,500	75	(6)	5,569
Collateralized mortgage obligations - agency residential	6,562	4	(102)	6,464
Mortgage-backed securities - agency residential	4,070	12	(19)	4,063
Municipal securities	2,114	3	—	2,117
Bank CDs	2,498	9	—	2,507
	$21,182	$103	$(129)	$21,156

Investment securities available-for-sale at June 30, 2019 were comprised of the following:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$478	$—	$(1)	$477
Corporate notes	6,960	44	(20)	6,984
Collateralized mortgage obligations - agency residential	8,818	31	(123)	8,726
Mortgage-backed securities - agency residential	3,468	9	(33)	3,444
Municipal securities	11,915	207	(2)	12,120
Bank CDs	3,497	—	(12)	3,485
	$35,136	$291	$(191)	$35,236

Investment securities available-for-sale at June 30, 2018 were comprised of the following:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$1,007	$—	$(40)	$967
Corporate notes	5,805	5	(102)	5,708
Collateralized mortgage obligations - agency residential	14,297	—	(503)	13,794
Mortgage-backed securities - agency residential	3,964	—	(186)	3,778
Municipal securities	1,701	—	(21)	1,680
Bank CDs	4,992	—	(72)	4,920
	$31,766	$5	$(924)	$30,847

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The scheduled maturities of securities available-for-sale at December 31, 2019 were as follows:

	December 31, 2019
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$2,625	$2,627
Due from more than one to five years	3,987	4,004
Due from more than five to ten years	3,501	3,564
Due after ten years	11,069	10,961
	$21,182	$21,156

Securities with a fair value of $7.4 million, $11.3 million, and $7.8 million at December 31, 2019, June 30, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the six months ended December 31, 2019 were $12.0 million. Gross realized gains on such sales were approximately $211,000 and there no gross realized losses on such sales.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity at December 31, 2019 and June 30, 2019 and 2018:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$436	$(2)	$436	$(2)
Corporate notes	—	—	1,494	(6)	1,494	(6)
Collateralized mortgage obligations - agency residential	1,486	(10)	3,810	(92)	5,296	(102)
Mortgage-backed securities - agency residential	922	(7)	1,438	(12)	2,360	(19)
Bank CDs	—	—	250	—	250	—

	$2,408	$(17)	$7,428	$(112)	$9,836	$(129)

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$477	$(1)	$477	$(1)
Corporate notes	988	(12)	1,942	(8)	2,930	(20)
Collateralized mortgage obligations - agency residential	—	—	5,331	(123)	5,331	(123)
Mortgage-backed securities - agency residential	—	—	1,592	(33)	1,592	(33)
Municipal securities	—	—	850	(2)	850	(2)
Bank CDs	—	—	2,985	(12)	2,985	(12)

	$988	$(12)	$13,177	$(179)	$14,165	$(191)

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$414	$(11)	$553	$(29)	$967	$(40)
Corporate notes	2,308	(45)	2,895	(57)	5,203	(102)
Collateralized mortgage obligations - agency residential	8,798	(216)	4,996	(287)	13,794	(503)
Mortgage-backed securities - agency residential	—	—	3,774	(186)	3,774	(186)
Municipal securities	299	(1)	1,082	(20)	1,381	(21)
Bank CDs	2,457	(35)	2,212	(37)	4,669	(72)

	$14,276	$(308)	$15,512	$(616)	$29,788	$(924)

Held-to-maturity:
Corporate notes	$516	$(3)	$—	$—	$516	$(3)
Municipal securities	5,542	(100)	3,375	(89)	8,917	(189)
	$6,058	$(103)	$3,375	$(89)	$9,433	$(192)

At December 31, 2019, June 30, 2019 and 2018, the investment portfolio included two , two and three U.S. Government securities, with total fair values of $436,000, $477,000 and $1.0 million, respectively. Of these securities, two, two and three were in an unrealized loss position as of December 31, 2019, June 30, 2019 and 2018, respectively. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of December 31, 2019, June 30, 2019 and 2018, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2019, June 30, 2019 and 2018, the investment portfolio included nine, twelve  and fifteen corporate notes with total fair values of $5.6 million, $7.0 million and $8.2 million, respectively. Of these securities, three, six  and twelve were in an unrealized loss position as of December 31, 2019, June 30, 2019 and 2018, respectively. At the time of purchase and as of December 31, 2019, June 30, 2019 and 2018, these bonds continue to maintain investment grade ratings. As of December 31, 2019, June 30, 2019 and 2018, management found no evidence of OTTI on any of the Corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2019, June 30, 2019 and 2018, the investment portfolio included thirty, thirty-four and forty-one collateralized mortgage obligations (CMOs) with total fair values of $6.5 million, $8.7 million and $13.8 million at December 31, 2019, June 30, 2019 and 2018, respectively. Of these securities, twenty-seven, twenty-seven and forty-one were in an unrealized loss position as of December 31, 2019, June 30, 2019 and 2018, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2019, June 30, 2019 and 2018, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2019, June 30, 2019 and 2018, the investment portfolio included thirteen, fourteen and fifteen Mortgage backed securities (MBS) with a total fair value of $4.1 million, $3.4 million and $3.8 million at the end of each period, respectively. Of these securities, seven, seven and twelve were in an unrealized loss position as of December 31, 2019, June 30, 2019 and 2018, respectively. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of At December 31, 2019, June 30, 2019 and 2018, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2019, June 30, 2019 and 2018, the investment portfolio included five, twenty-four and twenty-eight municipal securities with a total fair value of $2.1 million, $12.1 million and $12.9 million, respectively. During the six month transition period ended December 31, 2019, we sold approximately $7.5 million in municipal securities. As of June 30, 2019 and 2018, there were two and twenty-one securities in an unrealized loss position, respectively. As of December 31, 2019, June 30, 2019 and 2018, the Company’s municipal portfolio were purchased from issuers that were located in Pennsylvania and continue to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of December 31, 2019, June 30, 2019 and 2018, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2019, June 30, 2019 and 2018, the investment portfolio included ten, fourteen and twenty Bank CDs with a total fair value of $2.5 million, $3.5 million and $4.9 million at the end of each period, respectively. Of these securities, one, twelve and nineteen were in an unrealized loss position as of December 31, 2019, June 30, 2019 and 2018, respectively. The Bank CDs are fully insured by the FDIC. As of December 31, 2019, June 30, 2019 and 2018, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio.  The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Equity Securities

The Company maintains an equity security portfolio that consists of $500,000 at December 31, 2019 and June 30, 2019. There was no equity security portfolio at June 30, 2018. As of December 31, 2019 and June 30, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at December 31, 2019 and June 30, 2019:

	December 31, 2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	June 30, 2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

4. Loans Receivable

Loans receivable at December 31, 2019, June 30, 2019 and 2018 were comprised of the following:

(Dollars in thousands)	December 31, 2019	June 30, 2019	June 30, 2018
Residential:
One-to-four family	$197,547	$201,526	$182,234
Home equity and HELOCs	4,383	4,158	4,921
Commercial:
Commercial real estate	35,188	16,460	10,804
Commercial business	11,119	9,728	4,059
Construction	784	1,981	2,907
Consumer:
Medical education	6,097	6,506	7,047
Other	8	3	31
	255,126	240,362	212,003

Unearned discounts, origination and commitment fees and costs	1,343	1,606	1,564
Allowance for loan losses	(1,437)	(1,182)	(871)

	$255,032	$240,786	$212,696

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2019, the balance of the private education loans was $6.1 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2019, there were fourteen loans with a balance of approximately $709,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the six months ended December 31, 2019 primarily as a result of charge-offs totaling $121,000.

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition. Overdrafts were $8,000, $3,000 and $31,000 at December 31, 2019, June 30, 2019 and 2018, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the activity in the allowance for loan losses by loan class for the six months ended December 31, 2019 and for the years ended June 30, 2019 and 2018:

Allowance for Loan Losses	December 31, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$711	$—	$65	$(75)	$701	$—	$701
Home equity and HELOCs	46	—	—	(2)	44	—	44
Commercial:
Commercial real estate	99	—	28	102	229	—	229
Commercial business	108	—	—	14	122	12	110
Construction	8	—	—	—	8	—	8
Consumer:
Medical Education	210	(121)	1	243	333	—	333
Other	—	—	—	—	—	—	—

	$1,182	$(121)	$94	$282	$1,437	$12	$1,425

Allowance for Loan Losses	June 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$651	$—	$5	$55	$711	$—	$711
Home equity and HELOCs	39	—	—	7	46	—	46
Commercial:
Commercial real estate	65	—	—	34	99	—	99
Commercial business	65	—	—	43	108	13	95
Construction	15	—	—	(7)	8	—	8
Consumer:
Medical Education	35	(305)	—	480	210	—	210
Other	1	—	—	(1)	—	—	—

	$871	$(305)	$5	$611	$1,182	$13	$1,169

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Allowance for Loan Losses	June 30, 2018
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$399	$(11)	$3	$260	$651	$—	$651
Home equity and HELOCs	38	—	—	1	39	—	39
Commercial:
Commercial real estate	89	(23)	43	(44)	65	—	65
Commercial business	58	—	—	7	65	14	51
Construction	9	—	—	6	15	—	15
Consumer:
Medical Education	—	—	—	35	35	—	35
Other	—	—	—	1	1	—	1

	$593	$(34)	$46	$266	$871	$14	$857

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. The Company allocated increased allowance for loan loss provisions to the medical education loans for the six months ended December 31, 2019 and for the year ended June 30, 2019 as a result of charge-offs totaling $121,000 and $305,000, respectively. For the year ended June 30, 2018, the Company allocated decreased allowance for loan loss provisions to the residential one-to-four family and commercial real estate, due primarily due to decreased historical charge-offs which impacted the quantitative factors.

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2019, June 30, 2019 and 2018:

December 31, 2019
Loan Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$197,547	$1,566	$195,981
Home equity and HELOCs	4,383	308	4,075
Commercial:
Commercial real estate	35,188	317	34,871
Commercial business	11,119	120	10,999
Construction	784	—	784
Consumer:
Medical education	6,097	—	6,097
Other	8	—	8
	$255,126	$2,311	$252,815

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2019
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

June 30, 2018
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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize information in regard to impaired loans by loan portfolio class as of and for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,566	$1,703	$—	$1,704	$—
Home equity and HELOCs	308	308	—	306	—
Commercial:
Commercial real estate	317	317	—	321	11
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	2,191	2,328	—	2,331	11
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	120	121	12	125	4
Construction	—	—	—	—	—
	120	121	12	125	4
	$2,311	$2,449	$12	$2,456	$15

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,725	$1,935	$—	$1,465	$—
Home equity and HELOCs	316	331	—	132	—
Commercial:
Commercial real estate	325	325	—	379	27
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	2,366	2,591	—	1,976	27
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	131	132	13	142	8
Construction	—	—	—	—	—
	131	132	13	142	8
	$2,497	$2,723	$13	$2,118	$35

	June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
One-to-four family	$1,429	$1,592	$—	$1,402	$9
Home equity and HELOCs	105	106	—	140	—
Commercial:
Commercial real estate	398	398	—	441	28
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	1,932	2,096	—	1,983	37

With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	153	154	14	163	9
Construction	—	—	—	—	—
	153	154	14	163	9
	$2,085	$2,250	$14	$2,146	$46

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2019, June 30, 2019 and 2018:

(Dollars in thousands)	December 31, 2019	June 30, 2019	June 30, 2018

Residential:
One-to-four family	$1,686	$1,852	$1,429
Home equity and HELOCs	308	316	105
Commercial:
Commercial real estate	—	—	—
Commercial business	—	—	—
Construction	—	—	—
Consumer:
Medical education	1,710	1,108	—
Other	—	—	—
	$3,704	$3,276	$1,534

 If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $54,000, and $111,000 and $97,000 for the six months ended December 31, 2019, and the years ended June 30, 2019 and 2018, respectively.

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of December 31, 2019, June 30, 2019 and 2018:

	December 31, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$195,861	$—	$1,686	$—	$197,547
Home equity and HELOCs	4,075	—	308	—	4,383
Commercial:
Commercial real estate	34,667	204	317	—	35,188
Commercial business	10,924	—	195	—	11,119
Construction	784	—	—	—	784
Consumer:
Medical education	4,387	—	1,710	—	6,097
Other	8	—	—	—	8
	$250,706	$204	$4,216	$—	$255,126

	June 30, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$199,674	$—	$1,852	$—	$201,526
Home equity and HELOCs	3,842	—	316	—	4,158
Commercial:
Commercial real estate	15,927	208	325	—	16,460
Commercial business	9,503	—	225	—	9,728
Construction	1,981	—	—	—	1,981
Consumer:
Medical education	5,398	—	1,108	—	6,506
Other	3	—	—	—	3
	$236,328	$208	$3,826	$—	$240,362

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2019, June 30, 2019 and 2018:

	December 31, 2019
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$365	$94	$359	$818	$196,729	$197,547	$—
Home equity and HELOCs	—	—	—	—	4,383	4,383	—
Commercial:
Commercial real estate	—	—	—	—	35,188	35,188	—
Commercial business	—	—	—	—	11,119	11,119	—
Construction	—	—	—	—	784	784	—
Consumer:
Medical education	103	53	709	865	5,232	6,097	—
Other	—	—	—	—	8	8	—
	$468	$147	$1,068	$1,683	$253,443	$255,126	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	June 30, 2019
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$321	$179	$1,407	$1,907	$199,619	$201,526	$—
Home equity and HELOCs	—	—	316	316	3,842	4,158	—
Commercial:
Commercial real estate	—	—	—	—	$16,460	16,460	—
Commercial business	—	—	—	—	9,728	9,728	—
Construction	—	—	—	—	1,981	1,981	—
Consumer:
Medical education	534	220	841	1,595	4,911	6,506
Other	—	—	—	—	3	3	—
	$855	$399	$2,564	$3,818	$236,544	$240,362	$—

	June 30, 2018
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$595	$412	$800	$1,807	$180,427	$182,234	$—
Home equity and HELOCs	—	—	105	105	4,816	4,921	—
Commercial:
Commercial real estate	—	—	—	—	10,804	10,804	—
Commercial business	—	—	—	—	4,059	4,059	—
Construction	—	—	—	—	2,907	2,907	—
Consumer:
Medical education	152	62	24	238	6,809	7,047	24
Other	—	—	—	—	31	31	—
	$747	$474	$929	$2,150	$209,853	$212,003	$24

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

At December 31, 2019, June 30, 2019 and 2018, the Bank had two loans identified as TDRs totaling $259,000, $275,000 and $304,000, respectively.  At December 31, 2019, June 30, 2019 and 2018, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2019. No additional loan commitments were outstanding to these borrowers at December 31, 2019, June 30, 2019 and 2018. At December 31, 2019, June 30, 2019 and 2018, there was a specific reserve of $12,000, $13,000, and $14,000, respectively, related to one TDR.

The following table details the Bank’s TDRs at December 31, 2019:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$139	$—	$139
Commercial business	1	120	—	120

Total	2	$259	$—	$259

The following table details the Bank’s TDRs at June 30, 2019:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$144	$—	$144
Commercial business	1	131	—	131

Total	2	$275	$—	$275

The following table details the Bank’s TDRs at June 30, 2018:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$151	$—	$151
Commercial business	1	153	—	153

Total	2	$304	$—	$304

5. Premises and Equipment

Premises and equipment are summarized by major classification at December 31, 2019, June 30, 2019 and 2018 as follows:

(Dollars in thousands)	December 31, 2019	June 30, 2019	June 30, 2018
Land	$334	$334	$334
Land improvements	477	477	477
Office buildings and improvements	712	712	712
Leasehold improvements	1,028	922	706
Furniture and equipment	4,148	3,736	3,193
Total Cost	6,699	6,181	5,422
Accumulated depreciation	(4,198)	(3,927)	(3,549)
	$2,501	$2,254	$1,873

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Depreciation expense for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018 was $271,000, $378,000 and $238,000, respectively.

During the year ended June 30, 2007, the Bank sold the building that housed its corporate offices and one of its branch offices. At the time of settlement, the Bank entered into an operating lease agreement for the branch office portion of the building. The Bank deferred the $486,000 gain on the sale. The deferred gain is being amortized into income by the straight-line method over the term of the operating lease (29 years and 11 months) as a reduction of rental expense. The amount amortized was $16,000 for the year ended June 30, 2019. As part of the adaption ASU No. 2016-02 “Leases” (Topic 842) on July 1, 2019, the Company booked an adjustment of $277,000 to retained earnings to write-off the remaining balance of the deferred gain on sale-leaseback of buildings.

6. Deposits

Deposits at December 31, 2019, June 30, 2019 and 2018 consisted of the following:

(Dollars in thousands)	December 31, 2019	June 30, 2019	June 30, 2018
Demand accounts-interest bearing (1)	$49,377	$53,079	$41,434
Demand accounts-non-interest bearing (1)	103	91	67
Money market deposit accounts	34,744	29,512	30,234
Passbook and statement accounts	25,682	27,655	29,237
Checking accounts	105,565	83,456	90,981
Subtotal - core deposits	215,471	193,793	191,953
Certificates of deposit	68,296	81,337	43,450
Total deposits	$283,767	$275,130	$235,403
(1)During 2018, the Company revamped our product offering and phased out offering NOW accounts to our customers.

At December 31, 2019, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
December 31, 2020	$48,583
December 31, 2021	14,257
December 31, 2022	3,586
December 31, 2023	921
December 31, 2024	644
December 31 2025 and thereafter	305
$68,296

Brokered deposits totaled $22.5 million, $41.0 million and $2.0 million at December 31, 2019, June 30, 2019 and 2018, respectively. Certificates of deposit in denominations of $250,000 or more were $7.9 million, $6.5 million and $6.3 million at December 31, 2019, June 30, 2019 and 2018.

7.  Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table details the Company’s fixed rate advances from the FHLB as of December 31, 2019, June 30, 2019 and 2018:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2019	June 30, 2019	June 30, 2018
07/16/15	07/16/18	Fixed Rate	1.41%	$—	$—	$1,000
04/17/18	07/17/18	Fixed Rate	2.07%	—	—	10,000
11/30/15	11/30/18	Fixed Rate	1.59%	—	—	1,000
06/03/16	06/03/19	Fixed Rate	1.26%	—	—	2,000
07/18/16	07/18/19	Fixed Rate	1.19%	—	1,000	1,000
09/26/17	09/28/20	Fixed Rate	1.88%	3,000	3,000	3,000
11/21/17	11/22/21	Fixed Rate	2.22%	4,000	4,000	4,000
04/30/19	05/02/22	Fixed Rate	2.37%	5,000	5,000	—
05/07/19	05/09/22	Fixed Rate	2.37%	5,000	5,000	—
05/14/19	05/16/22	Fixed Rate	2.29%	5,000	5,000	—
05/21/19	05/21/21	Fixed Rate	2.36%	5,000	5,000	—
				$27,000	$28,000	$22,000

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined available total of the facilities or maximum borrowing capacity (“MBC”) is approximately $131.7 million as of December 31, 2019. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of December 31, 2019, June 30, 2019 and 2018, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $27.0 million, $28.0 million and $22.0 million as of December 31, 2019, June 30, 2019 and 2018, respectively. The Company had $18.0 million outstanding in letters of credit to secure deposits, which reduced the maximum borrowing capacity at December 31, 2019.

The Company also has available lines of credit of $3.0 million with ACBI and a line equal to 95% of fair value of collateral held by the Federal Reserve Bank (“FRB”), which were $1.5 million at December 31, 2019, $1.7 million at June 30, 2019 and $2.0 million at June 30, 2018. The Company has not borrowed against its credit lines with ACBI and FRB for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018.

8. Securities Sold Under Agreement to Repurchase

The Bank has entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations, with a carrying value, including accrued interest, of $3.8 million and $5.7 million at June 30, 2019 and 2018, respectively. The fair value of the underlying collateral was $3.9 million and $ 5.8 million at June 30, 2019 and 2018, respectively. During November 2019, the Company terminated these agreements to repurchase.

The following table details the Company’s overnight repurchase agreements:

	At or For the Six Months Ended December 31,	At or For the Years Ended June 30,	At or For the Years Ended June 30,
	2019	2019	2018
	(Dollars in thousands)
Balance at end of year	$—	$3,789	$5,739
Average balance during year	$2,018	$2,290	$2,179
Maximum outstanding at any month end	$2,586	$4,870	$5,739
Weighted average interest rate at end of year	—	0.19%	0.19%
Weighted average interest rate during year	0.20%	0.17%	0.18%

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

9. Regulatory Capital

Information presented for December 31, 2019, June 30, 2019 and 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2019, the Bank met all the capital adequacy requirements to which they were subject. In June 2019, the Company infused $3.0 million to the Bank as Tier 1 capital. At December 31, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since December 31, 2019 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total risk-based capital (to risk-weighted assets)	$31,203	14.7%	$16,981	> 8.0%	$21,227	> 10.0%
Tier 1 capital (to risk-weighted assets)	29,766	14.0	>12,736	>6.0	>16,981	>8.0
Tier 1 capital (to average assets)	29,766	8.5	>13,981	>4.0	>17,476	>5.0
Tier 1 common equity (to risk-weighted assets)	29,766	14.0	>9,552	>4.5	>13,797	>6.5

As of June 30, 2019
Total risk-based capital (to risk-weighted assets)	$30,000	15.9%	$15,060	> 8.0%	$18,825	> 10.0%
Tier 1 capital (to risk-weighted assets)	28,818	15.3	>11,295	>6.0	>15,060	>8.0
Tier 1 capital (to average assets)	28,818	9.3	>12,455	>4.0	>15,569	>5.0
Tier 1 common equity (to risk-weighted assets)	28,818	15.3	>8,471	>4.5	>12,236	>6.5

As of June 30, 2018
Total risk-based capital (to risk-weighted assets)	$25,050	15.6%	$12,874	> 8.0%	$16,092	> 10.0%
Tier 1 capital (to risk-weighted assets)	24,179	15.0	>9,655	>6.0	>12,874	>8.0
Tier 1 capital (to average assets)	24,179	8.8	>11,031	>4.0	>13,789	>5.0
Tier 1 common equity (to risk-weighted assets)	24,179	15.0	>7,241	>4.5	>10,460	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of December 31, 2019, June 30, 2019 and 2018, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements.  As of December 31, 2019, the Bank is required to maintain a capital conservation buffer of 2.50%.  At December 31, 2019, the Bank met the regulatory minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

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

10. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the six months ended December 31, 2019 and for the years ended June 30, 2019 and 2018. The following table summarizes the amounts recorded in the Company’s consolidated statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2019, June 30, 2019 and 2018 (dollars in thousands):

December 31, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$810	$25,059
Forward loan sales commitments	Mortgage banking derivatives	389	11,036
TBA securities	Mortgage banking derivatives	5	3,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$25	$3,820
Forward loan sales commitments	Other liabilities	45	10,595
TBA securities	Other liabilities	56	24,500

June 30, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$1,100	$36,969
Forward loan sales commitments	Mortgage banking derivatives	579	13,994
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$54	$8,120
Forward loan sales commitments	Other liabilities	24	4,800
TBA securities	Other liabilities	124	34,250

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the six months ended December 31, 2019 and for the years ended June 30, 2019 and 2018 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	For six months ended December 31, 2019	For the year ended June 30, 2019	For the year ended June 30, 2018
IRLCs	(Loss) gain from derivative instruments	$(261)	$460	$(181)
Forward loan sales commitments	(Loss) gain from derivative instruments	(211)	384	29
TBA securities	Gain (loss) from derivative instruments	73	(46)	(106)
	Total (loss) gain from derivative instruments	$(399)	$798	$(258)

11. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2019 and June 30, 2019, there were 218,000 stock options outstanding and 87,000 restricted stock awards outstanding of which 30,080 and 11,680 of the stock options and restricted stock awards were vested and exercisable at December 31, 2019 and June 30, 2019. The 218,000 stock options outstanding and 69,089 restricted stock awards outstanding were not included in the computation of diluted net income per share for the six months ended December 31, 2019 as their effect would have been anti-dilutive. The 218,000 stock options outstanding and 65,319 restricted stock awards outstanding were not included in the computation of diluted net income per share for the year ended June 30, 2019 as their effect would have been anti-dilutive. At June 30, 2018, there were 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at June 30, 2018. The 198,000 stock options outstanding were not included in the computation of the diluted net income per share for the year ended June 30, 2018 as their effect would have been antidilutive.

The calculation of EPS for the six months ended December 31, 2019 and for the years ended June 30, 2019 and 2018 is as follows (dollars in thousands, except per share data):

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	For the Six Months Ended December 31	For the Year Ended June 30

	2019	2019	2018
Net income (basic and diluted)	$540	$879	$770

Weighted average number of shares issued	2,269,125	2,258,824	2,185,711
Less weighted average number of treasury shares	(208)	(10)	—
Less weighted average number of unearned ESOP shares awards	(150,231)	(156,790)	(165,519)
Less weighted average number of unvested restricted stock awards	(71,725)	(70,906)	(3,586)
Basic weighted average shares outstanding	2,046,961	2,031,118	2,016,606
Add dilutive effect of restricted stock awards	—	225	1,795
Diluted weighted average shares outstanding	2,046,961	2,031,343	2,018,401

Net income per share
Basic	$0.26	$0.43	$0.38
Diluted	$0.26	$0.43	$0.38

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents the components of the ESOP Shares at December 31, 2019 and June 30, 2019 and 2018:

	December 31, 2019	June 30, 2019	June 30, 2018
Allocated shares	26,185	17,457	8,729
Committed shares	—	4,364	4,364
Unreleased shares	148,385	152,749	161,477
Total ESOP shares	174,570	174,570	174,570

Fair value of unreleased shares (in thousands)	$2,523	$2,369	$2,458

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. The Company made no contributions to the Plan during the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018, respectively.

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

During the year ended June 30, 2019, 4,000 shares of employee restricted stock awards were granted and 10,000 shares of employee incentive stock options were granted to new employees under the 2018 Equity Incentive Plan. In addition, 20,000 non-qualified stock options and 10,000 shares of restricted stock awards were granted to outside directors under the 2018 Equity Incentive Plan during the year ended June 30, 2019.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2019, there were 497 shares available for future awards under this plan, which includes 285 shares available for restricted stock awards.

Stock option expense was $31,000 for the six months ended December 31, 2019 and $56,000 for the year ended June 30, 2019. The Company did not record any stock option expense for the year ended June 30, 2018. At December 31, 2019, total unrecognized compensation cost related to stock options was $338,000.

A summary of the Company’s stock option activity and related information for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018 was as follows:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2019
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1, 2019	218,000	$14.92	9.1	$61,040
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2019	218,000	$14.92	8.6	$452,400
Exercisable, December 31, 2019	30,080	$14.80	8.5	$66,176

	June 30, 2019
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1, 2018	198,000	$14.80	10.0	$3,960
Granted	30,000	15.71	9.9	—
Exercised	—	—	—	—
Forfeited	(10,000)	14.80	—	—
Outstanding, June 30, 2019	218,000	$14.92	9.1	$61,040
Exercisable, June 30, 2019	30,080	$14.80	9.0	$8,422

	June 30, 2018
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1, 2017	—	$—	—	$—
Granted	198,000	14.80	10.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2018	198,000	$14.80	10.0	$3,960
Exercisable, June 30, 2018	—	$14.80	—	$3,960

The fair value of each option grant during the year ended June 30, 2019 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended June 30
	2019	2018
Dividend yield	3.14%-3.26%	3.38%
Expected life	10 years	10 years
Expected volatility	19.68%-24.07%	15.12%
Risk-free interest rate	1.96%-2.56%	2.95%
Weighted average grant date fair value	$2.39-$2.98	$1.81

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Restricted stock expense for the six months ended December 31, 2019 was $92,000 and for the year ended June 30, 2019 was $177,000. The Company did not record restricted stock expense for the year ended June 30, 2018. At December 31, 2019, the expected future compensation expense relating to non-vested stock outstanding was $1.0 million.

A summary of the Company’s restricted stock activity and related information for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, July 1, 2017	—	$—
Granted	77,000	14.80
Vested	—	—
Forfeited	—	—
Non-vested, June 30, 2018	77,000	$14.80
Granted	14,000	15.72
Vested	(11,680)	14.80
Forfeited	(4,000)	14.80
Non-vested at June 30, 2019	75,320	$14.97
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2019	75,320	$14.97

13. Income Taxes

The table below summarizes the income tax expense for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018:

	For the six months ended	For the years ended June 30,
(Dollars in thousands)	December 31, 2019	2019	2018
Current:
Federal	$105	$(184)	$248
State	55	41	71
	160	(143)	319
Deferred:
Change in corporate tax rate	—	—	(27)
Federal	23	337	(48)
State	—	—	—
	23	337	(75)
Total income tax expense	$183	$194	$244

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The expense (benefit) for income taxes for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018 differed from the federal income tax statutory rate due to the following:

	For the six months ended		For the years ended June 30,
	December 31, 2019		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$152	21.0%	$222	21.0%	$279	27.5%
State tax net of federal benefit	44	6.0%	32	3.1%	51	5.1%
Bank-owned life insurance	(17)	-2.3%	(33)	-3.2%	(43)	-4.2%
Tax-exempt interest	(17)	-2.3%	(58)	-5.5%	(73)	-7.2%
Change in tax rate	—	—	—	—	27	2.6%
Other, net	21	2.9%	31	2.7%	3	0.3%

	$183	25.3%	$194	18.1%	$244	24.1%

Included in the expense for income taxes for the year ended June 30, 2018 was additional income tax benefit of $27,000 related to the re-measurement of the net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset and liabilities at the periods shown consisted of the following:

(Dollars in thousands)	December 31, 2019	June 30, 2019	June 30, 2018
Deferred tax assets:
Allowance for loan losses	$302	$248	$183
Non-accrual interest	11	15	11
Deferred income	—	60	62
Accrued expenses	70	13	29
Capitalized expenses	—	—	4
Stock-based compensation	24	39	—
Unrealized loss on securities	8	—	271
Minimum tax credit carryover	—	53	170
Other	19	—	—
Gross deferred tax assets	$434	$428	$730

Deferred tax liabilities:
Depreciation	$124	$52	$2
Unrealized gain on securities	—	30	—
Fair value adjustment of IRLC, TBA securities
and forward loan sales commitments	226	310	143
Gain on fair value of loans	181	148	59

Gross deferred tax liabilities	531	540	204

Net deferred tax (liabilities) asset	$(97)	$(112)	$526

The Company has Alternative Minimum Tax (“AMT”) credits of $0, $53,000  and $170,000 as of December 31, 2019, June 30, 2019 and 2018, respectively, which will be 100% refunded by the 2021 tax year. AMT credit carryforwards were not impacted by the change in statutory tax rate by the Tax Act, as they are treated as payments on future federal income taxes due and are not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Retained earnings included $1.7 million at December 31, 2019, June 30, 2019 and 2018, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Assets measured at fair value on a recurring basis at December 31, 2019, June 30, 2019 and 2018 are summarized below:

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$436	$—	$436
Corporate notes	—	2,510	3,059	5,569
Collateralized mortgage obligations - agency residential	—	6,464	—	6,464
Mortgage-backed securities - agency residential	—	4,063	—	4,063
Municipal securities	—	2,117	—	2,117
Bank CDs	—	2,507	—	2,507
Loans held for sale	—	37,876	—	37,876
Forward loan sales commitments	—	389	—	389
TBA securities	—	5	—	5
Interest rate lock commitments	—	—	810	810

	$—	$56,367	$3,869	$60,236

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$477	$—	$477
Corporate notes	—	3,954	3,030	6,984
Collateralized mortgage obligations - agency residential	—	8,726	—	8,726
Mortgage-backed securities - agency residential	—	3,444	—	3,444
Municipal securities	—	12,120	—	12,120
Bank CDs	—	3,485	—	3,485
Loans held for sale	—	33,748	—	33,748
Forward loan sales commitments	—	579	—	579
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	1,100	1,100

	$—	$66,533	$4,130	$70,663

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$967	$—	$967
Corporate notes	—	5,214	494	5,708
Collateralized mortgage obligations - agency residential	—	13,794	—	13,794
Mortgage-backed securities - agency residential	—	3,778	—	3,778
Municipal securities	—	1,680	—	1,680
Bank CDs	—	4,920	—	4,920
Loans held for sale	—	13,558	—	13,558
Forward loan sales commitments	—	175	—	175
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	642	642
	$—	$44,086	$1,136	$45,222

Liabilities measured at fair value on a recurring basis at December 31, 2019, June 30, 2019 and 2018 are summarized below.

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$45	$—	$45
TBA securities	—	56	—	56
Interest rate lock commitments	—	—	25	25

	$—	$101	$25	$126

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$24	$—	$24
TBA securities	—	124	—	124
Interest rate lock commitments	—	—	54	54
	$—	$148	$54	$202

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$4	$—	$4
TBA securities	—	78	—	78
Interest rate lock commitments	—	—	56	56
	$—	$82	$56	$138

There were no assets measured at fair value on a nonrecurring basis at December 31, 2019, June 30, 2019 and 2018.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at December 31, 2019, June 30, 2019 and 2018 (in thousands):

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,625	$20,625	$20,625	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	255,032	254,884	—	—	254,884
Bank-owned life insurance	6,255	6,255	6,255	—	—
Restricted investment in bank stock	1,552	1,552	1,552	—	—
Accrued interest receivable	967	967	967	—	—
Liabilities:
Deposits	$283,767	$284,055	$215,471	$68,584	$—
Advances from the FHLB	27,000	27,333	—	27,333	—
Advances from borrowers for taxes and insurance	2,138	2,138	2,138	—	—
Accrued interest payable	305	305	305	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

(1) In accordance with the prospective adoption of ASU No.2016-01, the fair value of the loans as of December 31, 2019 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,234	$20,234	$20,234	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	240,786	241,012	—	—	241,012
Bank-owned life insurance	6,175	6,175	6,175	—	—
Restricted investment in bank stock	1,662	1,662	1,662	—	—
Accrued interest receivable	1,111	1,111	1,111	—	—
Liabilities:
Deposits	$275,130	$275,297	$193,793	$81,504	$—
Advances from the FHLB	28,000	28,169	—	28,169	—
Advances from borrowers for taxes and insurance	2,600	2,600	2,600	—	—
Securities sold under agreements to repurchase	3,789	3,789	3,789	—	—
Accrued interest payable	219	219	219	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

1) In accordance with the prospective adoption of ASU No.2016-01, the fair value of the loans as of June 30, 2019 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the six months ended December 31, 2019.  During June 2019, the Company transferred corporate note securities, amortized cost of $2.5 million, to the available-for-sale portfolio from the held-to-maturity portfolio. There was no change of the Level 3 valuation when the corporate securities were transferred. During 2018, a Bank CD was transferred out of Level 3 as the bank determined there were the significant observable inputs to classify the Bank CD sufficiently observable. Therefore, at June 30, 2018, the Bank CD was transferred into a Level 2 valuation.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2019, June 30, 2019 and 2018:

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2019	$3,030	$1,100	$(54)
Total gains (unrealized):
Included in other comprehensive income	29	—	—
Total (loss) gains included in earnings and held at reporting date	—	(290)	29
Purchases, sales and settlements	—	—	—
Transfers into Level 3		—	—
Ending Balance: December 31, 2019	$3,059	$810	$(25)

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2018	$494	$642	$(56)
Total gains (unrealized):
Included in other comprehensive income	36	—	—
Total gains included in earnings and held at reporting date	—	458	2
Purchases, sales and settlements	—	—	—
Transfers into Level 3	2,500	—	—
Ending Balance: June 30, 2019	$3,030	$1,100	$(54)

	Level 3
	Bank CDS	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2017	$243	$968	$786	$(19)
Total losses (unrealized):
Included in other comprehensive income	—	25	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1	(144)	(37)
Purchases, sales and settlements	—	(500)	—	—
Transfers (out) of Level 3	(243)	—	—	—
Ending Balance: June 30, 2018	$—	$494	$642	$(56)

The estimated fair values using an exit price notion of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at December 31, 2019, June 30, 2019 and 2018:

Cash and Cash Equivalents

These short-term assets are valued at their face value, which approximate fair value.

Investments (Available-for- Sale)

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of December 31, 2019, June 30, 2019 and 2018 (dollars in thousands):

Loans held for sale
	Carrying Amount	Aggregated Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2019	$37,876	$37,013	$863
June 30, 2019	$33,748	$33,045	$703
June 30, 2018	$13,558	$13,279	$279

The Company did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2019, June 30, 2019 and 2018.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Company. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included as a Level III measurement. At December 31, 2019 and June 30, 2019, the fair value of the collateral exceeded the carrying amount of the loan; therefore, there are no impaired loans currently being carried at its fair value.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

15. Changes in and Reclassification out of Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	December 31, 2019	June 30, 2019	June 30, 2018
Balance at beginning period	$70	$(648)	$(111)
Unrealized holding losses on available-for-sale
securities before reclassification	61	724	(459)
Amount reclassified for investment
securities gains included in net income	(149)	(6)	(27)
Net current-period other comprehensive (loss) income	(88)	718	(486)
Reclassification of certain income tax effects
from accumulated other comprehensive income	—	—	(51)
Balance at ending period	$(18)	$70	$(648)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.5%, 28.9% and 29.5% for the six months ended December 31, 2019 and the year end June 30, 2019 and 2018.

	For the Six Months Ended	For the Year Ended
	December 31, 2019	June 30, 2019	June 30, 2018
(Dollars in thousands)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Affected line item in the Consolidated Statement of Income
Net unrealized gain on available-for securities (1)	$211	$8	$35	Gain on sale of investment securities, net
	(62)	(2)	(8)	Income Tax Expense
	$149	$6	$27

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, see Note 2, “Investment securities.”
(2)	Amounts in parenthesis indicate debits.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In the opinion of management, market risk (interest rate changes) associated with these instruments is nominal.

Open mortgage loan commitments granted to loan applicants at December 31, 2019, June 30, 2019 and 2018 are $27.9 million, $34.8 million and $35.1 million, respectively. Open commercial loan commitments granted to loan applicants at December 31, 2019, June 30, 2019 and 2018 are $7.5 million, $1.4 million and $50,000, respectively.

At December 31, 2019, June 30, 2019 and 2018, the Company had forward loan sales commitments amounting to $25.1 million, $37.0 million and $20.6 million, respectively. The Company had mandatory TBAs amounting to $28.0 million, $34.3 million and $17.8 million at December 31, 2019, June 30, 2019 and 2018, respectively.

The undisbursed portion of open-ended HELOCs at December 31, 2019, June 30, 2019 and 2018 is $7.8 million, $7.7 million and $7.7 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at December 31, 2019, June 30, 2019 and 2018 are $8.1 million, $5.0 million and $3.6 million, respectively. At December 31, 2019, there was an open commercial letter of credit of $50,000.

There was $18.0 million outstanding performance standby letters of credit at December 31, 2019. There were no outstanding performance standby letters of credit at June 30, 2019 and 2018.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was a $54,000 and $13,000 provision for losses from repurchases as of December 31, 2019 and June 30, 2019 and no provision for losses from repurchase as of June 30, 2018. During June 30, 2018, we incurred losses of $270,000 for three indemnity agreements executed with the HUD.

Residential mortgage loans serviced for others at December 31, 2019, June 30, 2019 and 2018 are $3.4 million and $3.5 million and $4.1 million, respectively.

The Company is required to maintain certain average reserve balances as established by the FRB. The amounts of this reserve balance for the reserve computation period, which included December 31, 2019, June 30, 2019 and 2018, were $3.2 million, $1.6 million and $1.3 million, respectively, which were satisfied through the restriction of vault cash held at the Company’s branches. No additional reserves were required to be maintained at the FRB of Philadelphia in excess of the required $25,000 clearing balance requirement.

17.  Concentrations

At December 31, 2019, June 30, 2019 and 2018, the Company’s lending activities are primarily concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties as well as lending activities in Delaware. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Mortgage loans held for sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
December 31, 2019	3	66%
June 30, 2019	3	71%
June 30, 2018	3	68%

18. Related Party

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at December 31, 2019, June 30, 2019 and 2018 was $1.5 million and $4.8 million and $3.7 million, respectively. Originations to related parties and repayments from related parties during the six months ended December 31, 2019 were $436,000 and $3.8 million, respectively. During the year ended June 30, 2019, originations to related parties and repayments from related parties were $3,704,000 million and $2,961,000 million, respectively. During the year ended June 30, 2018, originations to and repayments from related parties were $2,806,000 and $4,844,000, respectively.  During the year ended June 30, 2019, there were new related party loans added resulting in the addition of $339,000 to the outstanding balance.

The Company held deposits of approximately $10.5 million, $5.8 million and $13.7 million for related parties at December 31, 2019, June 30, 2019 and 2018, respectively.

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $17.5 million, $32.5 million and $57.2 million at December 31, 2019, June 30, 2019 and 2018 for which we received approximately $19,000 for the six months ended December 31, 2019, $46,000 and $321,000 in fees for customer services which is included in the years ended June 30, 2019 and 2018, respectively.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement terminated on December 31, 2019. The Company has paid $15,000, $60,000 and $25,000 in consulting fees to the director for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018, respectively.

19. Revenue Recognition

On July 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The following is a discussion of key revenues of fees for customer services that are within the scope of the revenue guidance:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Under ASC Topic 606, management determined that the revenue emanating from interest and dividend income on loans and investments is not within scope of this topic. In addition, certain noninterest income streams such as income from bank owned life insurance, sales of investment securities, mortgage banking activities, and certain items within other income are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such deposit related fees, interchange fees, and fees income received in exchange for customer’s deposits sourced with a deposit placement network. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.

The following table presents noninterest income for the six months ended December 31, 2019 and for the year ended June 30, 2019 and 2018:

(Dollars in thousands)	Six Months Ended December 31,	Year Ended June 30,
Non-Interest Income	2019	2019	2018
In-scope of Topic 606:
Fee income	$21	$48	$488
Insufficient fund fees	27	60	65
Other service charges	39	60	74
ATM interchange fee income	4	7	7
Other income	1	4	3
Total Non-Interest Income (in-scope of Topic 606)	$92	$179	$637

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$80	$159	$154
Gain on sale of loans, net	3,616	2,789	3,467
Gain on sale of available-for-sale securities	211	8	35
(Loss) gain from derivative instruments	(399)	798	(258)
Change in fair value for loans held-for-sale	160	424	30
Other	13	7	11
Total Non-Interest Income (out-scope of Topic 606)	$3,681	$4,185	$3,439
Total Non-Interest Income (in-scope of Topic 606)	92	179	637
Total Non-Interest Income	$3,773	$4,364	$4,076

20. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Upon adoption of ASC Topic 842, Leases, on July 1, 2019, the Company recorded an asset of $2.1 million and a corresponding liability in the amount of $2.1 million, included in other assets and other liabilities on the consolidated statement of financial condition. The Company recorded an additional asset of $4.0 million and a corresponding liability in the amount of $4.0 million during the six months ended December 31, 2019 for three new lease agreements. In addition, as part of the adoption of Topic 842 on July 1, 2019, the Company booked an adjustment of $277,000 to retained earnings to derecognize the balance of the deferred gain on sale-leaseback of buildings. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases. The Company has no unamortized initial direct costs related to the establishment of these lease agreements as of July 1, 2019.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

		December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use asset	$5,979
Total Lease Right-of-Use Assets		$5,979

		December 31, 2019
Lease Liabilities	Classification
Operating lease liabilities	Operating Lease liabilities	$6,023
Total Lease Liabilities		$6,023

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

December 31, 2019
Weighted-average remaining lease term
Operating leases	12.7 years
Weighted-average discount rate
Operating leases	2.34%

Lease expenses for the years ended June 30, 2019 and 2018 were $487,000 and $464,000, respectively.

The following table represents lease costs:

(dollars in thousands)	For the six months ended December 31, 2019
Operating lease cost	$198
Short-term lease cost	86
Total	$284

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

(dollars in thousands)	Operating Leases
Twelve Months Ended:
12/31/2020	$440
12/31/2021	632
12/31/2022	583
12/31/2023	594
12/31/2024	596
2025 and thereafter	4,164
Total Future Minimum Lease Payments	7,009
Amounts Representing Interest	(986)
Present Value of Net Future Minimum Lease Payments	$6,023

21. Condensed Financial Information - Parent Company Only

Condensed financial statements of HV Bancorp, Inc. are as follows (in thousands):

Condensed Statement of Financial Condition
(dollars in thousands)

	December 31,2019	June 30, 2019	June 30, 2018
Assets

Cash and due from banks	$185	$81	$172
Interest-bearing deposits with banks	1,102	344	550
Cash and cash equivalents	1,287	425	722
Investment securities available-for-sale, at fair value	2,046	2,744	4,766
Investment securities held-to-maturity	—	—	1,000
Equity securities	500	500	—
Loan to ESOP	2,181	2,220	2,299
Premises and equipment, net	—	2	6
Accrued interest receivable	16	18	34
Prepaid federal income taxes	62	60	55
Deferred income taxes, net	—	—	23
Prepaid expenses	—	27	26
Investment in Subsidiary	27,552	26,661	21,791
Other assets	1	100	92

Total Assets	$33,645	$32,757	$30,814

Liabilities and Shareholders' Equity

Liabilities
Deferred income taxes, net	$6	$3	$—
Other liabilities	40	74	93
Shareholders' equity	33,599	32,680	30,721

Total Liabilities and Shareholders' Equity	$33,645	$32,757	$30,814

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Operations
(Dollars in thousands, except per share data)
	For the six months ended December 31,	For the year ended June 30,
	2019	2019	2018
Interest Income
Interest and dividends on investments:
Taxable	$35	$97	$103
Interest on mortgage-backed securities and collateralized mortgage obligations	12	68	76
Interest on interest-bearing deposits	—	—	10
Interest from ESOP Loan	63	115	96
Total Interest Income	110	280	285
Non-Interest Income
Gain on sale of available-for-sale securities, net	—	1	—
Total Non-Interest Income	—	1	—
Non-Interest Expense
Occupancy	2	4	4
Professional fees	54	176	200
Other expenses	63	131	188
Total Non-Interest Expense	119	311	392
Loss before income taxes	(9)	(30)	(107)
Income Tax Benefit	(2)	(5)	(28)
Loss before equity in undistributed net earnings of subsidiary	(7)	(25)	(79)
Equity in undistributed net earnings of subsidiary	547	904	849
Net Income	$540	$879	$770

Other comprehensive (loss) gain, net of tax
Unrealized gain (loss) on available-for-sale securities (pre-tax $85, $1,027 and ($696)	$61	$724	$(459)
Reclassification adjustment for gains included in income (pre-tax ($211), ($8) and ($35), respectively	(149)	(6)	(27)
Other comprehensive (loss) income	(88)	718	(486)
Comprehensive Income	$452	$1,597	$284

Net Income per share:
Basic	$0.26	$0.43	$0.38
Diluted	$0.26	$0.43	$0.38

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Cash Flows
(dollars in thousands)
	For the six months ended December 31,	For the years ended June 30,
	2019	2019	2018
Cash Flows from Operating Activities
Net income	$540	$879	$770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net earnings of subsidiary	(547)	(904)	(849)
Depreciation	2	4	3
Net amortization of securities premiums and discounts	2	11	15
Gain on sale of available-for-sale securities, net	—	(1)	—
Deferred income tax expense	—	—	8
Decrease (increase) in:
Accrued interest receivable	2	16	3
Prepaid federal income taxes	(2)	(5)	(37)
Prepaid and other assets	126	(9)	(8)
(Increase) decrease in:
Other liabilities	(34)	(19)	17

Net cash provided by (used in) operating activities	89	(28)	(78)

Cash Flows from Investing Activities
ESOP repayment	67	132	87
Activity in available-for-sale securities:
Proceeds from sales	—	2,284	—
Maturities and repayments	706	818	585
Purchases	—	—	(504)
Purchase of Equity securities	—	(500)	—
Investment in Subsidiary	—	(3,000)	—

Net cash provided by (used in) investing activities	773	(266)	168

Cash Flows from Financing Activities
Cash dividend paid to shareholders	—	—	(1,091)
Purchase of treasury stock	—	(3)	—
Net cash used in financing activities	—	(3)	(1,091)

Increase (Decrease) in Cash and Cash Equivalents	$862	$(297)	$(1,001)

Cash and Cash Equivalents, beginning of year	$425	$722	$1,723

Cash and Cash Equivalents, end of year	$1,287	$425	$722

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

22. Consolidated Summary of Quarterly Earnings (Unaudited)

The following table presents summarized quarterly data for the six months ended December 31, 2019 and for the years ended June 30, 2019 and 2018:

	For the six months ended December 31, 2019
(Dollars in thousands)	1st Qtr.	2nd Qtr.
Total Interest Income	$3,111	$3,151
Total Interest Expense	1,036	1,062
Net Interest Income	2,075	2,089
Provision for Loan Losses	244	38
Total Non-Interest Income	2,205	1,568
Total Non-Interest Expense	3,602	3,330
Income before income taxes	434	289
Income tax expense (benefit)	101	82
Net income	333	207
Basic earnings per share	0.16	0.10
Diluted earnings per share	0.16	0.10

	For the year end June 30, 2019
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$2,651	$2,744	$2,728	$2,859
Total Interest Expense	614	740	735	838
Net Interest Income	2,037	2,004	1,993	2,021
Provision for Loan Losses	59	24	241	287
Total Non-Interest Income	758	676	986	1,944
Total Non-Interest Expense	2,378	2,513	2,700	3,144
Income before income taxes	358	143	38	534
Income tax expense (benefit)	88	4	(24)	126
Net income	270	139	62	408
Basic earnings per share	0.13	0.07	0.03	0.20
Diluted earnings per share	0.13	0.07	0.03	0.20
	For the year end June 30, 2018
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total Interest Income	$1,744	$1,864	$2,026	$2,350
Total Interest Expense	247	277	304	523
Net Interest Income	1,497	1,587	1,722	1,827
Provision (Credit) for Loan Losses	(1)	80	76	111
Total Non-Interest Income	1,005	923	1,055	1,093
Total Non-Interest Expense	2,179	2,157	2,555	2,538
Income before income taxes	324	273	146	271
Income tax expense (benefit)	88	94	14	48
Net income	236	179	132	223
Basic earnings per share (1)	0.11	0.08	0.07	0.11
Diluted earnings per share (1)	0.11	0.08	0.07	0.11
(1)	Earnings per share is computed independently for each period. The sum of the individual quarters may not equal the annual earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

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

There were no changes made in our internal control over financial reporting during the Company’s quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” and “Voting Securities and Principal Holders” sections of the Company’s 2020 Proxy Statement is incorporated herein by reference.

(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about HV Bancorp’s equity plan as of December 31, 2019.

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

(1)As of December 31, 2019, 87,000 shares of restricted stock awards had been granted under the HV Bancorp 2018 Equity Incentive plan (the "2018 Equity Incentive Plan") with 285 shares of restricted stock awards, remaining available for future issuance under the 2018 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2020 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition - at December 31, 2019, June 30, 2019 and 2018
(C)	Consolidated Statements of Income - Six Month Ended December 31, 2019 and Years ended June 30, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income – Six Month Ended December 31, 2019 and Years ended June 30, 2019 and 2018
(E)	Consolidated Statements of Cash Flows – Six Month Ended December 31, 2019 and Years ended June 30, 2019 and 2018
(F)	Consolidated Statements of Changes in Shareholders’ Equity– Six Month Ended December 31, 2019 and Years ended June 30, 2019 and 2018
(G)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of HV Bancorp, Inc. (1)

3.2	Bylaws of HV Bancorp, Inc. (2)

4	Form of Common Stock Certificate of HV Bancorp, Inc. (3)

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (4)

10.2	Employment Agreement between Huntingdon Valley Bank and Joseph C. O'Neill, Jr. (5)

10.3	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

10.4	HV Bancorp, Inc. 2018 Equity Plan (8)

10.5	Form of Restricted Stock Award Agreement (9)

10.6	Form of Incentive Stock Option Award Agreement (10)

10.7	Form of Non-Qualified Stock Option Award Agreement (11)

10.8	Consulting Agreement (13)

16.1	Letter Regarding Change in Certifying Accountants (12)

21	Subsidiaries of Registrant (7)

23.1	Consent of S.R. Snodgrass, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101

Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (ii) the Consolidated Statements of Income for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and June 30, 2019,  (v) the Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements

(1)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

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

124

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

HV BANCORP, INC.

Date: March 27, 2020	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2020
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 27, 2020
Joseph C. O’Neill, Jr.

/s/ Carl Hj. Asplundh III	Director	March 27, 2020
Carl Hj. Asplundh III

/s/ John D. Behm	Director	March 27, 2020
John D. Behm

/s/ Scott W. Froggatt	Director	March 27, 2020
Scott W. Froggatt

/s/ Joseph F. Kelly	Director	March 27, 2020
Joseph F. Kelly

/s/ Robert J. Marino	Director	March 27, 2020
Robert J. Marino

