Form 10-Q
period 2020-03-31
HV Bancorp, Inc.
filed 2020-05-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2020, there were 2,240,613 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019 (Dollars in thousands, except share and per share data)

	At March 31,	At December 31,
	2020	2019
Assets
Cash and due from banks	$2,025	$1,473
Interest-earning deposits with banks	14,492	19,152
Federal funds sold	3,998	—
Cash and cash equivalents	20,515	20,625
Investment securities available-for-sale, at fair value	23,200	21,156
Equity securities	500	500
Loans held for sale, at fair value	37,368	37,876
Loans receivable, net of allowance for loan losses of $1,549 at March 31, 2020 and $1,437 at December 31, 2019	252,704	255,032
Bank-owned life insurance	6,293	6,255
Restricted investment in bank stock	1,751	1,552
Premises and equipment, net	2,618	2,501
Operating lease right-of-use assets	6,187	5,979
Accrued interest receivable	1,112	967
Mortgage banking derivatives	2,236	1,204
Other assets	1,102	939
Total Assets	$355,586	$354,586

Liabilities and Shareholders' Equity

Liabilities
Deposits	$278,185	$283,767
Advances from the Federal Home Loan Bank	32,000	27,000
Operating lease liabilities	6,296	6,023
Advances from borrowers for taxes and insurance	1,936	2,138
Deferred income taxes, net	317	97
Other liabilities	3,039	1,962
Total Liabilities	321,773	320,987

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,270,725 and 2,269,125 shares issued as of March 31, 2020 and December 31, 2019, respectively; 2,259,052 and 2,268,917 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	23	23
Treasury Stock, at cost (11,673 shares at March 31, 2020 and 208 shares December 31, 2019)	(148)	(3)
Additional paid-in capital	20,831	20,740
Retained earnings	15,122	14,973
Accumulated other comprehensive income (loss)	71	(18)
Unearned Employee Stock Option Plan	(2,086)	(2,116)
Total Shareholders' Equity	33,813	33,599
Total Liabilities and Shareholders' Equity	$355,586	$354,586

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2020 and 2019; (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Interest Income
Interest and fees on loans	$2,776	$2,330
Interest and dividends on investments:
Taxable	96	109
Nontaxable	11	72
Interest on mortgage-backed securities and collateralized mortgage obligations	53	102
Interest on interest-earning deposits and federal funds sold	90	115
Total Interest Income	3,026	2,728
Interest Expense
Interest on deposits	777	689
Interest on advances from the Federal Home Loan Bank	156	45
Interest on securities sold under agreements to repurchase	—	1
Total Interest Expense	933	735
Net interest income	2,093	1,993
Provision for Loan Losses	111	241
Net interest income after provision for loan losses	1,982	1,752
Non-Interest Income
Fees for customer services	39	30
Increase in cash surrender value of bank-owned life insurance	38	39
Gain on sale of loans, net	1,629	890
Gain on sale of available-for-sale securities, net	—	4
Gain from derivative instruments, net	384	395
Change in fair value of loans held-for-sale	6	(376)
Other	48	4
Total Non-Interest Income	2,144	986
Non-Interest Expense
Salaries and employee benefits	2,413	1,591
Occupancy	433	322
Federal deposit insurance premiums	57	62
Data processing related operations	229	189
Professional fees	191	132
Other expenses	606	404
Total Non-Interest Expense	3,929	2,700
Income before income taxes	197	38
Income Tax Expense (Benefit)	48	(24)
Net Income	$149	$62
Net Income per share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019 (Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Comprehensive Income, Net of Taxes
Net Income	$149	$62
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities (pre-tax $127 and $352, respectively)	89	249
Reclassification for gains included in income (pre-tax ($0) and $4,respectively) (1)	—	3
Other comprehensive income	89	246
Comprehensive Income	$238	$308

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019 (Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2020	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	5	—	—	30	35
Treasury stock purchases	(11,465)	—	(145)	—	—	—	—	(145)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	47	—	—	—	47
Net income	—	—	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	—	89	—	89
Balance, March 31, 2020	2,259,052	$23	$(148)	$20,831	$15,122	$71	$(2,086)	$33,813

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2019	2,255,125	$23	$—	$20,487	$13,686	$(548)	$(2,237)	$31,411
ESOP shares committed to be released	—	—	—	2	—	—	29	31
Stock option expense	—	—	—	14	—	—	—	14
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	62	—	—	62
Other comprehensive income	—	—	—	—	—	246	—	246
Restricted stock awards	4,000	—	—	—	—	—	—	—
Balance, March 31, 2019	2,259,125	$23	$—	$20,548	$13,748	$(302)	$(2,208)	$31,809

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Months Ended March 31,	2020	2019
Cash Flows from Operating Activities
Net income	$149	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139	98
Amortization of net deferred loan costs	121	57
Amortization of net securities premiums	17	27
Amortization of operating lease right-of-use Assets	132	—
Gain on sale of available-for-sale securities, net	—	(4)
Gain from derivative instruments, net	(384)	(395)
Provision for loan losses	111	241
Deferred income taxes	182	93
Accretion of deferred gain on sale-leaseback transaction	—	(3)
Earnings on bank owned life insurance	(38)	(39)
Stock based compensation expense	62	59
ESOP compensation expense	35	31
Loans held for sale:
Originations, net of prepayments	(77,226)	(17,106)
Proceeds from sales	79,369	28,474
Gain on sales	(1,629)	(890)
Change in fair value of loans held for sale	(6)	376
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(145)	(53)
Other assets	(163)	(156)
Other liabilities	259	(298)
Net cash provided by operating activities	985	10,574
Cash Flows from Investing Activities
Net (increase) decrease in loans receivable	2,096	(4,039)
Activity in available-for-sale securities:
Proceeds from sales	—	1,956
Maturities and repayments	2,395	1,974
Purchases	(4,329)	—
Activity in held-to-maturity securities:
Maturities and repayments	—	7
Purchases of restricted investment in bank stock	(275)	(38)
Redemption of restricted investment in bank stock	76	42
Purchases of premises and equipment	(153)	(227)
Net cash used in investing activities	(190)	(325)
Cash Flows from Financing Activities
Net decrease in deposits	(5,582)	(14,332)
Net decrease in advances from borrowers for taxes and insurance	(202)	(342)
Net increase in securities sold under agreements to repurchase	—	315
Net increase in short-term borrowing from Federal Home Loan Bank	5,000	—
Proceeds from stock option exercise	24	—
Purchase of treasury stock	(145)	—
Net cash used in financing activities	(905)	(14,359)
Decrease in Cash and Cash Equivalents	(110)	(4,110)
Cash and Cash Equivalents, beginning of year	20,625	16,992
Cash and Cash Equivalents, end of year	$20,515	$12,882
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,052	$840
Cash paid during the year for income taxes	$19	$—
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

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOB”).  The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania and New Castle County, Delaware) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-KT filed by the Company with the U.S. Securities and Exchange Commission on March 27, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2020.

The Company has evaluated subsequent events through the date of issuance of the financial statements included herein.

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of March 31, 2020, the Company entered into four loan modification agreement with an outstanding balance of $1.2 million. As of April 20, 2020, the Company entered into a total of 19 loan modification agreements with respect to $6.9 million of loans outstanding.

•

Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  In early April 2020, the Company began accepting and processing applications for loans under the Paycheck Protection Program. As of April 30, 2020, the Company had received over 330 applications from new and existing customers and disbursed approximately $48 million in funds with an estimated processing fee income of approximately $1.5 million.

•

Mortgage Forbearance - Under Section 4022 of the CARES Act, through the earlier of December 31, 2020, or the 60th day after the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing a financial hardship due to COVID-19 may request a forbearance, regardless of delinquency status, for up to 180 days, which must be extended for an additional 180 days at the borrower’s request. During this period, no fees, penalties, or interest beyond those scheduled or calculated as if the borrower had made all contractual payments on time and in full will accrue. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request. As of March 31, 2020, we received 17 deferral agreements with respect to $10.9 million of loans outstanding. As of April 30, 2020 we received a total of 54 deferral agreements with respect to $20.3 million of loans outstanding.

For further discussion, see COVID-19 update section of Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Adoption of New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the accounting standard on January 1, 2020. As ASU 2018-13 primarily affected disclosure requirements, it did not have a material impact on the Company’s consolidated statement of financial condition. We have included the additional disclosures in Note 6, Fair Value Presentation.

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$420	$2	$—	$422
Corporate notes	9,286	143	(185)	9,244
Collateralized mortgage obligations - agency residential	6,168	69	(50)	6,187
Mortgage-backed securities - agency residential	3,864	99	—	3,963
Municipal securities	2,113	5	—	2,118
Bank CDs	1,248	18	—	1,266
	$23,099	$336	$(235)	$23,200

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$438	$—	$(2)	$436
Corporate notes	5,500	75	(6)	5,569
Collateralized mortgage obligations - agency residential	6,562	4	(102)	6,464
Mortgage-backed securities - agency residential	4,070	12	(19)	4,063
Municipal securities	2,114	3	—	2,117
Bank CDs	2,498	9	—	2,507
	$21,182	$103	$(129)	$21,156

The scheduled maturities of securities available-for-sale at March 31, 2020 were as follows:

	March 31, 2020
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,875	$1,878
Due from one to five years	7,772	7,765
Due from after five to ten years	3,001	2,986
Due after ten years	10,451	10,571
	$23,099	$23,200

Securities with a fair value of $7.2 million and $7.4 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2020. There were no gross realized gains or losses on sales for the three months ended March 31, 2020.

Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2019 were $2.0 million. Gross realized gains on such sales were approximately $4,000 and gross realized losses were $0 for the three months ended March 31, 2019.

The following tables summarize the unrealized loss positions of securities available-for-sale as of March 31, 2020 and December 31, 2019:

March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	1,479	(50)	2,365	(135)	3,844	(185)
Collateralized mortgage obligations	960	(38)	1,392	(12)	2,352	(50)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—
	$2,439	$(88)	$3,757	$(147)	$6,196	$(235)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$436	$(2)	$436	$(2)
Corporate notes	—	—	1,494	(6)	1,494	(6)
Collateralized mortgage obligations	1,486	(10)	3,810	(92)	5,296	(102)
Mortgage-backed securities	922	(7)	1,438	(12)	2,360	(19)
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	250	—	250	—
	$2,408	$(17)	$7,428	$(112)	$9,836	$(129)

At March 31, 2020 and December 31, 2019, the investment portfolio included two U.S. Government securities with total fair values of $422,000 and $436,000, respectively. There were no securities in an unrealized loss position as of March 31, 2020. As of December 31, 2019, there were two securities in an unrealized loss position. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of March 31, 2020 and December 31, 2019, management found no evidence of other-than-temporary (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2020 and December 31, 2019, the investment portfolio included fifteen and nine corporate notes, respectively with total fair values of $9.2 million and $5.6 million at the end of each of period, respectively. Of these securities, seven and three were in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively. At the time of purchase and as of March 31, 2020 and December 31, 2019, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of March 31, 2020 and December 31, 2019, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2020 and December 31, 2019, the investment portfolio included thirty collateralized mortgage obligations (“CMOs”) with total fair values of $6.2 million and $6.5 million, respectively. Of these securities, twelve and twenty-seven were in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2020 and December 31, 2019, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2020 and December 31, 2019, the investment portfolio included thirteen mortgage backed securities (“MBS”) with a total fair value of $4.0 million and $4.1 million, respectively. There were no securities in an unrealized loss position as of March 31, 2020.  As of December 31, 2019, seven securities were in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2020 and December 31, 2019, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2020 and December 31, 2019, the investment portfolio included five municipal securities with a total fair value of $2.1 million for both periods. Of these securities, zero were in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of March 31, 2020 and December 31, 2019, continue to maintain investment grade ratings. As of March 31, 2020 and December 31, 2019, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2020 and December 31, 2019, the investment portfolio included five and ten Bank Certificate of Deposits (“CDs”) with a total fair value of $1.3 million and $2.5 million, respectively. As of March 31, 2020, there were no securities in an unrealized loss position. As of December 31, 2019, one of these securities was in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of March 31, 2020 and December 31, 2019, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At March 31, 2020 and December 31, 2019, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Residential:
One-to-four family	$187,657	$197,547
Home equity and HELOCs	4,106	4,383
Commercial:
Commercial real estate	38,795	35,188
Commercial business	14,349	11,119
Construction	2,090	784
Consumer:
Medical education	5,953	6,097
Other	4	8

	252,954	255,126

Unearned discounts, origination and commitment fees and costs	1,299	1,343
Allowance for loan losses	(1,549)	(1,437)

	$252,704	$255,032

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2020, the balance of the private education loans was $5.9 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2020, there were eight loans with a balance of approximately $460,000 that are past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $4,000 and $8,000 at March 31, 2020 and December 31, 2019, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2020 and 2019.

Allowance for Loan Losses	For the three months ended March 31, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$701	$—	$—	$59	$760	$—	$760
Home equity and HELOCs	44	—	—	(31)	13	—	13
Commercial:
Commercial real estate	229	—	—	40	269	—	269
Commercial business	122	—	—	32	154	—	154
Construction	8	—	—	14	22	—	22
Consumer:
Medical education	333	—	1	(3)	331	—	331
Other	—	—	—		—	—	—

	$1,437	$—	$1	$111	$1,549	$—	$1,549

Allowance for Loan Losses	For the three months ended March 31, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$722	$—	$—	$7	$729	$—	$729
Home equity and HELOCs	46	—	—	—	46	—	46
Commercial:
Commercial real estate	59	—	—	2	61	—	61
Commercial business	59	—	—	7	66	13	53
Construction	13	—	—	2	15	—	15
Consumer:
Medical education	56	(141)	—	223	138	—	138
Other	1	(1)	—	—	—	—	—

	$956	$(142)	$—	$241	$1,055	$13	$1,042

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustments to the allowance for loan losses may be necessary.

The following tables summarize information in regard to the recorded investment in loans receivable by loan class as of March 31, 2020 and December 31, 2019:

March 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$187,657	$1,539	$186,118
Home equity and HELOCs	4,106	279	3,827
Commercial
Commercial real estate	38,795	313	38,482
Commercial business	14,349	114	14,235
Construction	2,090	—	2,090
Consumer:
Medical education	5,953	—	5,953
Other	4	—	4

	$252,954	$2,245	$250,709

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$197,547	$1,566	$195,981
Home equity and HELOCs	4,383	308	4,075
Commercial
Commercial real estate	35,188	317	34,871
Commercial business	11,119	120	10,999
Construction	784	—	784
Consumer:
Medical education	6,097	—	6,097
Other	8	—	8
	$255,126	$2,311	$252,815

The following table summarizes information about impaired loans by loan portfolio class as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,539	$1,692	$—	$1,566	$1,703	$—
Home equity and HELOCs	55	76	—	308	308	—
Commercial:
Commercial real estate	313	313	—	317	317	—
Commercial business	114	114	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	2,021	2,195	—	2,191	2,328	—
With an allowance recorded
Residential:
Home equity and HELOCs	224	227	1	—	—	—
Commercial:
Commercial business	—	—	—	120	121	12
	224	227	1	120	121	12
	$2,245	$2,422	$1	$2,311	$2,449	$12

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,552	$—	$1,425	$—
Home equity and HELOCs	294	—	67	—
Commercial:
Commercial real estate	315	6	388	7
Commercial business	117	2	—	—
Consumer:
Medical education	—	—	258	—
	2,278	8	2,138	7
With an allowance recorded
Commercial business	—	—	139	2
	—	—	139	2
	$2,278	$8	$2,277	$9

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $24,000 and $22,000 for the three months ended March 31, 2020 and

2019, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Residential:
One-to-four family	$1,656	$1,686
Home equity and HELOCs	279	308
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1,849	1,710
Other	—	—

	$3,784	$3,704

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$186,001	$—	$1,656	$—	$187,657
Home equity and HELOCs	3,827	—	279	—	4,106
Commercial:
Commercial real estate	38,281	201	313	—	38,795
Commercial business	14,170	—	179	—	14,349
Construction	2,090	—	—	—	2,090
Consumer:
Medical education	4,104	—	1,849	—	5,953
Other	4	—	—	—	4
	$248,477	$201	$4,276	$—	$252,954

	December 31, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$195,861	$—	$1,686	$—	$197,547
Home equity and HELOCs	4,075	—	308	—	4,383
Commercial:
Commercial real estate	34,667	204	317	—	35,188
Commercial business	10,924	—	195	—	11,119
Construction	784	—	—	—	784
Consumer:
Medical education	4,387	—	1,710	—	6,097
Other	8	—	—	—	8
	$250,706	$204	$4,216	$—	$255,126

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$475	$656	$299	$1,430	$186,227	$187,657	$—
Home equity and HELOCs	—	71	—	71	4,035	4,106	—
Commercial:
Commercial real estate	—	—	—	—	38,795	38,795	—
Commercial business	—	—	—	—	14,349	14,349	—
Construction	—	—	—	—	2,090	2,090	—
Consumer:
Medical education	358	243	460	1,061	4,892	5,953	—
Other	—	—	—	—	4	4	—

	$833	$970	$759	$2,562	$250,392	$252,954	$—

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$365	$94	$359	$818	$196,729	$197,547	$—
Home equity and HELOCs	—	—	—	—	4,383	4,383	—
Commercial:
Commercial real estate	—	—	—	—	35,188	35,188	—
Commercial business	—	—	—	—	11,119	11,119	—
Construction	—	—	—	—	784	784	—
Consumer:
Medical education	103	53	709	865	5,232	6,097	—
Other	—	—	—	—	8	8	—

	$468	$147	$1,068	$1,683	$253,443	$255,126	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Therefore, the Company does not account for these loan modifications as TDRs. See Note 1 Significant Event for more information.

As of March 31, 2020 and December 31, 2019, the Company had two loans identified as TDRs totaling $251,000 and $259,000, respectively.  At March 31, 2020 and December 31, 2019, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended March 31, 2020 and 2019. No additional loan commitments were outstanding to these borrowers at March 31, 2020 and December 31, 2019. At March 31, 2020, there was no specific reserves related to the TDRs. At December 31, 2019, there was a specific reserve of $12,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2020:

	As of March 31, 2020
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$137	$—	$137
Commercial business	1	114	—	114
Total	2	$251	$—	$251

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$139	$—	$139
Commercial business	1	120	—	120
Total	2	$259	$—	$259

The carrying amount of residential mortgage loans in the process of foreclosure was $394,000 and $403,000 at March 31, 2020 and December 31, 2019, respectively.

5. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2020 and December 31, 2019. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$1,939	$102,349
Forward loan sales commitments	Mortgage banking derivatives	297	7,266
To Be Announced securities ("TBAs")	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$32	$4,815
Forward loan sales commitments	Other liabilities	87	8,863
TBA securities	Other liabilities	655	26,000

December 31, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$810	$25,059
Forward loan sales commitments	Mortgage banking derivatives	389	11,036
TBA securities	Mortgage banking derivatives	5	3,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$25	$3,820
Forward loan sales commitments	Other liabilities	45	10,595
TBA securities	Other liabilities	56	24,500

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2020 and 2019 (in thousands):

		Gain
	Consolidated Statements of Income	Three Months Ended
	Presentation	March 31, 2020	March 31, 2019
Interest rate lock commitments	Gain from derivative instruments	$1,122	$453
Forward loan sales commitments	Loss from derivative instruments	(134)	(14)
TBA securities	Loss from derivative instruments	(604)	(44)
	Total gain from derivative instruments	$384	$395

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$422	$—	$422
Corporate notes	—	6,211	3,033	9,244
Collateralized mortgage obligations - agency residential	—	6,187	—	6,187
Mortgage-backed securities - agency residential	—	3,963	—	3,963
Municipal securities	—	2,118	—	2,118
Bank CDs	—	1,266	—	1,266
Loans held for sale	—	37,368	—	37,368
Interest rate lock commitments	—	—	1,939	1,939
Forward loan sales commitments	—	297	—	297
TBA securities	—	—	—	—
	$—	$57,832	$4,972	$62,804

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$436	$—	$436
Corporate notes	—	2,510	3,059	5,569
Collateralized mortgage obligations - agency residential	—	6,464	—	6,464
Mortgage-backed securities - agency residential	—	4,063	—	4,063
Municipal securities	—	2,117	—	2,117
Bank CDs	—	2,507	—	2,507
Loans held for sale	—	37,876	—	37,876
Interest rate lock commitments	—	—	810	810
Forward loan sales commitments	—	389	—	389
TBA securities	—	5	—	5
	$—	$56,367	$3,869	$60,236

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$32	$32
Forward loan sales commitments	—	87	—	87
TBA securities	—	655	—	655
	$—	$742	$32	$774

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$25	$25
Forward loan sales commitments	—	45	—	45
TBA securities	—	56	—	56
	$—	$101	$25	$126

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three ended March 31, 2020 and 2019:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total unrealized losses:
Included in other comprehensive income	(26)	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1,129	(7)
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2020	$3,033	$1,939	$(32)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of March 31, 2020	—	1,129	(7)
Change in unrealized gains for the period included other comprehensive income for assets held as of March 31, 2020	$26	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2019	$494	$218	$(18)
Total unrealized losses:
Included in other comprehensive income	(2)	—	—
Total gains or (losses) included in earnings and held at reporting date	—	462	(9)
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2019	$492	$680	$(27)

At March 31, 2020, the Company has classified $3.0 million of Corporate notes as Level 3. The fair value of $1.0 million of Corporate notes includes an adjustable rate corporate security and sub-debt bond. The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from $92.37 to $104.66.  In addition, classified as Level 3 are two sub-debt bonds with a fair value of $2.0 million. The Company’s methodology to value the two sub-debt bonds is to obtain from a broker/investment firm market values of similar sub-debt bonds issuances over the past twelve months. The weighted average of the market quotes applied is $102. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At March 31, 2020, the Company has classified $1.9 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranging from 25% to 98%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at March 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$1,033	Pricing model	Market quotes	$92.37-$104.66	$101.24
	$2,000	Market comparable securities	Market quotes	$102.00	$102.00
Net derivative asset and liability:
IRLC	$1,939	Discounted cash flows	Pull-through rates	25%-98%	77%

There were no assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
March 31, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,515	$20,515	$20,515	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	252,704	260,389	—	—	260,389
Bank-owned life insurance	6,293	6,293	6,293	—	—
Restricted investment in bank stock	1,751	1,751	1,751	—	—
Accrued interest receivable	1,112	1,112	1,112	—	—
Liabilities:
Deposits	$278,185	$278,599	$216,372	$62,227	$—
Advances from the FHLB	32,000	32,692	5,000	27,692	—
Advances from borrowers for taxes and insurance	1,936	1,936	1,936	—	—
Accrued interest payable	186	186	186	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

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

7. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2020 and March 31, 2019.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Balance at beginning period	$(18)	$(548)
Unrealized holding gain on available-for-sale securities before reclassification	89	249
Amount reclassified for investment securities gains included in net income	—	(3)
Net current-period other comprehensive income	89	246
Balance at ending period	$71	$(302)

(1)	All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 28.2% for the three months ended March 31, 2020 and 2019, respectively.

The following table present reclassifications out of AOCI by component for the three months ended March 31, 2020 and March 31, 2019.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Affected line item in the consolidated statements of income
Net realized gain on available-for securities (1)	$—	$4	Gain on sale of available-for-sale securities, net
Tax Effect	—	(1)	Income tax expense
	$—	$3

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

8. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2020, there were 216,400 stock options outstanding of which 30,080 of the stock options were vested and exercisable at March 31, 2020. At March 31, 2020, there 87,000 restricted stock shares outstanding of which 12,320 restricted stock shares were vested and exercisable at March 31, 2020. The 216,400 stock options outstanding and 65,981 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three months ended March 31, 2020 as their effect would have been anti-dilutive. At March 31, 2019, there were 198,000 stock options outstanding and 77,000 restricted stock shares outstanding which none of the stock options and restricted stock shares were vested and exercisable at March 31, 2019. The 198,000 stock options outstanding were not included in the computation of diluted net income per share for the three months ended March 31, 2019, as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended March 31
	2020	2019
Net income	$149,000	$62,000
Weighted average number of shares issued	2,270,180	2,261,258
Less weighted average number of treasury shares	(2,487)	—
Less weighted average number of unearned ESOP shares	(146,954)	(155,682)
Less weighted average number of unvested restricted stock awards	(67,050)	(75,207)
Basic weighted average shares outstanding	2,053,689	2,030,369
Add dilutive effect of stock options	75	—
Add dilutive effect of restricted stock awards	—	—
Diluted weighted average shares outstanding	2,053,764	2,030,369

Net income per share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2020, there were 497 shares available for future awards under this plan, which includes 212 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

Stock option expense was $15,000 and $14,000 for the three months ended March 31, 2020 and March 31, 2019, respectively. At March 31, 2020, total unrecognized compensation cost related to stock options was $323,000.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2020 and March 31, 2019 was as follows:

	March 31, 2020				March 31, 2019
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	218,000	$14.92	8.6	$452,400	188,000	$14.80	9.4	$33,840
Granted	—	—	—	—	10,000	15.28	9.9	—
Exercised	(1,600)	14.82	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, March 31	216,400	$14.93	8.4	$—	198,000	$14.82	9.6	$253,440
Exercisable, March 31	30,080	$14.83	8.3	$—	—	$—	—	$—

Restricted stock expense for the three months ended March 31, 2020 and March 31, 2019 was $47,000 and $45,000, respectively. At March 31, 2020, the expected future compensation expense relating to non-vested restricted stock outstanding was $984,000.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2020 and 2019 was as follows:

	March 31, 2020		March 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	75,320	$14.97	73,000	$14.80
Vested	(640)	15.21	—	—
Granted	—	—	4,000	15.21
Forfeited	—	—	—	—
Non-vested at March 31	74,680	$14.97	77,000	$14.82

10. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $11.9 million at March 31, 2020 for which the Company received fees for customer services totaling approximately $2,000 and $5,000 in the three months ended March 31, 2020 and March 31, 2019, respectively.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement terminated on December 31, 2019. The Company has paid $15,000 in consulting fees to the director for three months ended March 31, 2019.

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

•     Insufficient fund fees and other service charges– Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees. These revenues are included in insufficient funds fees and other service charges in the table below.

•     ATM interchange and fee income – ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder used a Company’s ATM. The Company’s performance obligation for ATM fee income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.

The following table presents noninterest income for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Non-Interest Income
In-scope of Topic 606:
Fee income	$3	$5
Insufficient fund fees	17	12
Other service charges	17	11
ATM interchange fee income	2	2
Total Non-Interest Income (in-scope of Topic 606)	$39	$30

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$38	$39
Gain on sale of loans, net	1,629	890
Gain on sale of available-for-sale securities	—	4
Gain from derivative instruments	384	395
Change in fair value for loans held-for-sale	6	(376)
Other	48	4
Total Non-Interest Income (out-scope of Topic 606)	2,105	956
Total Non-Interest Income (in-scope of Topic 606)	39	30
Total Noninterest Income	$2,144	$986

12. Leases

On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases.

The majority of the Company’s leases are comprised of operating leases for real estate property for branches and office spaces with terms extending through 2036. The operating lease agreements are recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company elected not to include short-term leases with initial terms of twelve months or less on the consolidated statements of financial condition.

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		March 31, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,187	$5,979
Total Lease Right-of-Use Assets		$6,187	$5,979

		March 31, 2020	December 31, 2019
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$6,296	$6,023
Total Lease Liabilities		$6,296	$6,023

The Company’s lease agreements frequently include one or more options to renew at the Company’s discretion. If at the beginning of the lease, the Company is reasonably certain that the renewal option will be exercised, the Company will include the extended term in the calculation of the ROU asset and lease liability. For the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. If the rate is not readily determinable in the lease, the Company used its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	12.5	12.7
Weighted-average discount rate
Operating leases	2.29%	2.34%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended March 31, 2020
Operating lease cost	$132
Short-term lease cost	17
Total	$149

Future minimum payments for operating leases as of March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Twelve Months Ended:
Within one year	$536	$440
After one but within two years	656	632
After two but within three years	623	583
After three but within four years	633	594
After four but within five years	616	596
After five years	4,210	4,164
Total Future Minimum Lease Payments	7,274	7,009
Amounts Representing Interest	(978)	(986)
Present Value of Net Future Minimum Lease Payments	$6,296	$6,023

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, the negative impact of severe and wide-ranging disruptions caused by the spread of coronavirus COVID-19 on current customers and the economy in general, changes in the interest rate environment, increases in nonperforming loans, legislative and regulatory changes that adversely affect the business of the Company, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Philadelphia, Pennsylvania, a sales office in Doylestown, Pennsylvania and Wilmington, Delaware and a loan origination office in Montgomeryville, Pennsylvania. Our business banking office is located in Philadelphia, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania and New Castle Counties in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

COVID-19 Update

From the beginning of the COVID-19 crisis, our focus has been and remains on navigating the complexities, impact and ongoing challenges of the COVID-19 pandemic. The safety and well-being of our employees and customers has been our focus while continuing to provide our customers with full access to our banking services. The Company took the following preemptive measures as the COVID-19 pandemic evolved:

Business Continuity Plan

During March 2020, management launched its previously developed Business Continuity Plan, taking the following steps to protect the safety and well-being of our employees and customers, while continuing to provide superior customer service:

•	Drive-up service only.

•	Increased, communication with employees and customers using e-mail, phone, video conferencing, and other virtual communication tools.

•	Transitioned over 80% of employees to work-from-home status.

To date, the Company has not made any employee layoffs or furloughs and presently does not anticipate future furloughs or layoffs related to the COVID-19 pandemic.

Paycheck Protection Program

In April 2020, our team in business banking and retail began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of April 30, 2020, the Company had received over 330 applications from new and existing customers disbursed approximately $48 million in funds, with an estimated processing fee of approximately $1.5 million. The Company plans to fund these short-term loans through short-term Federal Home Loan Bank (“FHLB”) advances, and through participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of March 31, 2020, the Company had the following sources of liquidity (excluding the Company’s ability to participate in the PPPLF):

At March 31,
2020
Sources of Liquidity:	(Dollars in thousands)
Excess cash held at the Federal Reserve	$9,183
Reciprocal deposits held off-balance sheet	8,247
Market value of unencumbered securities	16,024
Total sources of liquidity	$33,454

In addition to the above primary sources of liquidity, as of March 31, 2020, the Company also had access to unused borrowing capacity of $125.8 million at Federal Home Loan Bank of Pittsburgh, $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and $1.4 million line of credit with Federal Reserve Bank. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At March 31, 2020, the Bank’s exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 13.8%, tier 1 capital (to risk-weighted assets) was 13.1%, tier capital (to average assets) was 8.7%, and tier 1 common equity (to risk-weighted assets) was 13.1%.

Deferral Requests

As of March 31, 2020, the Company had processed 17 deferral requests, representing $10.9 million in total outstanding loans. As of April 30, 2020, the Company had processed a total of 54 deferral requests, representing $20.3 million in total outstanding loans. Management expects deferral requests could continue throughout the second quarter of 2020 and beyond.

Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with loan modifications. As of March 31, 2020, the Company entered into four loan modification agreements with an outstanding balance of $1.2 million. As of April 20, 2020, the Company entered into a total of 19 loan modification agreements with respect to $6.9 million of loans outstanding.

Loan Portfolio Analysis

Certain industries are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides information in regards to the Company’s commercial loan portfolio by type as of March 31, 2020.

	At March 31, 2020
	(Dollars in thousands)
Type of Loan	Number of loans	Balance	% Gross Loans
Residential non-owner occupied	45	$19,110	7.6%
Nonresidential buildings	18	12,797	5.1%
Other real estate properties	7	3,294	1.3%
Residential building construction	4	2,799	1.1%
Restaurants and Food Service	5	985	0.4%
Religious Organizations	1	650	0.3%
Child Day Care Services	1	171	0.1%
Retail	2	89	0.0%
Total outstanding balance	83	$39,895	15.9%

The extent of the impact of the COVID-19 pandemic to the Company’s loan portfolio is uncertain and cannot be predicted as it will depend on certain developments including the duration of the pandemic as well as the local and national economies as a whole.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-KT, for the six-month transition period ended December 31, 2019.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2020 and December 31, 2019, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-KT, for the six-month transition period ended December 31, 2019.

Comparison of Statements of Financial Condition at March 31, 2020 and at December 31, 2019

Total Assets

Total assets increased $1.0 million to $355.6 million at March 31, 2020 from $354.6 million at December 31, 2019.

Cash and cash equivalents

Cash and cash equivalents decreased $110,000, to $20.5 million at March 31, 2020 from $20.6 million at December 31, 2019.

Investment Securities

Investment securities increased $2.0 million or 9.4%, to $23.2 million at March 31, 2020 from $21.2 million at December 31, 2019. The increase was primarily due to purchase of $4.3 million offset by $2.4 million in maturities and principal repayments during the three months ended March 31, 2020 and $101,000 in net unrealized gain on available-for-sale.

Net Loans

Net loans decreased $2.3 million to $252.7 million at March 31, 2020 from $255.0 million at December 31, 2019. One- to four-family residential real estate loans decreased $9.8 million to $187.7 million at March 31, 2020 from $197.5 million at December 31, 2019. Commercial real estate loans increased by $3.6 million to $38.8 million at March 31, 2020 from $35.2 million at December 31, 2019 primarily as a result of originations from the business banking division, whose continued focus is growth of the commercial lending and commercial business loan portfolios. Commercial business loans increased by $3.2 million to $14.3 million at March 31, 2020 from $11.1 million at December 31, 2019. The Construction loans increased $1.3 million to $2.1 million at March 31, 2020 from $784,000 at December

31, 2019 as a result of the origination of new commercial construction loans. Home equity and HELOC loans decreased by $277,000 from $4.4 million at December 31, 2019 to $4.1 million at March 31, 2020.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2020, the balance of the private education loans was $5.9 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2020, there were eight loans with a balance of approximately $460,000 that are past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $508,000 to $37.4 million at March 31, 2020 from $37.9 million at December 31, 2019.

Deposits

Deposits decreased $5.6 million, or 2.0%, to $278.2 million at March 31, 2020 from $283.8 million at December 31, 2019. The decrease was primarily because of a $6.5 million, or 9.5% decrease in certificates of deposit to $61.8 million at March 31, 2020 from $68.3 million at December 31, 2019. The decrease of $6.5 million in certificate in deposits was primarily the result of a pay-off of $7.5 million certificate of deposit issued through a broker, offset by a $1.0 million increase in retail certificates of deposits. Offsetting this decrease of $6.5 million in certificate in deposits, was a $901,000 increase in our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) to $216.4 million at March 31, 2020 from $215.5 million at December 31, 2019.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank increased by $5.0 million, or 18.5%, from $27.0 million at December 31, 2019 to $32.0 million at March 31, 2020 as a result of a net increase of $5.0 million in short-term borrowings.

Total Shareholders’ Equity

Total shareholders’ equity increased $214,000 to $33.8 million at March 31, 2020 compared to $33.6 million at December 31, 2019 primarily as a result of net income of $149,000 for the three months ended March 31, 2020, share based compensation expense of $62,000, other comprehensive gain of $89,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio.  In addition, ESOP shares committed to be released of $35,000 and a stock option exercise of $24,000 contributed to the increase of total shareholders’ equity. Offsetting these increases was $145,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

Comparison of Statements of Income for the Three Months Ended March 31, 2020 and March 31, 2019

General

Net income increased $87,000 to $149,000 for the three months ended March 31, 2020 from $62,000 for the three months ended March 31, 2019.  The increase in net income for the three months ended March 31, 2020 was primarily due to an increase of $1.1 million in non-interest income, $130,000 decrease in provision for loan losses, and an increase of $100,000 in net interest income offset by increases of $1.2 million in non-interest expense and $72,000 in income tax expense.

Interest Income

Total interest income increased $298,000, or 10.9%, to $3.0 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019.  The increase was primarily the result of an increase in interest and fees on loans of $446,000 offset by a decrease in interest on investment securities of $138,000 and a decrease in interest on interest-earning deposits with banks of $25,000.  Total average interest-earning assets increased $31.5 million to $331.7 million for the three months ended March 31, 2020 from $300.2 million for the same period in 2019. The increase was primarily as a result of an increase in the average balance of loans of $44.8 million and $8.2 million in average balance of interest-earning deposits with banks partially offset by a $22.3 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 2 basis points to 3.65% for the three months ended March 31, 2020 as compared to 3.63% for the three months ended March 31, 2019.

Interest and fees on loans increased $446,000 to $2.8 million for the three months ended March 31, 2020 from $2.3 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $44.8 million, which increased to $284.0 million for the three months ended March 31, 2020 from $239.2 million for the three months ended March 31, 2019 primarily as a result of an increase in the average balance of loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans was relatively flat at 3.91% for the three months ended March 31, 2020 versus 3.90% for the three months ended March 31, 2019.

Interest income on interest-earning deposits decreased by $25,000 to $90,000 for the three months ended March 31, 2020, from $115,000 for the three months ended March 31, 2019. The decrease was primarily due to a decrease average yield on interest-earning deposits with banks decreased 137 basis points, to 1.48% for the three months ended March 31, 2020 from 2.85% for the three months ended March 31, 2019 due to decline in interest rates following the COVID-19 pandemic. The targeted federal funds rate was cut to 0% on March 16th and the 10-year Treasury bond falling below 1.00% on March 3, 2020. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $8.2 million to $24.4 million for the three months ended March 31, 2020 from $16.2 million for the three months ended March 31, 2019.

Interest on investment securities decreased by $138,000 to $133,000 for the three months ended March 31, 2020 from $271,000 for the three months ended March 31, 2019, respectively. Interest on investment securities decreased as a result of a $89,000 decrease in income on taxable and non-taxable interest and dividend investments as well as a $49,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $53,000 for the three months ended March 31, 2020, from $102,000 for the three months ended March 31, 2019. The average yield on total securities decreased to 2.44% for the three months ended March 31, 2020 from 2.46% for the same period in 2019.  The average balance of investment securities decreased by $22.3 million to $21.8 million for the three months ended March 31, 2020, from $44.1 million for the three months ended March 31, 2019.

Interest Expense

Total interest expense increased $198,000 to $933,000 for the three months ended March 31, 2020 from $735,000 for the three months ended March 31, 2019, primarily due to an $111,000 increase in interest expense on advances from the Federal Home Loan Bank and an $88,000 increase in interest expense on deposits.

Interest expense on deposits increased $88,000 to $777,000 for the three months ended March 31, 2020 from $689,000 for the three months ended March 31, 2019 primarily as a result of an increase of 11 basis points in the average cost of deposits from March 31, 2019 as well as an increase of $4.9 million in the average balance of interest bearing deposits from March 31, 2019. The increase in the average balance of interest bearing deposits of $4.9 million from $246.9 million as of March 31, 2019 to $251.8 million as of March 31, 2020 was primarily as a result of a $12.1 million increase in the average balance of our core deposit accounts offset by a decrease of $7.2 million in the average balance of our certificates of deposit. The average cost of deposits was 123 basis points for the three months ended March 31, 2020 compared to 112 basis points for the three months ended March 31, 2019. The average rate paid on money market deposits increased 17 basis points to 0.87% for the three months ended March 31, 2020 from 0.70% for the three months ended March 31, 2019. The decrease in the balance of our certificates of deposits of $7.2 million from $73.3 million for the three months ended March 31, 2019 to $66.1 million for the three months ended March 31, 2020 was primarily the result of a $8.2 million decrease in the average balance of certificates of deposit issued through brokers from $28.5 million for the three months ended March 31, 2019 to $20.3 million for the three months ended March 31, 2020 offset by an increase of $1.0 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 2.03% for the three months ended March 31, 2020 as compared to 1.98% for the three months ended March 31, 2019.

Interest expense on advances from the Federal Home Loan Bank increased $111,000 to $156,000 for the three months ended March 31, 2020 from $45,000 for the three months ended March 31, 2019 primarily as a result of an increase in the average balance of the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances increased $17.1 million to $27.1 million for the three months ended March 31, 2020 from $10.0 million for the three months ended March 31, 2019 primarily due to funding of the loan portfolio. In addition, the average rate on Federal Home Loan Bank advances increased 50 basis points from 1.80% for the three months ended March 31, 2019 to 2.30% for the three months ended March 31, 2020.

Net Interest Income

Net interest income increased $100,000 to $2.1 million for the three months ended March 31, 2020 from $2.0 million for the three months ended March 31, 2019. Our net interest-earning assets increased $11.5 million to $52.8 million for the three months ended March 31, 2020 from $41.3 million for the three months ended March 31, 2019. Our interest rate spread decreased by 18 basis points to 2.31% for the three months ended March 31, 2020 from 2.49% for the three months ended March 31, 2019.  Our net interest margin decreased by 14 basis points from 2.66% for the three months ended March 31, 2019 to 2.52% for the three months ended March 31, 2020.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$283,964	$2,776	3.91%	$239,188	$2,330	3.90%
Interest-earning deposits with banks	24,387	90	1.48%	16,168	115	2.85%
Investment securities	21,787	133	2.44%	44,144	271	2.46%
Restricted investment in bank stock	1,554	27	6.95%	734	12	6.54%
Total interest-earning assets	331,692	3,026	3.65%	300,234	2,728	3.63%
Non-interest-earning assets	16,443			10,528
Total assets	$348,135			$310,762

Interest-bearing liabilities:
Demand deposits	$101,101	254	1.00%	$99,629	209	0.84%
Money market deposit accounts	34,217	74	0.87%	32,742	57	0.70%
Passbook and statement savings accounts	25,426	12	0.19%	29,022	16	0.22%
Checking accounts-Municipal	25,016	102	1.63%	12,271	45	1.47%
Certificates of deposit	66,059	335	2.03%	73,282	362	1.98%
Total deposits	251,819	777	1.23%	246,946	689	1.12%
Federal Home Loan Bank advances	27,082	156	2.30%	10,000	45	1.80%
Securities sold under agreements to repurchase	—	—	0.00%	1,944	1	0.21%
Total interest-bearing liabilities	278,901	933	1.34%	258,890	735	1.14%
Non-interest-bearing liabilities:
Checking	27,300			17,554
Other	8,495			2,803
Total liabilities	314,696			279,247
Shareholders' Equity	33,439			31,515
Total liabilities and Shareholders' equity	$348,135			$310,762

Net interest income		$2,093			$1,993
Interest rate spread (2)			2.31%			2.49%
Net interest-earning assets (3)	$52,791			$41,344
Net interest margin (4)			2.52%			2.66%
Average interest-earning assets to average interest-bearing liabilities			118.93%			115.97%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2020 vs 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$422	$24	$446
Interest-earning deposits with banks	87	(112)	(25)
Investment securities	(130)	(8)	(138)
Restricted investment in bank stock	12	3	15
Total interest-earning assets	391	(93)	298
Interest-bearing liabilities:
Demand deposits	1	44	45
Money market deposit accounts	1	16	17
Passbook and statement savings accounts	(1)	(3)	(4)
Checking accounts	40	17	57
Certificates of deposit	(49)	22	(27)
Total deposits	(8)	96	88
Federal Home Loan Bank advances	67	44	111
Securities sold under agreements to repurchase	—	(1)	(1)
Total interest-bearing liabilities	59	139	198
Change in net interest income	$332	$(232)	$100

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates, as more information becomes available or economic conditions change. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustment to the allowance for loan losses may be necessary.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance for loan losses.

Provision for loan losses decreased by $130,000 to $111,000 for the three months ended March 31, 2020 from $241,000 for the three months ended March 31, 2019 primarily as result of net charge-offs of $141,000 related to the medical education loans during the three months ended March 31, 2019. Non-performing loans increased $80,000, or 2.2% from $3.7 million at December 31, 2019 to $3.8 million as of March 31, 2020, as a result of an increase of $139,000 in non-performing medical education loans offset by decreases of $30,000 in one-to four-family residential real estate loans and $29,000 in home equity and HELOCs loans compared to December 31, 2019. During the three months ended March 31, 2020, there were no charge-offs recorded and $1,000 received in recoveries. During the three months ended March 31, 2019, there were $142,000 in net charge-offs recorded. Due to uncertainty of the changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio.

Non-Interest Income

Non-interest income increased $1.1 million to $2.1 million for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019. The increase in non-interest income compared to the same period in 2019 was primarily due to a $739,000 increase in the gain on sale of loans, net and $382,000 increase in change in fair value of loans held for sale. The gain on sale of loans, net increased $739,000 to $1.6 million for the three months ended March 31, 2020 compared to $890,000 for the three months ended March 31, 2019 primarily as a result of higher loan sales which increased $50.9 million from $28.5 million for the three months ended March 31, 2019 to $79.4 million for the three months ended March 31, 2020. The increase in change in fair value of loans held for sale of $382,000 for three months end March 31, 2020 compared to same period in 2019 was primarily due to an increase in the loans held for sale balance, from $4.5 million at March 31, 2019 to $37.4 million at March 31, 2020.

Non-Interest Expense

Non-interest expense increased $1.2 million or 44.4% to $3.9 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020 compared to the three months of March 31, 2019 was primarily as a result of an increase of $822,000 in salaries and employee benefits, $261,000 in professional fees and other expenses and $111,000 in occupancy expenses.

Salaries and employee benefits expense increased by $822,000 to $2.4 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019. Salaries increased as full time equivalent (FTE) employees increased to one hundred-one as of March 31, 2020 from eighty-one as of March 31, 2019 primarily as a result of the expansion of the Company’s lending and business banking operations. The professional fees and other expenses increased $261,000, or 48.7%, to $797,000 for the three months ended March 31, 2020 from $536,000 for the three months ended March 31, 2019 due to increased expenses related to other consulting fees and organizational expenses as we continue to grow and expand into new markets. Occupancy expenses increased approximately $111,000 to $433,000 for the three months ended March 31, 2020 from $322,000 for the three months ended March 31, 2019 primarily as a result of an increase in rental expense due to the move of our headquarters to Doylestown, PA as well as leases of additional offices space compared to the same period in 2019. In addition, depreciation expense increased approximately $41,000 primarily due to furniture and equipment placed in service during the three month ended March 31, 2020 compared to the same period in 2019.

Income Tax Expense (Benefit)

Income tax expense increased from a benefit of ($24,000) for the three months ended March 31, 2019 to $48,000 in expense for the three months ended March 31, 2020. Federal income taxes included in total taxes for the three months ended March 31, 2020 was $38,000 with effective federal tax rates of 19.2% compared to a federal income tax benefit of ($2,000) for the three months ended March 31, 2019. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same period a year ago reflected an increase in income before taxes. Included in the income tax benefit for the three months ended March 31, 2019 was a credit for ESOP dividend payment.

Pennsylvania state tax expense increased $32,000 from a benefit of ($22,000) for the three months ended March 31, 2019 to expense of $10,000 for the three months ended March 31, 2020 with effective rate of 5.1%. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same period a year ago reflected an increase in income before taxes.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $3.8 million, or 1.1% of total assets, at March 31, 2020. There were no non-accruing troubled debt restructurings at March 31, 2020 and December 31, 2019. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at March 31, 2020 and at December 31, 2019.

	At March 31,	At December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,656	$1,686
Home equity & HELOCs	279	308
Medical education	1,849	1,710
Total non-accrual loans	3,784	3,704

Loans accruing past 90 days	—	—

Total non-performing loans	3,784	3,704

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$3,784	$3,704

Ratios:
Total non-performing loans to total loans receivable	1.50%	1.45%
Total non-performing loans to total assets	1.06%	1.04%
Total non-performing assets to total assets	1.06%	1.04%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$1,437	$956

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:	—	—
Medical education	—	(141)
Other	—	(1)
Total charge-offs	—	(142)

Recoveries:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1	—
Other	—	—
Total recoveries	1	—

Net (charge-offs) recoveries	1	(142)
Provision for loan losses	111	241
Balance at end of period	$1,549	$1,055

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.06%
Allowance for loan losses to non-performing loans at end of period	40.94%	47.80%
Allowance for loan losses to total loans at end of period	0.61%	0.45%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we use brokered certificates of deposit as a funding source of our asset base. As of March 31, 2020 and December 31, 2019, the Company had $15.0 million, or 4.2% of total assets, and $22.5 million, or 6.3% of total assets, of brokered certificates of deposit, respectively.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $32.0 million outstanding and $18.0 million in letters of credit with unused borrowing capacity of $125.8 million as of March 31, 2020. Additionally, at March 31, 2020, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $1.4 million at March 31, 2020. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank during the three months ended March 31, 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $20.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $23.2 million at March 31, 2020. Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $985,000 and $10.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $190,000 and $325,000 for the three months ended March 31, 2020 and March 31, 2019, respectively. During the three months ended March 31, 2020, there were no available-for-sale securities sold compared to $2.0 million available-for-sale securities sold for the three months ended March 31, 2019.  Net cash used in financing activities was $905,000 and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in financing activities for the three months ended March 31, 2020 consisted primarily of decreases in deposits of $5.6 million, $202,000 in advances from borrowers for taxes and insurance and purchases of treasury stock of $145,000 in offset by a $5.0 million increase in net short-term borrowings from the Federal Home Loan Bank and a stock option exercise of $24,000. Net cash provided by financing activities for the three months ended March 31, 2019 primarily consisted of $14.3 million decrease in deposits.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2020, totaled $42.1 million of total deposits which included brokered certificates of deposit of $10.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2020, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2020 and December 31 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2020, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2020 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total risk-based capital (to risk-weighted assets)	$31,534	13.8%	$>18,262	> 8.0%	$>22,827	>10.0%
Tier 1 capital (to risk-weighted assets)	29,985	13.1	>13,696	> 6.0%	>18,262	> 8.0%
Tier 1 capital (to average assets)	29,985	8.7	>13,717	> 4.0%	>17,146	> 5.0%
Tier 1 common equity (to risk -weighted assets)	29,985	13.1	>10,272	> 4.5%	>14,837	> 6.5%

As of December 31, 2019
Total risk-based capital (to risk-weighted assets)	$31,203	14.7%	$>16,981	> 8.0%	$>21,227	>10.0%
Tier 1 capital (to risk-weighted assets)	29,766	14.0	>12,736	> 6.0%	>16,981	> 8.0%
Tier 1 capital (to average assets)	29,766	8.5	>13,981	> 4.0%	>17,476	> 5.0%
Tier 1 common equity (to risk -weighted assets)	29,766	14.0	>9,552	> 4.5%	>13,797	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of March 31, 2020 and December 31, 2019, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of March 31, 2020, the Bank is required to maintain a capital conservation buffer of 2.50%. At March 31, 2020, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the Federal Deposit Insurance Corporation (FDIC), Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9 percent ratio effective January 1, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2020, we had outstanding commitments to originate loans of $78.9 million, unused lines of credit totaling $22.2 million and $18.0 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2020 totaled $42.1 million of total deposits which included brokered certificates of deposit of $10.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2020.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2020, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2020 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020-January 31, 2020	—	$—	—	100,000
February 1, 2020-February 29, 2020	291	16.00	—	100,000
March 1, 2020-March 31, 2020	11,174	12.52	11,174	88,826
Total	11,465	$12.61	11,174

(1) During the first quarter of 2020, 291 shares were acquired from an employee in connection with income tax withholdings related to the vesting of restricted stock issued as part of the 2018 Equity Incentive Plan. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof. The participants under the 2018 Equity Incentive Plan are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

(2) In April 2019, a stock repurchase plan was approved to repurchase up to 100,000 shares of the Company’s outstanding common stock. There is no expiration date for this plan.

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

HV BANCORP, INC.

Date: May 14, 2020	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2020	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)