Form 10-Q
period 2020-06-30
HV Bancorp, Inc.
filed 2020-08-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 10, 2020, there were 2,235,160 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019 (Dollars in thousands, except share and per share data)

	At June 30,	At December 31,
	2020	2019
Assets
Cash and due from banks	$1,553	$1,473
Interest-earning deposits with banks	26,360	19,152
Federal funds sold	738	—
Cash and cash equivalents	28,651	20,625
Investment securities available-for-sale, at fair value	18,639	21,156
Equity securities	500	500
Loans held for sale, at fair value	43,485	37,876
Loans receivable, net of allowance for loan losses of $1,845 at June 30, 2020 and $1,437 at December 31, 2019	309,563	255,032
Bank-owned life insurance	6,331	6,255
Restricted investment in bank stock	1,618	1,552
Premises and equipment, net	2,762	2,501
Operating lease right-of-use assets	7,937	5,979
Accrued interest receivable	1,251	967
Mortgage banking derivatives	2,716	1,204
Mortgage servicing rights	508	—
Other assets	777	939
Total Assets	$424,738	$354,586

Liabilities and Shareholders' Equity

Liabilities
Deposits	$300,571	$283,767
Advances from the Federal Home Loan Bank	27,000	27,000
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	47,834	—
Operating lease liabilities	8,117	6,023
Advances from borrowers for taxes and insurance	2,492	2,138
Deferred income taxes, net	499	97
Other liabilities	2,968	1,962
Total Liabilities	389,481	320,987

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,270,725 and 2,269,125 shares issued as of June 30, 2020 and December 31, 2019, respectively; 2,239,253 and 2,268,917 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	23	23
Treasury Stock, at cost (31,472 shares at June 30, 2020 and 208 December 31, 2019)	(379)	(3)
Additional paid-in capital	20,893	20,740
Retained earnings	16,618	14,973
Accumulated other comprehensive income (loss)	158	(18)
Unearned Employee Stock Option Plan	(2,056)	(2,116)
Total Shareholders' Equity	35,257	33,599
Total Liabilities and Shareholders' Equity	$424,738	$354,586

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019; (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$3,170	$2,520	$5,946	$4,850
Interest and dividends on investments:
Taxable	92	112	188	221
Nontaxable	12	72	23	144
Interest on mortgage-backed securities and collateralized mortgage obligations	39	86	92	188
Interest on interest-earning deposits and federal funds sold	15	69	105	184
Total Interest Income	3,328	2,859	6,354	5,587
Interest Expense
Interest on deposits	575	721	1,352	1,410
Interest on advances from the Federal Home Loan Bank	164	116	320	161
Interest on advances from the Federal Reserve PPPLF	19	—	19	—
Interest on securities sold under agreements to repurchase	—	1	—	2
Total Interest Expense	758	838	1,691	1,573
Net interest income	2,570	2,021	4,663	4,014
Provision for Loan Losses	450	287	561	528
Net interest income after provision for loan losses	2,120	1,734	4,102	3,486
Non-Interest Income
Fees for customer services	31	38	70	68
Increase in cash surrender value of bank-owned life insurance	38	40	76	79
Gain on sale of loans, net	2,327	407	3,956	1,297
Gain on sale of available-for-sale securities, net	141	4	141	8
Gain from derivative instruments, net	1,080	769	1,464	1,164
Change in fair value of loans held-for-sale	287	682	293	306
Other	41	4	89	8
Total Non-Interest Income	3,945	1,944	6,089	2,930
Non-Interest Expense
Salaries and employee benefits	2,368	1,913	4,781	3,504
Occupancy	450	384	883	706
Federal deposit insurance premiums	63	53	120	115
Data processing related operations	246	187	475	376
Professional fees	145	149	336	281
Other expenses	707	458	1,313	862
Total Non-Interest Expense	3,979	3,144	7,908	5,844
Income before income taxes	2,086	534	2,283	572
Income Tax Expense	590	126	638	102
Net Income	$1,496	$408	$1,645	$470
Net Income per share:
Basic	$0.73	$0.20	$0.80	$0.23
Diluted	$0.73	$0.20	$0.80	$0.23
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive Income, Net of Taxes
Net Income	$1,496	$408	$1,645	$470
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities (pre-tax $264 and $533, and $391 and $885, respectively)	186	375	275	624
Reclassification for gains included in income (pre-tax ($141) and ($4) and ($141) and ($8), respectively) (1)	(99)	(3)	(99)	(6)
Other comprehensive income	87	372	176	618
Comprehensive Income	$1,583	$780	$1,821	$1,088

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019 (Dollars in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, April 1, 2020	2,259,052	$23	$(148)	$20,831	$15,122	$71	$(2,086)	$33,813
ESOP shares committed to be released	—	—	—	—	—	—	30	30
Treasury stock purchased	(19,799)	—	(231)	—	—	—	—	(231)
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	47	—	—	—	47
Net income	—	—	—	—	1,496	—	—	1,496
Other comprehensive income	—	—	—	—	—	87	—	87
Balance, June 30, 2020	2,239,253	$23	$(379)	$20,893	$16,618	$158	$(2,056)	$35,257

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, April 1, 2019	2,259,125	$23	$—	$20,548	$13,748	$(302)	$(2,208)	$31,809
ESOP shares committed to be released	—	—	—	3	—	—	31	34
Treasury stock purchased	(208)	—	(3)	—	—	—	—	(3)
Stock option expense	—	—	—	14	—	—	—	14
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	408	—	—	408
Other comprehensive income	—	—	—	—	—	372	—	372
Restricted stock awards	10,000	—	—	—	—	—	—	—
Balance, June 30, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2020	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	5	—	—	60	65
Treasury stock purchased	(31,264)	—	(376)	—	—	—	—	(376)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	30	—	—	—	30
Restricted stock expense	—	—	—	94	—	—	—	94
Net income	—	—	—	—	1,645	—	—	1,645
Other comprehensive income	—	—	—	—	—	176	—	176
Balance, June 30, 2020	2,239,253	$23	$(379)	$20,893	$16,618	$158	$(2,056)	$35,257

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2019	2,255,125	$23	$—	$20,487	$13,686	$(548)	$(2,237)	$31,411
ESOP shares committed to be released	—	—	—	5	—	—	60	65
Treasury stock purchased	(208)	—	(3)	—	—	—	—	(3)
Stock option expense	—	—	—	28	—	—	—	28
Restricted stock expense	—	—	—	91	—	—	—	91
Net income	—	—	—	—	470	—	—	470
Other comprehensive income	—	—	—	—	—	618	—	618
Restricted stock awards	14,000	—	—	—	—	—	—	—
Balance, June 30, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Six Months Ended June 30,	2020	2019
Cash Flows from Operating Activities
Net income	$1,645	$470
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	291	216
Amortization of net deferred loan costs	246	147
Amortization of net securities premiums	38	49
Amortization of operating lease right-of-use assets	282	—
Gain on sale of available-for-sale securities, net	(141)	(8)
Gain from derivative instruments, net	(1,464)	(1,164)
Provision for loan losses	561	528
Deferred income taxes	328	307
Accretion of deferred gain on sale-leaseback transaction	—	(7)
Earnings on bank owned life insurance	(76)	(79)
Stock based compensation expense	124	119
ESOP compensation expense	65	65
Loans held for sale:
Originations, net of prepayments	(211,528)	(84,062)
Proceeds from sales	210,169	67,256
Gain on sales	(3,956)	(1,297)
Change in fair value of loans held for sale	(293)	(306)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(284)	(77)
Other assets	(346)	(212)
Other liabilities	691	180
Net cash used in operating activities	(3,648)	(17,875)
Cash Flows from Investing Activities
Net increase in loans receivable	(55,338)	(9,473)
Activity in available-for-sale securities:
Proceeds from sales	3,961	5,018
Maturities and repayments	4,138	5,295
Purchases	(5,229)	—
Activity in held-to-maturity securities:
Maturities and repayments	—	12
Purchases of restricted investment in bank stock	(1,290)	(1,095)
Redemption of restricted investment in bank stock	1,224	170
Purchases of premises and equipment	(432)	(441)
Net cash used in investing activities	(52,966)	(514)
Cash Flows from Financing Activities
Net increase in deposits	16,804	1,669
Net increase in advances from borrowers for taxes and insurance	354	639
Net increase in securities sold under agreements to repurchase	—	1,326
Proceeds from long-term borrowings from FHLB	—	25,000
Repayment of long-term borrowings from FHLB	—	(7,000)
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	47,834	—
Proceeds from stock option exercise	24	—
Purchase of treasury stock	(376)	(3)
Net cash provided by financing activities	64,640	21,631
Increase in Cash and Cash Equivalents	8,026	3,242
Cash and Cash Equivalents, beginning of year	20,625	16,992
Cash and Cash Equivalents, end of year	$28,651	$20,234
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,893	$1,502
Cash paid during the year for income taxes	$59	$—
Recognition of operating lease right-of-use assets	$2,240	$—
Recognition of operating lease obligations	$2,228	$—

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

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOBS”).  The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania and New Castle County, Delaware) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-KT filed by the Company with the U.S. Securities and Exchange Commission on March 27, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2020.

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

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of June 30, 2020, the Company entered into 73 loan modification agreement with an outstanding balance of $29.0 million.

•

Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  In early April 2020, the Company began accepting and processing applications for loans under the Paycheck Protection Program. As of June 30, 2020, the Company had received over 450 applications from new and existing customers with an outstanding balance of approximately $73.2 million with an estimated processing fee income of approximately $2.3 million.

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$406	$5	$—	$411
Corporate notes	5,900	92	(10)	5,982
Collateralized mortgage obligations - agency residential	5,544	63	(48)	5,559
Mortgage-backed securities - agency residential	3,555	91	—	3,646
Municipal securities	1,762	6	—	1,768
Bank CDs	1,248	25	—	1,273
	$18,415	$282	$(58)	$18,639

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$438	$—	$(2)	$436
Corporate notes	5,500	75	(6)	5,569
Collateralized mortgage obligations - agency residential	6,562	4	(102)	6,464
Mortgage-backed securities - agency residential	4,070	12	(19)	4,063
Municipal securities	2,114	3	—	2,117
Bank CDs	2,498	9	—	2,507
	$21,182	$103	$(129)	$21,156

The scheduled maturities of securities available-for-sale at June 30, 2020 were as follows:

	June 30, 2020
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$2,024	$2,033
Due from one to five years	2,986	3,030
Due from after five to ten years	3,001	3,061
Due after ten years	10,404	10,515
	$18,415	$18,639

Securities with a fair value of $6.5 million and $7.4 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2020 was $4.0 million. For the three months and six months ended June 30, 2020, gross realized gains were $141,000 and there were no gross realized losses.

Proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2019 were $3.0 million and $5.0 million. Gross realized gains on such sales were approximately $4,000 and gross realized losses were $0 for the three months ended June 30, 2019. For the six months ended June 30, 2019, gross realized gain on such sales were approximately $9,000 and gross realized losses were $1,000.

The following tables summarize the unrealized loss positions of securities available-for-sale as of June 30, 2020 and December 31, 2019:

June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	—	—	1,490	(10)	1,490	(10)
Collateralized mortgage obligations	960	(37)	902	(11)	1,862	(48)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—
	$960	$(37)	$2,392	$(21)	$3,352	$(58)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$436	$(2)	$436	$(2)
Corporate notes	—	—	1,494	(6)	1,494	(6)
Collateralized mortgage obligations	1,486	(10)	3,810	(92)	5,296	(102)
Mortgage-backed securities	922	(7)	1,438	(12)	2,360	(19)
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	250	—	250	—
	$2,408	$(17)	$7,428	$(112)	$9,836	$(129)

At June 30, 2020 and December 31, 2019, the investment portfolio included two U.S. Government securities with total fair values of $411,000 and $436,000, respectively. There were no securities in an unrealized loss position as of June 30, 2020. As of December 31, 2019, there were two securities in an unrealized loss position. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of June 30, 2020 and December 31, 2019, management found no evidence of OTTI on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2020 and December 31, 2019, the investment portfolio included nine corporate notes, respectively with total fair values of $6.0 million and $5.6 million at the end of each of period, respectively. Of these securities, three were in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively. At the time of purchase and as of June 30, 2020 and December 31, 2019, the three bonds in an unrealized loss position continue to maintain investment grade ratings. As of June 30, 2020, and December 31, 2019, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2020 and December 31, 2019, the investment portfolio included twenty-nine and thirty collateralized mortgage obligations (“CMOs”) with total fair values of $5.6 million and $6.5 million, respectively. Of these securities, ten and twenty-seven were in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2020, and December 31, 2019, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2020 and December 31, 2019, the investment portfolio included thirteen mortgage backed securities (“MBS”) with a total fair value of $3.6 million and $4.1 million, respectively. There were no securities in an unrealized loss position as of June 30, 2020.  As of December 31, 2019, seven securities were in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2020, and December 31, 2019, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2020 and December 31, 2019, the investment portfolio included four and five municipal securities with a total fair value of $1.8 million and $2.1 million for both periods. Of these securities, zero were in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of June 30, 2020 and December 31, 2019, continue to maintain investment grade ratings. As of June 30, 2020 and December 31, 2019, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2020 and December 31, 2019, the investment portfolio included five and ten Bank Certificate of Deposits (“CDs”) with a total fair value of $1.3 million and $2.5 million, respectively. As of June 30, 2020, there were no securities in an unrealized loss position. As of December 31, 2019, one of these securities was in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of June 30, 2020 and December 31, 2019, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at June 30, 2020, and December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at June 30, 2020, and December 31, 2019:

	June 30, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At June 30, 2020 and December 31, 2019, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Residential:
One-to-four family	$168,047	$197,547
Home equity and HELOCs	4,085	4,383
Commercial:
Commercial real estate	44,802	35,188
Commercial business	13,962	11,119
SBA PPP loans	73,188	—
Construction	2,464	784
Consumer:
Medical education	5,660	6,097
Other	27	8

	312,235	255,126

Unearned discounts, origination and commitment fees and costs, net	(827)	1,343
Allowance for loan losses	(1,845)	(1,437)

	$309,563	$255,032

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2020, the balance of the private education loans was $5.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2020, there were three loans with a balance of approximately $61,000 that are past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $27,000 and $8,000 at June 30, 2020, and December 31, 2019, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended June 30, 2020 and 2019.

Allowance for Loan Losses	For the three months ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$760	$—	$—	$8	$768	$—	$768
Home equity and HELOCs	13	—	—	26	39	—	39
Commercial:
Commercial real estate	269	—	—	63	332	—	332
Commercial business	154	—	—	3	157	—	157
SBA PPP loans	—	—	—	—	—	—	—
Construction	22	—	—	5	27	—	27
Consumer:
Medical education	331	(154)	—	161	338	—	338
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	184	184	—	184

	$1,549	$(154)	$—	$450	$1,845	$—	$1,845

Allowance for Loan Losses	For the three months ended June 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$729	$—	$3	$(21)	$711	$—	$711
Home equity and HELOCs	46	—	—	—	46	—	46
Commercial:
Commercial real estate	61	—	—	38	99	—	99
Commercial business	66	—	—	42	108	13	95
Construction	15	—	—	(7)	8	—	8
Consumer:
Medical education	138	(164)	—	236	210	—	210
Other	—	—	1	(1)	—	—	—

	$1,055	$(164)	$4	$287	$1,182	$13	$1,169

The following tables summarize the activity in the allowance for loan losses by loan class for the six months ended June 30, 2020 and 2019.

Allowance for Loan Losses	For the six months ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$701	$—	$—	$67	$768	$—	$768
Home equity and HELOCs	44	—	—	(5)	39	—	39
Commercial:
Commercial real estate	229	—	—	103	332	—	332
Commercial business	122	—	—	35	157	—	157
SBA PPP loans	—	—	—	—	—	—	—
Construction	8	—	—	19	27	—	27
Consumer:
Medical education	333	(154)	1	158	338	—	338
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	184	184	—	184

	$1,437	$(154)	$1	$561	$1,845	$—	$1,845

Allowance for Loan Losses	For the six months ended June 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$722	$—	$3	$(14)	$711	$—	$711
Home equity and HELOCs	46	—	—	—	46	—	46
Commercial:
Commercial real estate	59	—	—	40	99	—	99
Commercial business	59	—	—	49	108	13	95
Construction	13	—	—	(5)	8	—	8
Consumer:
Medical education	56	(305)	—	459	210	—	210
Other	1	—	—	(1)	—	—	—

	$956	$(305)	$3	$528	$1,182	$13	$1,169

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

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of June 30, 2020 and December 31, 2019:

June 30, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$168,047	$933	$167,114
Home equity and HELOCs	4,085	—	4,085
Commercial
Commercial real estate	44,802	309	44,493
Commercial business	13,962	108	13,854
SBA PPP loans	73,188	—	73,188
Construction	2,464	—	2,464
Consumer:
Medical education	5,660	—	5,660
Other	27	—	27

	$312,235	$1,350	$310,885

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$197,547	$1,566	$195,981
Home equity and HELOCs	4,383	308	4,075
Commercial
Commercial real estate	35,188	317	34,871
Commercial business	11,119	120	10,999
Construction	784	—	784
Consumer:
Medical education	6,097	—	6,097
Other	8	—	8
	$255,126	$2,311	$252,815

The following table summarizes information about impaired loans by loan portfolio class as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$933	$1,039	$—	$1,566	$1,703	$—
Home equity and HELOCs	—	—	—	308	308	—
Commercial:
Commercial real estate	309	309	—	317	317	—
Commercial business	108	108	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
	1,350	1,456	—	2,191	2,328	—
With an allowance recorded
Commercial:
Commercial business	—	—	—	120	121	12
	—	—	—	120	121	12
	$1,350	$1,456	$—	$2,311	$2,449	$12

The following table presents additional information regarding the impaired loans for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,236	$—	$1,568	$—
Home equity and HELOCs	140	—	192	—
Commercial:
Commercial real estate	311	5	355	2
Commercial business	111	2	—	—
Consumer:
Medical education	—	—	—	—
	1,798	7	2,115	2
With an allowance recorded
Commercial business	—	—	134	2
	—	—	134	2
	$1,798	$7	$2,249	$4

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $14,000 and $36,000 for the three months ended June 30, 2020, and 2019, respectively.

The following table presents additional information regarding the impaired loans for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,346	$—	$1,568	$—
Home equity and HELOCs	196	—	192	—
Commercial:
Commercial real estate	313	11	355	9
Commercial business	114	3	—	—
	1,969	14	2,115	9
With an allowance recorded
Commercial business	—	—	134	4
	—	—	134	4
	$1,969	$14	$2,249	$13

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $38,000 and $58,000 for the six months ended June 30, 2020, and 2019, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2020, and December 31, 2019:

	June30,	December 31,
(Dollars in thousands)	2020	2019
Residential:
One-to-four family	$1,047	$1,686
Home equity and HELOCs	—	308
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Construction	—	—
Consumer:
Medical education	1,728	1,710
Other	—	—

	$2,775	$3,704

Credit quality risk ratings include regulatory classifications of Special Mention, Substandard, Doubtful and Loss.  Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months.

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2020, and December 31, 2019:

	June 30, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$167,000	$—	$1,047	$—	$168,047
Home equity and HELOCs	4,085	—	—	—	4,085
Commercial:
Commercial real estate	44,294	199	309	—	44,802
Commercial business	13,789	—	173	—	13,962
SBA PPP Loans	73,188	—	—	—	73,188
Construction	2,464	—	—	—	2,464
Consumer:
Medical education	3,932	—	1,728	—	5,660
Other	27	—	—	—	27

	$308,779	$199	$3,257	$—	$312,235

	December 31, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$195,861	$—	$1,686	$—	$197,547
Home equity and HELOCs	4,075	—	308	—	4,383
Commercial:
Commercial real estate	34,667	204	317	—	35,188
Commercial business	10,924	—	195	—	11,119
Construction	784	—	—	—	784
Consumer:
Medical education	4,387	—	1,710	—	6,097
Other	8	—	—	—	8
	$250,706	$204	$4,216	$—	$255,126

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2020, and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$676	$158	$274	$1,108	$166,939	$168,047	$—
Home equity and HELOCs	109	1	—	110	3,975	4,085	—
Commercial:
Commercial real estate	—	—	—	—	44,802	44,802	—
Commercial business	109	—	—	109	13,853	13,962	—
SBA PPP loans	—	—	—	—	73,188	73,188	—
Construction	—	—	—	—	2,464	2,464	—
Consumer:
Medical education	194	618	61	873	4,787	5,660	—
Other	—	—	—	—	27	27	—

	$1,088	$777	$335	$2,200	$310,035	$312,235	$—

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$365	$94	$359	$818	$196,729	$197,547	$—
Home equity and HELOCs	—	—	—	—	4,383	4,383	—
Commercial:
Commercial real estate	—	—	—	—	35,188	35,188	—
Commercial business	—	—	—	—	11,119	11,119	—
Construction	—	—	—	—	784	784	—
Consumer:
Medical education	103	53	709	865	5,232	6,097	—
Other	—	—	—	—	8	8	—

	$468	$147	$1,068	$1,683	$253,443	$255,126	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. As of June 30, 2020, we had processed 73 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $23.0 million in connection with the COVID-19 relief provided by the CARES Act.

As of June 30, 2020, and December 31, 2019, the Company had two loans identified as TDRs totaling $243,000 and $259,000, respectively.  At June 30, 2020, and December 31, 2019, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three and six months ended June 30, 2020 and 2019. No additional loan commitments were outstanding to these borrowers at June 30, 2020, and December 31, 2019. At June 30, 2020, there was no specific reserves related to the TDRs. At December 31, 2019, there was a specific reserve of $12,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2020:

	As of June 30, 2020
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$135	$—	$135
Commercial business	1	108	—	108
Total	2	$243	$—	$243

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$139	$—	$139
Commercial business	1	120	—	120
Total	2	$259	$—	$259

The carrying amount of residential mortgage loans in the process of foreclosure was $387,000 and $403,000 at June 30, 2020 and December 31, 2019, respectively.

5. MORTGAGE SERVICING RIGHTS

During the quarter ending June 30, 2020, the Company sold a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of June 30, 2020, the value of the mortgage servicing rights associated with the loan sales totaled $508,000 .  These loans were sold to the third party with mortgage servicing rights retained on a non-recourse basis.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; and accounting for and remitting principal and interest payments to the investor.  Servicing income, which includes late and ancillary fees, was $7,000  for the three and six months ended June 30, 2020. Servicing income is recorded in non-interest income in the Company’s consolidated statements of income.

For the three and six months ended June 30, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance at Beginning of Period	$—	$—
Servicing Rights that Resulted From Asset Transfers	514	514
Amortization	(6)	(6)
Valuation Allowance Provision	—	—
Balance at End of Period	$508	$508

Valuation Allowance:
Balance at Beginning of Period	$—	$—
Valuation Allowance Provision	—	—
Balance at End of Period	$—	$—

Fair Value of Mortgage Servicing Rights Accounted for under the Amortization Method
Beginning of Period	$—	$—
End of Period	$543	$543

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2020 were as follows:

June 30, 2020
Long run Constant Prepayment Rate	10.24%
Weighted-Average Life (in years)	26.3
Weighted-Average Note Rate	3.296%
Weighted-Average Discount Rate	9.25%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of June 30, 2020, and December 31, 2019. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of June 30, 2020, and December 31, 2019 (in thousands):

June 30, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,681	$103,751
Forward loan sales commitments	Mortgage banking derivatives	35	934
To Be Announced securities ("TBAs")	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$91	$14,594
Forward loan sales commitments	Other liabilities	27	5,231
TBA securities	Other liabilities	56	14,500

December 31, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$810	$25,059
Forward loan sales commitments	Mortgage banking derivatives	389	11,036
TBA securities	Mortgage banking derivatives	5	3,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$25	$3,820
Forward loan sales commitments	Other liabilities	45	10,595
TBA securities	Other liabilities	56	24,500

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended June 30, 2020 and 2019 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	June 30, 2020	June 30, 2019
Interest rate lock commitments	Gain from derivative instruments	$683	$393
Forward loan sales commitments	(Loss) gain from derivative instruments	(202)	404
TBA securities	Gain (loss) from derivative instruments	599	(28)
	Total gain from derivative instruments	$1,080	$769

		Gain/(Loss)
	Consolidated Statements of Income	Six Months Ended
	Presentation	June 30, 2020	June 30, 2019
Interest rate lock commitments	Gain from derivative instruments	$1,805	$846
Forward loan sales commitments	(Loss) gain from derivative instruments	(336)	390
TBA securities	Loss from derivative instruments	(5)	(72)
	Total gain from derivative instruments	$1,464	$1,164

7. FAIR VALUE PRESENTATION

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$411	$—	$411
Corporate notes	—	2,021	3,961	5,982
Collateralized mortgage obligations - agency residential	—	5,559	—	5,559
Mortgage-backed securities - agency residential	—	3,646	—	3,646
Municipal securities	—	1,768	—	1,768
Bank CDs	—	1,273	—	1,273
Loans held for sale	—	43,485	—	43,485
Interest rate lock commitments	—	—	2,681	2,681
Forward loan sales commitments	—	35	—	35
TBA securities	—	—	—	—
	$—	$58,198	$6,642	$64,840

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$436	$—	$436
Corporate notes	—	2,510	3,059	5,569
Collateralized mortgage obligations - agency residential	—	6,464	—	6,464
Mortgage-backed securities - agency residential	—	4,063	—	4,063
Municipal securities	—	2,117	—	2,117
Bank CDs	—	2,507	—	2,507
Loans held for sale	—	37,876	—	37,876
Interest rate lock commitments	—	—	810	810
Forward loan sales commitments	—	389	—	389
TBA securities	—	5	—	5
	$—	$56,367	$3,869	$60,236

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of June 30, 2020, and December 31, 2019.

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$91	$91
Forward loan sales commitments	—	27	—	27
TBA securities	—	56	—	56
	$—	$83	$91	$174

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$25	$25
Forward loan sales commitments	—	45	—	45
TBA securities	—	56	—	56
	$—	$101	$25	$126

There were no assets measures at a fair value on a recurring basis at June 30, 2020 and December 31, 2019.

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: April 1, 2020	$3,033	$1,939	$(32)
Total unrealized losses:
Included in other comprehensive income	28	—	—
Total gains or (losses) included in earnings and held at reporting date	—	742	(59)
Purchases, sales and settlements	900
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2020	$3,961	$2,681	$(91)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2020	—	742	(59)
Change in unrealized gains for the period included other comprehensive income for assets held as of June 30, 2020	$28	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total unrealized losses:
Included in other comprehensive income	2	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1,871	(66)
Purchases, sales and settlements	900
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2020	$3,961	$2,681	$(91)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2020	—	1,871	(66)
Change in unrealized gains for the period included other comprehensive income for assets held as of June 30, 2020	$2	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: April 1, 2019	$492	$680	$(27)
Total unrealized losses:
Included in other comprehensive income	38	—	—
Total gains or (losses) included in earnings and held at reporting date	—	420	(27)
Transfers in and/or out of Level 3	2,500	—	—
Ending Balance: June 30, 2019	$3,030	$1,100	$(54)

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2019	$494	$218	$(18)
Total unrealized losses:
Included in other comprehensive income	36	—	—
Total gains or (losses) included in earnings and held at reporting date	—	882	(36)
Transfers in and/or out of Level 3	2,500	—	—
Ending Balance: June 30, 2019	$3,030	$1,100	$(54)

At June 30, 2020, the Company has classified $4.0 million of Corporate notes as Level 3. The fair value of $1.1 million of Corporate notes includes an adjustable rate corporate security and sub-debt bond. The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from $97.55 to $106.60.  In addition, classified as Level 3 are two sub-debt bonds with a fair value of $2.9 million. The Company’s methodology to value the two sub-debt bonds is to obtain market values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. The weighted average of the market quotes applied is $102. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable

At June 30, 2020, the Company has classified $2.6 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 67% to 100%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at June 30, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$1,061	Pricing model	Offered quotes	$97.55-$106.60	$102.45
	$2,900	Market comparable securities	Offered quotes	$101.63	$101.63
Net derivative asset and liability:
IRLC	$2,590	Discounted cash flows	Pull-through rates	67%-100%	82%

There were no assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,651	$28,651	$28,651	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	309,563	319,530	—	—	319,530
Bank-owned life insurance	6,331	6,331	6,331	—	—
Restricted investment in bank stock	1,618	1,618	1,618	—	—
Accrued interest receivable	1,251	1,251	1,251	—	—
Mortgage servicing rights	508	543	—	—	543
Liabilities:
Deposits	$300,571	$302,512	$247,858	$54,654	$—
Advances from the FHLB	27,000	27,684	—	27,684	—
Federal Reserve PPPLF advances	47,834	47,834	—	47,834	—
Advances from borrowers for taxes and insurance	2,492	2,492	2,492	—	—
Accrued interest payable	103	103	103	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,625	$20,625	$20,625	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	255,032	254,884	—	—	254,884
Bank-owned life insurance	6,255	6,255	6,255	—	—
Restricted investment in bank stock	1,552	1,552	1,552	—	—
Accrued interest receivable	967	967	967	—	—
Liabilities:
Deposits	$283,767	$284,055	$215,471	$68,584	$—
Advances from the FHLB	27,000	27,333	—	27,333	—
Advances from borrowers for taxes and insurance	2,138	2,138	2,138	—	—
Accrued interest payable	305	305	305	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended June 30, 2020 and June 30, 2019.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning period	$71	$(302)	$(18)	$(548)
Unrealized holding gain on available-for-sale securities before reclassification	186	375	275	624
Amount reclassified for investment securities gains included in net income	(99)	(3)	(99)	(6)
Net current-period other comprehensive income	87	372	176	618
Balance at ending period	$158	$70	$158	$70

(1)

All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% and 29.5% and 29.5% for the three and six months ended June 30, 2020 and 2019, respectively.

The following table present reclassifications out of AOCI by component for the three and six months ended June 30, 2020 and June 30, 2019.

	For the three months ended June 30, 2020	For the three months ended June 30, 2019

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$141	$4	Gain on sale of available-for-sale securities, net
Tax Effect	(42)	(1)	Income tax expense
	$99	$3

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$141	$8	Gain on sale of available-for-sale securities, net
Tax Effect	(42)	(2)	Income tax expense
	$99	$6

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive income (loss), See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2020, there were 216,400 stock options outstanding of which 59,600 of the stock options were vested and exercisable at June 30, 2020. At June 30, 2020, there 87,000 restricted stock shares outstanding of which 24,140 restricted stock shares were vested and exercisable at June 30, 2020. The 216,400 stock options outstanding and 62,860 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three and six months ended June 30, 2020 as their effect would have been anti-dilutive. At June 30, 2019, there were 218,000 stock options outstanding and 87,000 restricted stock shares outstanding which 30,080 and 11,680 of the stock options and restricted stock shares were vested and exercisable at June 30, 2019. The 218,000 stock options outstanding and 75,320 restricted stock awards outstanding were not included in the computation of diluted net income per share for the three and six months ended June 30, 2019, as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2020	2019	2020	2019
Net income	$1,496,000	$408,000	$1,645,000	$470,000
Weighted average number of shares issued	2,270,725	2,260,993	2,270,452	2,259,136
Less weighted average number of treasury shares	(26,449)	(39)	(14,468)	(20)
Less weighted average number of unearned ESOP shares	(144,772)	(153,500)	(145,863)	(154,585)
Less weighted average number of unvested restricted stock awards	(63,951)	(68,858)	(65,501)	(68,529)
Basic weighted average shares outstanding	2,035,553	2,038,596	2,044,620	2,036,002
Add dilutive effect of stock options	—	—	—	—
Add dilutive effect of restricted stock awards	—	—	—	—
Diluted weighted average shares outstanding	2,035,553	2,038,596	2,044,620	2,036,002

Net income per share:
Basic	$0.73	$0.20	$0.80	$0.23
Diluted	$0.73	$0.20	$0.80	$0.23

10. EMPLOYEE BENFITS

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2020, there were 497 shares available for future awards under this plan, which includes 212 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

Stock option expense was $15,000 and $30,000 for the three months and six months ended June 30, 2020 and $14,000 and $28,000 for the three months and six months ended June 30, 2019, respectively. At June 30, 2020, total unrecognized compensation cost related to stock options was $308,000.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2020 and June 30, 2019 was as follows:

	June 30, 2020				June 30, 2019
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	218,000	$14.92	8.6	$452,400	188,000	$14.80	9.4	$33,840
Granted	—	—	—	—	30,000	15.71	9.9	—
Exercised	(1,600)	14.80	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, June 30	216,400	$14.93	8.1	$—	218,000	$14.92	9.1	$61,040
Exercisable, June 30	59,600	$14.87	8.1	$—	30,080	$14.80	9.0	$8,422

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30,
2019
Dividend yield	3.14%-3.29%
Expected life	10 years
Expected volatility	19.68%-24.07%
Risk-free interest rate	1.96%-2.56%
Weighted average grant date fair value	$2.39-$2.98

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

Restricted stock expense for the three months ended June 30, 2020 and June 30, 2019 was $47,000 and $46,000, respectively. Restricted stock expense for the six months ended June 30, 2020 and June 30,

2019 was $94,000 and $91,000, respectively. At June 30, 2020, the expected future compensation expense relating to non-vested restricted stock outstanding was $938,000.

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2020 and June 30, 2019 was as follows:

	June 30, 2020		June 30, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	75,320	$14.97	73,000	$14.80
Vested	(12,460)	14.97	(11,680)	14.80
Granted	—	—	14,000	15.72
Forfeited	—	—	—	—
Non-vested at June 30	62,860	$14.97	75,320	$14.97

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $8.1 million at June 30, 2020, for which the Company received no fees for customer services for the three months ended June 30, 2020, and approximately $2,000 for the six months ended June 30, 2020. For the three and six months ended June 30, 2019, we received approximately $2,000 and $7,000 in fees for customer service for related party balances.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement terminated on December 31, 2019. The Company has paid $15,000 and $30,000 in consulting fees to the director for three and six months ended June 30, 2019.

12. REVENUE RECOGNITION

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

The following table presents noninterest income for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-Interest Income
In-scope of Topic 606:
Fee income	$—	$1	$3	$7
Insufficient fund fees	7	15	23	26
Other service charges	22	20	40	31
ATM interchange fee income	2	2	4	4
Other income	1	3	1	2
Total Non-Interest Income (in-scope of Topic 606)	$32	$41	$71	$70

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$38	$40	$76	$79
Gain on sale of loans, net	2,327	407	3,956	1,297
Gain on sale of available-for-sale securities	141	4	141	8
Gain from derivative instruments	1,080	769	1,464	1,164
Change in fair value for loans held-for-sale	287	682	293	306
Other	40	1	88	6
Total Non-Interest Income (out-scope of Topic 606)	3,913	1,903	6,018	2,860
Total Non-Interest Income (in-scope of Topic 606)	32	41	71	70
Total Noninterest Income	$3,945	$1,944	$6,089	$2,930

13. Leases

On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases.

The majority of the Company’s leases are comprised of operating leases for real estate property for branches and office spaces with terms extending through 2039. The operating lease agreements are recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company elected not to include short-term leases with initial terms of twelve months or less on the consolidated statements of financial condition.

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		June 30, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,937	$5,979
Total Lease Right-of-Use Assets		$7,937	$5,979

		June 30, 2020	December 31, 2019
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$8,117	$6,023
Total Lease Liabilities		$8,117	$6,023

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

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	12.8	12.7
Weighted-average discount rate
Operating leases	2.23%	2.34%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Operating lease cost	$150	$282
Short-term lease cost	3	21
Total	$153	$303

Future minimum payments for operating leases as of June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Twelve Months Ended:
Within one year	$714	$440
After one but within two years	789	632
After two but within three years	777	583
After three but within four years	790	594
After four but within five years	761	596
After five years	5,562	4,164
Total Future Minimum Lease Payments	9,393	7,009
Amounts Representing Interest	(1,276)	(986)
Present Value of Net Future Minimum Lease Payments	$8,117	$6,023

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of coronavirus COVID-19 on our operations, current customers and the economy in general, changes in the interest rate environment, increases in nonperforming loans, legislative and regulatory changes that adversely affect the business of the Company, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Philadelphia, Pennsylvania, a sales office in Doylestown, Pennsylvania and Wilmington, Delaware and a loan origination office in Montgomeryville, Pennsylvania. Our business banking office is located in Philadelphia, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania and New Castle Counties in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), Federal Home Loan Bank, (“FHLB”) advances and principal and interest payments on loans and securities.

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

Business Continuity Plan

During March 2020, management launched its previously developed Business Continuity Plan in response to the COVID-19 pandemic. Initially, the Company implemented drive-up service only, increased the use of virtual and distance communications with customers and employees, and mandated expansive work at home procedures for employees.

By end of June 2020, our employees began returning to their offices on a rotating basis and the branch lobby services have been reopened to accommodate customers’ needs. This gradual process was met with close adherence to health and safety-related requirements.

To date, the Company has not had any employee layoffs or furloughs and presently does not anticipate future furloughs or layoffs related to the COVID-19 pandemic.

Paycheck Protection Program

In April 2020, our team in business banking and retail began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of June 30, 2020, the Company had received over 450 applications from new and existing customers with an outstanding balance of $73.2 million and received approximately $2.3 million in processing fee income. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated if the loan is forgive. For the three months ended, the Company recognized approximately $138,000 in interest income. The PPP loans have a two-year term and earn interest at 1%. The Company funded these short-term loans primarily from available liquidity through participation in the Federal Reserve’s PPLF. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses if any are anticipated to be immaterial.

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of June 30, 2020, the Company had the following sources of liquidity available:

At June 30,
2020
Sources of Liquidity:	(Dollars in thousands)
Cash and cash equivalents	$28,651
Market value of unencumbered securities	12,134
PPPLF availability	25,362
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	125,417
Total sources of liquidity	$191,564

In addition as of June 30, 2020, the Company also had access to $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and a $1.3 million line of credit with Federal Reserve Bank of

Philadelphia. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At June 30, 2020, the Bank’s exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 13.8%, tier 1 capital (to risk-weighted assets) was 14.7%, tier capital (to average assets) was 8.2%, and tier 1 common equity (to risk-weighted assets) was 13.7%.

Deferral Requests

The Company has worked with the customers impacted by COVID-19 to provide short-term assistance up to six months in accordance with regulatory guidelines.  Commercial borrowers requesting assistance have been offered either a 90-day principal and interest deferral or a 90-day interest only with a potential deferral of up to two additional months.  These deferrals do not constitute TDRS under the Cares Act as they met the requirements under section 4013. Residential borrowers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral. As of June 30, 2020, the Company had processed 73 deferral requests, representing $29.0 million in total outstanding loans. Management expects deferral requests could continue throughout the 2020.

The following table provides a breakdown of loans deferred under the payment deferral program by category as of June 30, 2020:

At June 30,
2020
(Dollars in thousands)
Residential one-to-four family	$21,328
Commercial real estate	4,511
Commercial business	3,168
Total loans outstanding	$29,007

Loan Portfolio Analysis

Certain industries are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides the outstanding exposure in regard to the Company’s commercial loan portfolio by type as of June 30, 2020.

	At June 30, 2020
	(Dollars in thousands)
Type of Loan	Number of loans	Balance	% Gross Loans
Residential non-owner occupied	60	$32,498	10.5%
Nonresidential buildings	18	12,637	4.1%
Other real estate properties	7	3,212	1.0%
Residential building construction	8	2,849	0.9%
Restaurants and Food Service	18	2,083	0.7%
Religious Organizations	5	1,197	0.4%
Total outstanding exposure	116	$54,476	17.6%

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-KT, for the six-month transition period ended December 31, 2019.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2020, and December 31, 2019, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-KT, for the six-month transition period ended December 31, 2019.

Comparison of Statements of Financial Condition at June 30, 2020 and at December 31, 2019

Total Assets

Total assets increased $70.1 million, or 19.8% to $424.7 million at June 30, 2020, from $354.6 million at December 31, 2019. The growth in total assets was primarily due to increases of $54.6 million in loans receivable, $8.0 million in cash and cash equivalents, $5.6 million in loans held for sale and $1.9 million in the operating lease right-of-use asset and $1.5 million in the mortgage banking derivatives offset by a decrease of $2.6 million in available-for-sale investment securities.

Cash and cash equivalents

Cash and cash equivalents increased $8.0 million, to $28.6 million at June 30, 2020, from $20.6 million at December 31, 2019, with the expectation that excess liquidity will be used to fund growth of the loan portfolio.

Investment Securities

Investment securities decreased $2.6 million or 12.3%, to $18.6 million at June 30, 2020, from $21.2 million at December 31, 2019. The decrease was primarily due to $8.1 million in proceeds from sales and maturities and principal repayments offset by purchases of $5.2 million during the six months ended June 30, 2020, and a $250,000 increase in net unrealized gain on available-for-sale.

Net Loans

Net loans increased $54.6 million to $309.6 million at June 30, 2020, from $255.0 million at December 31, 2019. In April 2020, the Company begin participating in the PPP program and processed over 450 applications with an outstanding balance of $73.2 million as of June 30, 2020. Commercial real estate loans increased by $9.6 million to $44.8 million at June 30, 2020, from $35.2 million at December 31, 2019, primarily as a result of originations from the business banking division, whose continued focus is growth of the commercial lending and commercial business loan portfolios. Commercial business loans increased by $2.9 million to $14.0 million at June 30, 2020, from $11.1 million at December 31, 2019. The construction loans increased $1.7 million to $2.5 million at June 30, 2020, from $784,000 at December 31, 2019. Offsetting these increases was a $29.5 million decrease in one- to four-family residential real estate loans from $197.5 million at December 31, 2019, to $168.0 million at June 30, 2020, and a $298,000 decrease in home equity and HELOC loans from $4.4 million at December 31, 2019, to $4.1 million at June 30, 2020.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2020, the balance of the private education loans was $5.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2020, there were three loans with a balance of approximately $61,000 that are past due 90 days or more.

Loans Held For Sale

Loans held for sale increased $5.6 million to $43.5 million at June 30, 2020, from $37.9 million at December 31, 2019, as a result of an increase in the pipeline of one- to four family residential real estate loans.

Deposits

Deposits increased $16.8 million, or 5.9%, to $300.6 million at June 30, 2020, from $283.8 million at December 31, 2019. The increase was primarily because $32.4 increase in our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) to $247.9 million at June 30, 2020, from $215.5 million at December 31, 2019. Offsetting this increase was a $15.6 million, or 22.8% decrease in certificates of deposit to $52.7 million at June 30, 2020, from $68.3 million at December 31, 2019. The decrease of $15.6 million in certificate in deposits was primarily the result of a $12.5 million decrease in certificate of deposits issued through a broker which have a higher cost of funds and a $3.1 million decrease in retail certificates of deposits.

Advances from the Federal Reserve’s Paycheck Protection Program Liquidity Facility

During the second quarter of 2020, the Company utilized the Federal Reserve’s PPPLF to fund a portion of PPP loans. As of June 30, 2020, the Company had $47.8 million in PPPLF advances outstanding.

Total Shareholders’ Equity

Total shareholders’ equity increased $1.7 million, or 5.1% to $35.3 million at June 30, 2020 compared to $33.6 million at December 31, 2019, primarily as a result of net income of $1.6 million for the six months ended June 30, 2020, share based compensation expense of $124,000, other comprehensive income of $176,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio.  In addition, ESOP shares committed to be released totaling $65,000 and a stock option exercise of $24,000 contributed to the increase of total shareholders’ equity. Offsetting these increases was $376,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

Comparison of Statements of Income for the Three Months Ended June 30, 2020 and June 30, 2019

General

Net income increased $1.1 million to $1.5 million for the three months ended June 30, 2020 from $408,000 for the three months ended June 30, 2019.  The increase in net income for the three months ended June 30, 2020, was primarily due to an increases of $2.0 million in non-interest income and $549,000 in net interest income offset by increases of $835,000 million in non-interest expense, $464,000 in income tax expense and $163,000 increase in provision for loan losses.

Interest Income

Total interest income increased $469,000, or 16.4%, to $3.3 million for the three months ended June 30, 2020, from $2.9 million for the three months ended June 30, 2019.  The increase was primarily the result of an increase in interest and fees on loans of $650,000 offset by a decrease in interest on investment securities of $123,000 and a decrease in interest on interest-earning deposits with banks of $54,000.  Total average interest-earning assets increased $66.1 million to $373.3 million for the three months ended June 30, 2020, from $307.2 million for the same period in 2019. The increase was primarily as a result of an increase in the average balance of loans of $71.7 million and $12.0 million in average balance of interest-earning deposits with banks partially offset by a decrease of $18.4 million in the average balance of investment securities. The average yield on our interest-earning assets decreased 15 basis points to 3.57% for the three months ended June 30, 2020, as compared to 3.72% for the three months ended June 30, 2019.

Interest and fees on loans increased $650,000 to $3.2 million for the three months ended June 30, 2020 from $2.5 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $71.7 million, which increased to a total of $326.9 million for the three months ended June 30, 2020, from $255.2 million for the three months ended June 30, 2019. The increase in average loans was primarily a result of growth in the average balances of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans decreased 7 basis point to 3.88% for the three months ended June 30, 2020, versus 3.95% for the three months ended June 30, 2019.

Interest income on interest-earning deposits decreased by $54,000 to $15,000 for the three months ended June 30, 2020, from $69,000 for the three months ended June 30, 2019. The decrease was primarily due to a reduction in average yield on interest-earning deposits with banks of 219 basis points, to 0.26% for the three months ended June 30, 2020, from 2.45% for the three months ended June 30, 2019 as a result of a decline in interest rates following the COVID-19 pandemic. The targeted federal funds rate was cut to 0% on March 16th and the 10-year Treasury bond falling below 1.00% on March 3, 2020. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $12.0 million to $23.3 million for the three months ended June 30, 2020, from $11.3 million for the three months ended June 30, 2019.

Interest on investment securities decreased by $123,000 to $127,000 for the three months ended June 30, 2020, from $250,000 for the three months ended June 30, 2019, respectively. Interest on investment securities decreased as a result of a $76,000 decrease in income on taxable and non-taxable interest and dividend investments as well as a $47,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $39,000 for the three months ended June 30, 2020, from $86,000 for the three months ended June 30, 2019. The average yield on total securities decreased to 2.41% for the three months ended June 30, 2020, from 2.53% for the same period in 2019.  The average balance of investment securities decreased by $18.4 million to $21.1 million for the three months ended June 30, 2020, from $39.5 million for the three months ended June 30, 2019.

Interest Expense

Total interest expense decreased $80,000 to $758,000 for the three months ended June 30, 2020, from $838,000 for the three months ended June 30, 2019, primarily due to a $146,000 decrease in interest expense on deposits offset by an increase of $48,000 in interest expenses on advances from the FHLB and an $19,000 increase in interest expense on advances from the PPPLF.

Interest expense on deposits decreased $146,000 to $575,000 for the three months ended June 30, 2020, from $721,000 for the three months ended June 30, 2019, primarily as a result of a decrease of 30 basis points in the average cost of deposits from June 30, 2019, to 91 basis point from 121 basis points. Offsetting this decrease was an increase in the average balance of interest bearing deposits of $13.6 million from $238.8 million as of June 30, 2019, to $252.4 million as of June 30, 2020, and was primarily as a result of a $26.4 million increase in the average balance of our core deposit accounts offset by a decrease of $12.8 million in the average balance of our certificates of deposit. The average rate paid on money market deposits was flat at 0.72% for the three months ended June 30, 2020, from 0.71% for the three months ended June 30, 2019. The decrease in the balance of our certificates of deposits of $12.8 million from $72.4 million for the three months ended June 30, 2019 to $59.6 million for the three months ended June 30, 2020. This was primarily the result of a $15.7 million reduction in the average balance of certificates of deposit issued through brokers from $30.6 million for the three months ended June 30, 2019 to $14.9 million for the three months ended June 30, 2020, offset by an increase of $2.9 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 1.85% for the three months ended June 30, 2020 as compared to 2.13% for the three months ended June 30, 2019.

Interest expense on advances from the FHLB increased $48,000 to $164,000 for the three months ended June 30, 2020 from $116,000 for the three months ended June 30, 2019, primarily as a result of an increase in the average balance of the FHLB advances. The average balance of the FHLB advances increased $13.3 million to $34.7 million for the three months ended June 30, 2020, from $21.4 million for the three months ended June 30, 2019, primarily due to funding of the loan portfolio. Offsetting the increase in the average balance was a decrease of 28 basis points in the average rate on FHLB advances from 2.17% for the three months ended June 30, 2019, to 1.89% for the three months ended June 30, 2020.

Interest expense on advances from the PPPLF was $19,000 as the Company utilized this borrowing facility to fund the PPP loans during the three months ended June 30, 2020.

Net Interest Income

Net interest income increased $549,000 to $2.6 million for the three months ended June 30, 2020, from $2.0 million for the three months ended June 30, 2019. Our net interest-earning assets increased $26.5 million to $70.6 million for the three months ended June 30, 2020, from $44.1 million for the three months ended June 30, 2019. Our interest rate spread increased by 12 basis points to 2.57% for the three months ended June 30, 2020, from 2.45% for the three months ended June 30, 2019.  Our net interest margin increased by 12 basis points from 2.63% for the three months ended June 30, 2019, to 2.75% for the three months ended June 30, 2020.

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

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$326,936	$3,170	3.88%	$255,176	$2,520	3.95%
Interest-earning deposits with banks	23,301	15	0.26%	11,288	69	2.45%
Investment securities	21,101	127	2.41%	39,547	250	2.53%
Restricted investment in bank stock	1,935	16	3.31%	1,234	20	6.48%
Total interest-earning assets	373,273	3,328	3.57%	307,245	2,859	3.72%
Non-interest-earning assets	17,538			10,461
Total assets	$390,811			$317,706

Interest-bearing liabilities:
Demand deposits	$98,307	142	0.58%	$98,400	228	0.93%
Money market deposit accounts	42,847	77	0.72%	28,855	51	0.71%
Passbook and statement savings accounts	25,998	10	0.15%	27,675	16	0.23%
Checking accounts-Municipal	25,673	70	1.09%	11,472	41	1.43%
Certificates of deposit	59,619	276	1.85%	72,407	385	2.13%
Total deposits	252,444	575	0.91%	238,809	721	1.21%
Federal Home Loan Bank advances	34,675	164	1.89%	21,374	116	2.17%
Federal Reserve PPPLF advances	15,543	19	0.49%	—	—	—
Securities sold under agreements to repurchase	—	—	0.00%	3,002	1	0.13%
Total interest-bearing liabilities	302,662	758	1.00%	263,185	838	1.27%
Non-interest-bearing liabilities:
Checking	45,070			20,094
Other	8,848			2,451
Total liabilities	356,580			285,730
Shareholders' Equity	34,231			31,976
Total liabilities and Shareholders' equity	$390,811			$317,706

Net interest income		$2,570			$2,021
Interest rate spread (2)			2.57%			2.45%
Net interest-earning assets (3)	$70,611			$44,060
Net interest margin (4)			2.75%			2.63%
Average interest-earning assets to average interest-bearing liabilities			123.33%			116.74%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended June 30, 2020 vs 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$807	$(157)	$650
Interest-earning deposits with banks	101	(155)	(54)
Investment securities	(87)	(36)	(123)
Restricted investment in bank stock	17	(21)	(4)
Total interest-earning assets	838	(369)	469
Interest-bearing liabilities:
Demand deposits	—	(86)	(86)
Money market deposit accounts	23	3	26
Passbook and statement savings accounts	—	(6)	(6)
Checking accounts	61	(32)	29
Certificates of deposit	(27)	(82)	(109)
Total deposits	57	(203)	(146)
Federal Home Loan Bank advances	92	(44)	48
Federal Reserve PPPLF	—	19	19
Securities sold under agreements to repurchase	—	(1)	(1)
Total interest-bearing liabilities	149	(229)	(80)
Change in net interest income	$689	$(140)	$549

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

Provision for loan losses increased by $163,000 to $450,000 for the three months ended June 30, 2020, from $287,000 for the three months ended June 30, 2019, primarily as result of net charge-offs of $154,000 related to the medical education loans during the three months ended June 30, 2020. Non-performing loans decreased $929,000, or 25.1% from $3.7 million at December 31, 2019 to $2.8 million as of June 30, 2020, as a result of a decrease of $639,000 in one-to four-family residential real estate loans and $308,000 in home equity and HELOCs loans compared to December 31, 2019. During the three months ended June 30, 2020, there were $154,000 net charge-offs recorded. During the three months ended June 30, 2019, there were $160,000 in net charge-offs recorded. Due to the continued uncertainty of changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio.

Non-Interest Income

Non-interest income increased $2.0 million to $3.9 million for the three months ended June 30, 2020, from $1.9 million for the three months ended June 30, 2019. The increase in non-interest income compared to the same period in 2019 was primarily due to a $1.9 million increase in the gain on sale of loans, net, $311,000 increase on gain on derivative instruments offset by a $395,000 decrease in change in fair value of loans held for sale. The gain on sale of loans, net increased $1.9 million to $2.3 million for the three months ended June 30, 2020, compared to $407,000 for the three months ended June 30, 2019 primarily as a result of higher loan sales which increased $92.0 million from $38.8 million for the three months ended June 30, 2019, to $130.8 million for the three months ended June 30, 2020. The increase of $311,000 in gain on derivative instruments to $1.1 million for the three months ended June 30, 2020, from $769,000 from for the three months ended June 30, 2019 was a result of increased volume of locked loans associated with hedging. Offsetting these increases, was a $395,000 decrease in the change in fair value of loans held for sale from $682,000 for the three months ended June 30, 2019, to $287,000 for the three months ended June 30, 2020. Gain on sale of available-for-sale securities increased $137,000 to $141,000 for the three months ended June 30, 2020, from $4,000 gain on sale of available-for-sale securities for the three months ended June 30, 2019.

Non-Interest Expense

Non-interest expense increased $835,000 or 26.6% to $4.0 million for the three months ended June 30, 2020, from $3.1 million for the three months ended June 30, 2019. The increase for the three months ended June 30, 2020, compared to the three months of June 30, 2019, was primarily as a result of an increase of $455,000 in salaries and employee benefits, $249,000 in other expenses and $66,000 in occupancy expenses and $59,000 in data processing related operations costs.

Salaries and employee benefits expense increased by $455,000 to $2.4 million for the three months ended June 30, 2020, from $1.9 million for the three months ended June 30, 2019. Salaries increased as full time equivalent (FTE) employees increased to one-hundred as of June 30, 2020, from ninety-two as of June 30, 2019 primarily as a result of the expansion of the Company’s lending and business banking operations. The other expenses increased $249,000, or 54.4%, to $707,000 for the three months ended June 30, 2020, from $458,000 for the three months ended June 30, 2019, due to increased expenses related to organizational expenses as we continue to grow and expand into new markets. Occupancy expenses increased approximately $66,000 to $450,000 for the three months ended June 30, 2020 from $384,000 for the three months ended June 30, 2019, primarily as a result of an increase in rental expense due to the move of our headquarters to Doylestown, PA, as well as leases of additional offices space compared to the same period in 2019. In addition, depreciation expense increased approximately $38,000 primarily due to furniture and equipment placed in service during the three-months ended June 30, 2020, compared to the same period in 2019. Data processing related operations costs increased $59,000, or 31.6% to $246,000 for the three months ended June 30, 2020 from $187,000 for the three months ended June 30, 2019.

Income Tax Expense

Income tax expense was $590,000 for the three months ended June 30, 2020 compared to $126,000 in expense for the three months ended June 30, 2019. Federal income taxes included in total taxes for the three months ended June 30, 2020 and 2019 was $406,000 and $94,000, respectively, with effective federal tax rates of 19.4% and 17.6%. The increase in the effective tax rate for the three months ended June 30, 2020, compared to the same period a year ago reflected an increase in income before taxes.

For the three months ended June 30, 2020 and 2019, Pennsylvania state tax was $165,000 and $32,000, respectively with effective rate of 7.9% and 6.0%, respectively. The increase in the effective tax rate for the three months ended June 30, 2020, compared to the same period a year ago reflected an increase in income before taxes. In addition, for the three months ended June 30, 2020, New Jersey state tax was $19,000.

Comparison of Statements of Income for the Six Months Ended June 30, 2020 and June 30, 2019

General

Net income increased $1.2 million to $1.6 million for the six months ended June 30, 2020, from $470,000 for the six months ended June 30, 2019.  The increase in net income for the six months ended June 30, 2020, was primarily due to an increases of $3.2 million in non-interest income and $649,000 in net interest income offset by increases of $2.1 million in non-interest expense and $536,000 in income tax expense.

Interest Income

Total interest income increased $767,000, or 13.7%, to $6.4 million for the six months ended June 30, 2020, from $5.6 million for the three months ended June 30, 2019.  The increase was primarily the result of an increase in interest and fees on loans of $1.1 million offset by a decrease in interest on investment securities of $261,000 and a decrease in interest on interest-earning deposits with banks of $79,000.  Total average interest-earning assets increased $52.0 million to $356.5 million for the six months ended June 30, 2020, from $304.5 million for the same period in 2019. The increase was primarily as a result of an increase in the average balance of loans of $62.4 million and $9.8 million in average balance of interest-earning deposits with banks partially offset by a $21.0 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 11 basis points to 3.56% for the three months ended June 30, 2020, as compared to 3.67% for the three months ended June 30, 2019.

Interest and fees on loans increased $1.1 million to $5.9 million for the six months ended June 30, 2020, from $4.8 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $62.4 million, which increased to $309.5 million for the three months ended June 30, 2020, from $247.1 million for the three months ended June 30, 2019 primarily as a result of an increase in the average balance of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans decreased 9 basis point to 3.84% for the six months ended June 30, 2020, versus 3.93% for the three months ended June 30, 2019.

Interest income on interest-earning deposits decreased by $79,000 to $105,000 for the six months ended June 30, 2020, from $184,000 for the six months ended June 30, 2019. The decrease was primarily due to a decrease average yield on interest-earning deposits with banks decreased 171 basis points, to 0.88% for the six months ended June 30, 2020, from 2.59% for the six months ended June 30, 2019, due to decline in interest rates following the COVID-19 pandemic. The targeted federal funds rate was cut to 0% on March 16th and the 10-year Treasury bond falling below 1.00% on March 3, 2020. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $9.8 million to $24.0 million for the six months ended June 30, 2020, from $14.2 million for the six months ended June 30, 2019.

Interest on investment securities decreased by $261,000 to $260,000 for the six months ended June 30, 2020, from $521,000 for the six months ended June 30, 2019, respectively. Interest on investment securities decreased as a result of a $165,000 decrease in income on taxable and non-taxable interest and dividend investments as well as a $96,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $92,000 for the six months ended June 30, 2020, from $188,000 for the six months ended June 30, 2019. The average yield on total securities decreased to 2.44% for the six months ended June 30, 2020, from 2.47% for the same period in 2019.  The average balance of investment securities decreased by $21.0 million to $21.3 million for the six months ended June 30, 2020, from $42.3 million for the six months ended June 30, 2019 as cash flows from investments were redeployed into higher yielding loan balances.

Interest Expense

Total interest expense increased $118,000 to $1.7 million for the six months ended June 30, 2020, from $1.6 million for the six months ended June 30, 2019, primarily due to a $159,000 increase in interest expense on advances from the FHLB and a $19,000 increase in interest expense on advances from the PPPLF offset by $58,000 decrease in interest expense on deposits.

Interest expense on advances from the FHLB increased $159,000 to $320,000 for the six months ended June 30, 2020, from $161,000 for the six months ended June 30, 2019 primarily as a result of an increase in the average balance of the FHLB advances. The average balance of the FHLB advances increased $16.5 million to $31.4 million for the six months ended June 30, 2020, from $14.9 million for the six months ended June 30, 2019, primarily due to increase in funding requirements for the loan portfolio. Offsetting the increase in the average balance was a decrease in the average rate of 12 basis points from 2.16% for the six months ended June 30, 2019, to 2.04% for the six months ended June 30, 2020.

Interest expense on deposits decreased $58,000 to $1.4 million for the six months ended June 30, 2020, from $1.4 million for the six months ended June 30, 2019, primarily as the average cost of deposits decreased to 107 basis points for the six months ended June 30, 2020 from 115 basis points for the six months ended June 30, 2019. Offsetting this decrease, was an increase of $9.0 million in the average balance of interest bearing deposits from June 30, 2019. The increase in the average balance of interest bearing deposits of $9.0 million from $244.4 million as of June 30, 2019, to $253.4 million as of June 30, 2020, was primarily as a result of a $18.8 million increase in the average balance of our core deposit accounts offset by a decrease of $9.8 million in the average balance of our certificates of deposit. The average rate paid on money market deposits increased 8 basis points to 0.77% for the six months ended June 30, 2020, from 0.69% for the six months ended June 30, 2019. The decrease in the balance of our certificates of deposits of $9.8 million from $72.8 million for the six months ended June 30, 2019, to $63.0 million for the six months ended June 30, 2020, was primarily the result of a $11.6 million decrease in the average balance of certificates of deposit issued through brokers from $29.5 million for the six months ended June 30, 2019 to $17.9 million for the six months ended June 30, 2020, offset by an increase of $1.8 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 1.94% for the six months ended June 30, 2020, as compared to 2.05% for the six months ended June 30, 2019.

Net Interest Income

Net interest income increased $649,000 to $4.7 million for the six months ended June 30, 2020, from $4.0 million for the six months ended June 30, 2019. Our net interest-earning assets increased $19.9 million to $62.8 million for the six months ended June 30, 2020, from $42.9 million for the six months ended June 30, 2019. Our interest rate spread decreased by 6 basis points to 2.41% for the six months ended June 30, 2020 from 2.47%, for the six months ended June 30, 2019.  Our net interest margin was 2.62% for the six months ended June 30, 2020, compared to 2.64% for the six months ended June 30, 2019.

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

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$309,463	$5,946	3.84%	$247,086	$4,850	3.93%
Interest-earning deposits with banks	23,964	105	0.88%	14,225	184	2.59%
Investment securities	21,328	260	2.44%	42,260	521	2.47%
Restricted investment in bank stock	1,773	43	4.85%	950	32	6.74%
Total interest-earning assets	356,528	6,354	3.56%	304,521	5,587	3.67%
Non-interest-earning assets	17,175			10,493
Total assets	$373,703			$315,014

Interest-bearing liabilities:
Demand deposits	$99,704	396	0.79%	$99,745	437	0.88%
Money market deposit accounts	39,414	152	0.77%	31,219	108	0.69%
Passbook and statement savings accounts	25,771	22	0.17%	28,582	31	0.22%
Checking accounts-Municipal	25,499	172	1.35%	11,958	86	1.44%
Certificates of deposit	62,998	610	1.94%	72,847	748	2.05%
Total deposits	253,386	1,352	1.07%	244,351	1,410	1.15%
Federal Home Loan Bank advances	31,417	320	2.04%	14,882	161	2.16%
Federal Reserve PPPLF advances	8,945	19	0.42%	—	—	—
Securities sold under agreements to repurchase	—	—	0.00%	2,388	2	0.17%
Total interest-bearing liabilities	293,748	1,691	1.15%	261,621	1,573	1.20%
Non-interest-bearing liabilities:
Checking	37,218			19,073
Other	8,894			2,712
Total liabilities	339,860			283,406
Shareholders' Equity	33,843			31,608
Total liabilities and Shareholders' equity	$373,703			$315,014

Net interest income		$4,663			$4,014
Interest rate spread (2)			2.41%			2.47%
Net interest-earning assets (3)	$62,780			$42,900
Net interest margin (4)			2.62%			2.64%
Average interest-earning assets to average interest-bearing liabilities			121.37%			116.40%
(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended June 30, 2020 vs 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,290	$(194)	$1,096
Interest-earning deposits with banks	139	(218)	(79)
Investment securities	(250)	(11)	(261)
Restricted investment in bank stock	29	(18)	11
Total interest-earning assets	1,208	(441)	767
Interest-bearing liabilities:
Demand deposits	—	(41)	(41)
Money market deposit accounts	23	21	44
Passbook and statement savings accounts	(2)	(7)	(9)
Checking accounts-Municipal	97	(11)	86
Certificates of deposit	(75)	(63)	(138)
Total deposits	43	(101)	(58)
Federal Home Loan Bank advances	178	(19)	159
Federal Reserve PPPLF	—	19	19
Securities sold under agreements to repurchase	(1)	(1)	(2)
Total interest-bearing liabilities	220	(102)	118
Change in net interest income	$988	$(339)	$649
Provision for Loan Losses

Provision for loan losses increased by $33,000 to $561,000 for the six months ended June 30, 2020, from $528,000 for the six months ended June 30, 2019. Non-performing loans decreased $929,000, or 25.1% from $3.7 million at December 31, 2019, to $2.8 million as of June 30, 2020, as a result of a decreases of $639,000 in one-to four-family residential real estate loans and $308,000 in home equity and HELOCs loans compared to December 31, 2019. During the six months ended June 30, 2020, there were charge-offs recorded of $154,000 and $1,000 received in recoveries. During the six months ended June 30, 2019, there were $302,000 in net charge-offs recorded. Due to uncertainty of the changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio.

Non-Interest Income

Non-interest income increased $3.2 million to $6.1 million for the six months ended June 30, 2020, from $2.9 million for the six months ended June 30, 2019. The increase in non-interest income compared to the same period in 2019 was primarily due to a $2.7 million increase in the gain on sale of loans, net and a $300,000 increase in gain in fair value of loans held for sale. The gain on sale of loans, net increased $2.7 million to $4.0 million for the six months ended June 30, 2020, compared to $1.3 million for the six months ended June 30, 2019, primarily as a result of higher loan sales which increased $142.9 million from $67.3 million for the six months ended June 30, 2019, to $210.2 million for the six months ended June 30, 2020. The increase in fair value of loans held for sale of $300,000 for six months end June 30, 2020 compared to same period in 2019 was primarily due to an increase in the loans held for sale balance, from $37.9 million at June 30, 2019, to $43.5 million at June 30, 2020. In addition, gain on sale of available-for-sale securities, net increased $133,000 to $141,000 for six months ended June 30, 2020, from $8,000 for six months ended June 30, 2019.

Non-Interest Expense

Non-interest expense increased $2.1 million or 35.3% to $7.9 million for the six months ended June 30, 2020, from $5.8 million for the six months ended June 30, 2019. The increase was primarily as a result of an increase of $1.3 million in salaries and employee benefits, $451,000 in other expenses and $177,000 in occupancy expenses.

Salaries and employee benefits expense increased by $1.3 million to $4.8 million for the six months ended June 30, 2020, from $3.5 million for the six months ended June 30, 2019. Salaries increased as FTE employees increased to one-hundred FTEs as of June 30, 2020, from ninety-two June 30, 2019. The increase was primarily a result of the expansion of the Company’s lending and business banking operations. The other expenses increased $451,000 or 52.3%, to $1.3 million for the six months ended June 30, 2020, from $862,000 million for the six months ended June 30, 2019, due to increased expenses related to other consulting fees and organizational expenses as we continue to grow and expand into new markets. Occupancy expenses increased approximately $177,000 to $883,000 for the six months ended June 30, 2020, from $706,000 for the six months ended June 30, 2019, primarily because of an increase in rental expense due to the move of our headquarters to Doylestown, PA, as well as leases of additional offices space compared to the same period in 2019. In addition, depreciation expense increased approximately $75,000 primarily due to furniture and equipment placed in service during the six month ended June 30, 2020, compared to the same period in 2019.

Income Tax Expense

Income tax expense was $638,000 for the six months ended June 30, 2020, compared to $102,000 in expense for the six months ended June 30, 2019. Federal income taxes included in total taxes for the six months ended June 30, 2020 and 2019 was $444,000 and $91,000, respectively, with effective federal tax rates of 19.4% and 15.9%. The increase in the effective tax rate for the six months ended June 30, 2020, compared to the same period a year ago reflected an increase in income before taxes.

For the six months ended June 30, 2020 and 2019, Pennsylvania state tax was $176,000 and $11,000, respectively with effective rate of 7.7% and 1.9%, respectively. The increase in the effective tax rate for the six months ended June 30, 2020, compared to the same period a year ago reflected an increase in income before taxes. In addition, for the six months ended June 30, 2020, New Jersey state tax was $19,000.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.8 million, or 0.9% of total assets, at June 30, 2020. There were no non-accruing troubled debt restructurings at June 30, 2020 and December 31, 2019. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at June 30, 2020 and at December 31, 2019.

	At June 30,	At December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,047	$1,686
Home equity & HELOCs	—	308
Consumer:
Medical education	1,728	1,710
Total non-accrual loans	2,775	3,704

Loans accruing past 90 days	—	—

Total non-performing loans	2,775	3,704

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,775	$3,704

Ratios:
Total non-performing loans to total loans receivable	0.89%	1.45%
Total non-performing loans to total assets	0.65%	1.04%
Total non-performing assets to total assets	0.65%	1.04%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$1,549	$1,055	$1,437	$956

Charge-offs:
Residential:
One- to four-family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education	(154)	(164)	(154)	(305)
Other	—	—	—	—
Total charge-offs	(154)	(164)	(154)	(305)

Recoveries:
Residential:
One- to four-family	—	3	—	3
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	—	—	1	—
Other	—	1	—	—
Total recoveries	—	4	1	3

Net (charge-offs) recoveries	(154)	(160)	(153)	(302)
Provision for loan losses	450	287	561	528
Balance at end of period	$1,845	$1,182	$1,845	$1,182

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.07%	0.06%	0.13%
Allowance for loan losses to non-performing loans at end of period	66.49%	36.08%	66.49%	36.08%
Allowance for loan losses to total loans at end of period	0.59%	0.49%	0.59%	0.49%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we may use brokered certificates of deposit as a funding source of our asset base. As of June 30, 2020, and December 31, 2019, the Company had $10.0 million, or 2.4% of total assets, and $22.5 million, or 6.3% of total assets, of brokered certificates of deposit, respectively.  We also have the ability to borrow from the FHLB and from the PPPLF. The Bank had advances from PPPLF of $47.8 million with unused borrowing capacity of $25.4 million as of June 30, 2020. The Bank also had FHLB advances of $27.0 million outstanding and $24.2 million in letters of credit with unused borrowing capacity of $125.4 million as of June 30, 2020. Additionally, at June 30, 2020, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank of Philadelphia, which was $1.3 million at June 30, 2020. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank of Philadelphia during the six months ended June 30, 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $28.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.6 million at June 30, 2020. Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $3.6 million and $17.9 million for the six months ended June 30, 2020, and June 30, 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $53.0 million and $514,000 for the six months ended June 30, 2020, and June 30, 2019, respectively. During the six months ended June 30, 2020, there was $4.0 million in available-for-sale securities sold compared to $5.0 million available-for-sale securities sold for the six months ended June 30, 2019.  Net cash provided by financing activities was $64.6 million and $21.6 million for the six months ended June 30, 2020, and 2019, respectively. Net cash provided by financing activities for the six months ended June 30, 2020, consisted primarily of increases in deposits of $16.8 million and proceeds of $47.8 million in proceeds from the PPPLF. Net cash provided by financing activities for the six months ended June 30, 2019 primarily consisted of $18.0 million increase in net long-term borrowing from the FHLB advances, $1.7 million net increase in deposits and $1.3 million net increase in securities sold under agreements to repurchase.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2020, totaled $39.4 million of total deposits which included brokered certificates of deposit of $10.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2020, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2020, and December 31 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2020, the Bank met all the capital adequacy requirements to which it was subject. At June 30, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2020 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total risk-based capital (to risk-weighted assets)	$33,407	14.7%	$>18,204	> 8.0%	$>22,755	>10.0%
Tier 1 capital (to risk-weighted assets)	31,562	13.9	>13,653	> 6.0%	>18,204	> 8.0%
Tier 1 capital (to average assets)	31,562	8.2	>15,327	> 4.0%	>19,158	> 5.0%
Tier 1 common equity (to risk -weighted assets)	31,562	13.9	>10,240	> 4.5%	>14,791	> 6.5%

As of December 31, 2019
Total risk-based capital (to risk-weighted assets)	$31,203	14.7%	$>16,981	> 8.0%	$>21,227	>10.0%
Tier 1 capital (to risk-weighted assets)	29,766	14.0	>12,736	> 6.0%	>16,981	> 8.0%
Tier 1 capital (to average assets)	29,766	8.5	>13,981	> 4.0%	>17,476	> 5.0%
Tier 1 common equity (to risk -weighted assets)	29,766	14.0	>9,552	> 4.5%	>13,797	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of June 30, 2020, and December 31, 2019, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016, through December 31, 2019, above its minimum risk-based capital requirements. As of June 30, 2020, the Bank is required to maintain a capital conservation buffer of 2.50%. At June 30, 2020, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the Federal Deposit Insurance Corporation (“FDIC”), Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9 percent ratio effective January 1, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2020, we had outstanding commitments to originate loans of $91.2 million, unused lines of credit totaling $27.5 million and $24.2 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020, totaled $39.4 million of total deposits which included brokered certificates of deposit of $10.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2020.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2020, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2020 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020-April 30, 2020	18,044	$11.59	18,044	70,782
May 1, 2020-May 31, 2020	761	12.73	761	70,021
June 1, 2020-June 30, 2020	994	12.60	994	69,027
Total	19,799	$11.68	19,799

(1) In April 2019, a stock repurchase plan was approved to repurchase up to 100,000 shares of the Company’s outstanding common stock. There is no expiration date for this plan.

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: August 13, 2020	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2020	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)