Form 10-Q
period 2020-09-30
HV Bancorp, Inc.
filed 2020-11-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 10, 2020, there were 2,221,745 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019 (Dollars in thousands, except share and per share data)

	At September 30,	At December 31,
	2020	2019
Assets
Cash and due from banks	$1,747	$1,473
Interest-earning deposits with banks	43,229	19,152
Federal funds sold	2,150	—
Cash and cash equivalents	47,126	20,625
Investment securities available-for-sale, at fair value	17,961	21,156
Equity securities	500	500
Loans held for sale, at fair value	100,101	37,876
Loans receivable, net of allowance for loan losses of $1,909 at September 30, 2020 and $1,437 at December 31, 2019	315,823	255,032
Bank-owned life insurance	6,370	6,255
Restricted investment in bank stock	1,714	1,552
Premises and equipment, net	2,813	2,501
Operating lease right-of-use assets	7,867	5,979
Accrued interest receivable	1,278	967
Mortgage banking derivatives	3,820	1,204
Mortgage servicing rights	1,127	—
Other assets	1,239	939
Total Assets	$507,739	$354,586

Liabilities and Shareholders' Equity

Liabilities
Deposits	$371,116	$283,767
Advances from the Federal Home Loan Bank	26,228	27,000
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	57,714	—
Operating lease liabilities	8,119	6,023
Advances from borrowers for taxes and insurance	1,561	2,138
Deferred income taxes, net	1,009	97
Other liabilities	4,757	1,962
Total Liabilities	470,504	320,987

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,270,725 and 2,269,125 shares issued as of September 30, 2020 and December 31, 2019, respectively; 2,222,802 and 2,268,917 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	23	23
Treasury Stock, at cost (47,923 shares at September 30, 2020 and 208 shares at December 31, 2019)	(585)	(3)
Additional paid-in capital	20,952	20,740
Retained earnings	18,681	14,973
Accumulated other comprehensive income (loss)	189	(18)
Unearned Employee Stock Option Plan	(2,025)	(2,116)
Total Shareholders' Equity	37,235	33,599
Total Liabilities and Shareholders' Equity	$507,739	$354,586

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019; (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$3,383	$2,789	$9,329	$7,639
Interest and dividends on investments:
Taxable	101	104	289	325
Nontaxable	7	70	30	214
Interest on mortgage-backed securities and collateralized mortgage obligations	25	53	117	241
Interest on interest-earning deposits and federal funds sold	23	95	128	279
Total Interest Income	3,539	3,111	9,893	8,698
Interest Expense
Interest on deposits	567	877	1,919	2,287
Interest on advances from the Federal Home Loan Bank	104	158	424	319
Interest on advances from the Federal Reserve PPPLF	49	—	68	—
Interest on securities sold under agreements to repurchase	—	1	—	3
Total Interest Expense	720	1,036	2,411	2,609
Net interest income	2,819	2,075	7,482	6,089
Provision for Loan Losses	424	244	985	772
Net interest income after provision for loan losses	2,395	1,831	6,497	5,317
Non-Interest Income
Fees for customer services	41	51	111	119
Increase in cash surrender value of bank-owned life insurance	39	41	115	120
Gain on sale of loans, net	3,044	1,680	7,000	2,977
Gain on sale of available-for-sale securities, net	—	211	141	219
Gain from derivative instruments, net	1,015	177	2,479	1,341
Change in fair value of loans held-for-sale	1,988	40	2,281	346
Other	68	5	157	13
Total Non-Interest Income	6,195	2,205	12,284	5,135
Non-Interest Expense
Salaries and employee benefits	3,720	2,192	8,501	5,696
Occupancy	473	465	1,356	1,171
Federal deposit insurance premiums	69	4	189	119
Data processing related operations	331	214	806	590
Professional fees	186	169	522	450
Other expenses	963	558	2,276	1,420
Total Non-Interest Expense	5,742	3,602	13,650	9,446
Income before income taxes	2,848	434	5,131	1,006
Income Tax Expense	785	101	1,423	203
Net Income	$2,063	$333	$3,708	$803
Net Income per share:
Basic	$1.02	$0.16	$1.82	$0.39
Diluted	$1.02	$0.16	$1.82	$0.39
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive Income, Net of Taxes
Net Income	$2,063	$333	$3,708	$803
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities (pre-tax $44 and $66, and $127 and $885, respectively)	31	61	306	685
Reclassification for gains included in income (pre-tax ($(0) and ($211) and ($141) and ($219), respectively) (1)	—	(162)	(99)	(168)
Other comprehensive income (loss)	31	(101)	207	517
Comprehensive Income	$2,094	$232	$3,915	$1,320

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Dollars in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2020	2,239,253	$23	$(379)	$20,893	$16,618	$158	$(2,056)	$35,257
ESOP shares committed to be released	—	—	—	(1)	—	—	31	30
Treasury stock purchased	(16,451)	—	(206)	—	—	—	—	(206)
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	2,063	—	—	2,063
Other comprehensive income	—	—	—	—	—	31	—	31
Balance, September 30, 2020	2,222,802	$23	$(585)	$20,952	$18,681	$189	$(2,025)	$37,235

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680
ESOP shares committed to be released	—	—	—	4	—	—	30	34
Treasury stock purchased	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	333	—	—	333
Adoption of ASU 2016-02, Leases	—	—	—	—	277	—	—	277
Other comprehensive loss	—	—	—	—	—	(101)	—	(101)
Balance, September 30, 2019	2,268,917	$23	$(3)	$20,676	$14,766	$(31)	$(2,147)	$33,284

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2020	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	4	—	—	91	95
Treasury stock purchased (47,424 shares)	(47,715)	—	(582)	—	—	—	—	(582)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	45	—	—	—	45
Restricted stock expense	—	—	—	139	—	—	—	139
Net income	—	—	—	—	3,708	—	—	3,708
Other comprehensive income	—	—	—	—	—	207	—	207
Balance, September 30, 2020	2,222,802	$23	$(585)	$20,952	$18,681	$189	$(2,025)	$37,235

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2019	2,255,125	$23	$—	$20,487	$13,686	$(548)	$(2,237)	$31,411
ESOP shares committed to be released	—	—	—	9	—	—	90	99
Treasury stock purchased ( 0 shares)	(208)	—	(3)	—	—	—	—	(3)
Stock option expense	—	—	—	43	—	—	—	43
Restricted stock expense	—	—	—	137	—	—	—	137
Net income	—	—	—	—	803	—	—	803
Adoption of ASU 2016-02, Leases	—	—	—	—	277	—	—	277
Other comprehensive income	—	—	—	—	—	517	—	517
Restricted stock awards	14,000	—	—	—	—	—	—	—
Balance, September 30, 2019	2,268,917	$23	$(3)	$20,676	$14,766	$(31)	$(2,147)	$33,284

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Nine Months Ended September 30,	2020	2019
Cash Flows from Operating Activities
Net income	$3,708	$803
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	440	363
Amortization of net deferred loan (fees) costs	(7)	255
Amortization of net securities premiums	14	68
Amortization of operating lease right-of-use assets	455	73
Gain on sale of available-for-sale securities, net	(141)	(219)
Gain from derivative instruments, net	(2,479)	(1,341)
Provision for loan losses	985	772
Deferred income taxes	825	325
Accretion of deferred gain on sale-leaseback transaction	—	(7)
Earnings on bank owned life insurance	(115)	(120)
Stock based compensation expense	184	180
ESOP compensation expense	95	99
Loans held for sale:
Originations, net of prepayments	(415,956)	(167,140)
Proceeds from sales	363,012	146,789
Gain on sales	(7,000)	(2,977)
Change in fair value of loans held for sale	(2,281)	(346)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(311)	60
Other assets	(1,427)	(337)
Other liabilities	2,328	882
Net cash used in operating activities	(57,671)	(21,818)
Cash Flows from Investing Activities
Net increase in loans receivable	(61,769)	(17,620)
Activity in available-for-sale securities:
Proceeds from sales	4,883	19,145
Maturities and repayments	6,110	4,864
Purchases	(7,377)	—
Activity in held-to-maturity securities:
Maturities and repayments	—	12
Purchases of restricted investment in bank stock	(1,536)	(1,390)
Redemption of restricted investment in bank stock	1,374	574
Purchases of premises and equipment	(631)	(672)
Net cash (used in) provided by investing activities	(58,946)	4,913
Cash Flows from Financing Activities
Net increase in deposits	87,349	11,115
Net decrease in advances from borrowers for taxes and insurance	(577)	(585)
Net decrease in securities sold under agreements to repurchase	—	(359)
Proceeds from long-term borrowings from FHLB	26,190	20,000
Repayment of long-term borrowings from FHLB	(27,000)	(3,000)
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	57,714	—
Proceeds from stock option exercise	24	—
Purchase of treasury stock	(582)	(3)
Net cash provided by financing activities	143,118	27,168
Increase in Cash and Cash Equivalents	26,501	10,263
Cash and Cash Equivalents, beginning of year	20,625	16,992
Cash and Cash Equivalents, end of year	$47,126	$27,255
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,893	$2,715
Cash paid during the year for income taxes	$127	$—
Recognition of operating lease right-of-use assets	$2,240	$2,106
Recognition of operating lease obligations	$2,228	$2,086

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

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOBS”).  The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania, New Castle County, Delaware and Burlington County, New Jersey) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-KT filed by the Company with the U.S. Securities and Exchange Commission on March 27, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2020.

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

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of September 30, 2020, the Company had 4 loan modification agreements with a balance of $1.8 million outstanding.

•

Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  In early April 2020, the Company began accepting and processing applications for loans under the Paycheck Protection Program. As of September 30, 2020, the Company had received over 450 applications from new and existing customers with an outstanding balance of approximately $75.7 million with an estimated processing fee income of approximately $2.3 million.

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

Adoption of New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the accounting standard on January 1, 2020. As ASU 2018-13 primarily affected disclosure requirements, it did not have a material impact on the Company’s consolidated statement of financial condition. We have included the additional disclosures in Note 7, Fair Value Presentation.

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$405	$11	$—	$416
Corporate notes	6,928	121	(2)	7,047
Collateralized mortgage obligations - agency residential	4,431	46	(7)	4,470
Mortgage-backed securities - agency residential	3,058	77	—	3,135
Municipal securities	1,872	6	(4)	1,874
Bank CDs	999	20	—	1,019
	$17,693	$281	$(13)	$17,961

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$438	$—	$(2)	$436
Corporate notes	5,500	75	(6)	5,569
Collateralized mortgage obligations - agency residential	6,562	4	(102)	6,464
Mortgage-backed securities - agency residential	4,070	12	(19)	4,063
Municipal securities	2,114	3	—	2,117
Bank CDs	2,498	9	—	2,507
	$21,182	$103	$(129)	$21,156

The scheduled maturities of securities available-for-sale at September 30, 2020 were as follows:

	September 30, 2020
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,275	$1,281
Due from one to five years	3,506	3,555
Due from after five to ten years	4,407	4,496
Due after ten years	8,505	8,629
	$17,693	$17,961

Securities with a fair value of $5.3 million and $7.4 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2020 was $422,000 and $4.9 million. For the three months ended September 30, 2020, there were $10,000 in gross realized gains and $10,000 in gross realized losses. For the nine months ended September 30, 2020, gross realized gains were $141,000 and there were no gross realized losses.

Proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2019 were $12.1 million and $19.1 million. Gross realized gains on such sales were approximately $211,000 and gross realized losses were $0 for the three months ended September 30, 2019. For the nine months ended September 30, 2019, gross realized gain on such sales were approximately $220,000 and gross realized losses were $1,000.

The following tables summarize the unrealized loss positions of securities available-for-sale as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	998	(2)	—	—	998	(2)
Collateralized mortgage obligations	655	(7)	—	—	655	(7)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	607	(4)	607	(4)
Bank CDs	—	—	—	—	—	—
	$1,653	$(9)	$607	$(4)	$2,260	$(13)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$436	$(2)	$436	$(2)
Corporate notes	—	—	1,494	(6)	1,494	(6)
Collateralized mortgage obligations	1,486	(10)	3,810	(92)	5,296	(102)
Mortgage-backed securities	922	(7)	1,438	(12)	2,360	(19)
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	250	—	250	—
	$2,408	$(17)	$7,428	$(112)	$9,836	$(129)

At September 30, 2020 and December 31, 2019, the investment portfolio included two U.S. Government securities with total fair values of $416,000 and $436,000, respectively. There were no securities in an unrealized loss position as of September 30, 2020. As of December 31, 2019, there were two securities in an unrealized loss position. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2020 and December 31, 2019, management found no evidence of OTTI on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2020 and December 31, 2019, the investment portfolio included ten and nine corporate notes, respectively with total fair values of $7.0 million and $5.6 million at the end of each of period, respectively. Of these securities, two and three were in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively. At the time of purchase and as of September 30, 2020 and December 31, 2019, the six bonds in an unrealized loss position continue to maintain investment grade ratings. As of September 30, 2020, and December 31, 2019, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2020 and December 31, 2019, the investment portfolio included twenty-seven and thirty collateralized mortgage obligations (“CMOs”) with total fair values of $4.5 million and $6.5 million, respectively. Of these securities, ten and twenty-seven were in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2020, and December 31, 2019, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2020 and December 31, 2019, the investment portfolio included twelve and thirteen mortgage backed securities (“MBS”) with a total fair value of $3.1 million and $4.1 million, respectively. There were no securities in an unrealized loss position as of September 30, 2020.  As of December 31, 2019, seven securities were in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2020, and December 31, 2019, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2020 and December 31, 2019, the investment portfolio included four and five municipal securities with a total fair value of $1.9 million and $2.1 million for both periods. Of these securities, one and zero were in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of September 30, 2020 and December 31, 2019, continue to maintain investment grade ratings. As of September 30, 2020 and December 31, 2019, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2020 and December 31, 2019, the investment portfolio included four and ten Bank Certificate of Deposits (“CDs”) with a total fair value of $1.0 million and $2.5 million, respectively. As of September 30, 2020, there were no securities in an unrealized loss position. As of December 31, 2019, one of these securities was in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of September 30, 2020 and December 31, 2019, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at September 30, 2020, and December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at September 30, 2020, and December 31, 2019:

	September 30, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At September 30, 2020 and December 31, 2019, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Residential:
One-to-four family	$153,935	$197,547
Home equity and HELOCs	4,259	4,383
Commercial:
Commercial real estate	56,585	35,188
Commercial business	18,974	11,119
SBA PPP loans	75,736	—
Construction	4,006	784
Consumer:
Medical education	5,176	6,097
Other	3	8

	318,674	255,126

Unearned discounts, origination and commitment fees and costs	(942)	1,343
Allowance for loan losses	(1,909)	(1,437)

	$315,823	$255,032

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2020, the balance of the private education loans was $5.2 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2020, there was one loan with a balance of approximately $44,000 that was past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $3,000 and $8,000 at September 30, 2020, and December 31, 2019, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended September 30, 2020 and 2019.

Allowance for Loan Losses	For the three months ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$768	$—	$—	$(73)	$695	$—	$695
Home equity and HELOCs	39	—	—	(23)	16	—	16
Commercial:
Commercial real estate	332	—	—	96	428	—	428
Commercial business	157	—	—	64	221	—	221
SBA PPP loans	—	—	—	—	—	—	—
Construction	27	—	—	13	40	—	40
Consumer:
Medical education	338	(360)	—	379	357	—	357
Other	—	—	—	—	—	—	—
Unallocated	184	—	—	(32)	152	—	152

	$1,845	$(360)	$—	$424	$1,909	$—	$1,909

Allowance for Loan Losses	For the three months ended September 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$711	$—	$—	$8	$719	$—	$719
Home equity and HELOCs	46	—	—	(6)	40	—	40
Commercial:
Commercial real estate	99	—	—	29	128	—	128
Commercial business	108	—	—	9	117	13	104
Construction	8	—	—	1	9	—	9
Consumer:
Medical education	210	(93)	1	203	321	—	321
Other	—	—	—	—	—	—	—

	$1,182	$(93)	$1	$244	$1,334	$13	$1,321

The following tables summarize the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2020 and 2019.

Allowance for Loan Losses	For the nine months ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$701	$—	$—	$(6)	$695	$—	$695
Home equity and HELOCs	44	—	—	(28)	16	—	16
Commercial:
Commercial real estate	229	—	—	199	428	—	428
Commercial business	122	—	—	99	221	—	221
SBA PPP loans	—	—	—	—	—	—	—
Construction	8	—	—	32	40	—	40
Consumer:
Medical education	333	(514)	1	537	357	—	357
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	152	152	—	152

	$1,437	$(514)	$1	$985	$1,909	$—	$1,909

Allowance for Loan Losses	For the nine months ended September 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$722	$—	$3	$(6)	$719	$—	$719
Home equity and HELOCs	46	—	—	(6)	40	—	40
Commercial:
Commercial real estate	59	—	—	69	128	—	128
Commercial business	59	—	—	58	117	13	104
Construction	13	—	—	(4)	9	—	9
Consumer:
Medical education	56	(398)	1	662	321	—	321
Other	1	—	—	(1)	—	—	—

	$956	$(398)	$4	$772	$1,334	$13	$1,321

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. Since the SBA fully guarantees the principle and interest of the PPP loans, unless the lender violated an obligation under the agreement, there is no allowance for loan loss calculation for the PPP loans as the loan losses, if any, are anticipated to be immaterial. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustments to the allowance for loan losses may be necessary.

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of September 30, 2020 and December 31, 2019:

September 30, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$153,935	$838	$153,097
Home equity and HELOCs	4,259	39	4,220
Commercial
Commercial real estate	56,585	305	56,280
Commercial business	18,974	102	18,872
SBA PPP loans	75,736	—	75,736
Construction	4,006	—	4,006
Consumer:
Medical education	5,176	—	5,176
Other	3	—	3

	$318,674	$1,284	$317,390

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$197,547	$1,566	$195,981
Home equity and HELOCs	4,383	308	4,075
Commercial
Commercial real estate	35,188	317	34,871
Commercial business	11,119	120	10,999
Construction	784	—	784
Consumer:
Medical education	6,097	—	6,097
Other	8	—	8
	$255,126	$2,311	$252,815

The following table summarizes information about impaired loans by loan portfolio class as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$838	$942	$—	$1,566	$1,703	$—
Home equity and HELOCs	39	39	—	308	308	—
Commercial:
Commercial real estate	305	305	—	317	317	—
Commercial business	102	102	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
	1,284	1,388	—	2,191	2,328	—
With an allowance recorded
Commercial:
Commercial business	—	—	—	120	121	12
	—	—	—	120	121	12
	$1,284	$1,388	$—	$2,311	$2,449	$12

The following table presents additional information regarding the impaired loans for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$886	$—	$1,544	$—
Home equity and HELOCs	19	—	170	—
Commercial:
Commercial real estate	307	6	363	12
Commercial business	105	2	—	—
	1,317	8	2,077	12
With an allowance recorded
Commercial business	—	—	136	2
	—	—	136	2
	$1,317	$8	$2,213	$14

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $14,000 and $36,000 for the three months ended September 30, 2020, and 2019, respectively.

The following table presents additional information regarding the impaired loans for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,219	$—	$1,599	$—
Home equity and HELOCs	157	—	187	—
Commercial:
Commercial real estate	311	17	355	21
Commercial business	111	5	—	—
	1,798	22	2,141	21
With an allowance recorded
Commercial business	—	—	133	6
	—	—	133	6
	$1,798	$22	$2,274	$27

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $52,000 and $88,000 for the nine months ended September 30, 2020, and 2019, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2020, and December 31, 2019:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Residential:
One-to-four family	$950	$1,686
Home equity and HELOCs	39	308
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Construction	—	—
Consumer:
Medical education	1,269	1,710
Other	—	—

	$2,258	$3,704

Credit quality risk ratings include regulatory classifications of Special Mention, Substandard, Doubtful and Loss.  Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Included in the non-performing category medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months.

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2020, and December 31, 2019:

	September 30, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$152,985	$—	$950	$—	$153,935
Home equity and HELOCs	4,220	—	39	—	4,259
Commercial:
Commercial real estate	56,083	197	305	—	56,585
Commercial business	18,817	—	157	—	18,974
SBA PPP Loans	75,736	—	—	—	75,736
Construction	4,006	—	—	—	4,006
Consumer:
Medical education	3,907	—	1,269	—	5,176
Other	3	—	—	—	3

	$315,757	$197	$2,720	$—	$318,674

	December 31, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$195,861	$—	$1,686	$—	$197,547
Home equity and HELOCs	4,075	—	308	—	4,383
Commercial:
Commercial real estate	34,667	204	317	—	35,188
Commercial business	10,924	—	195	—	11,119
Construction	784	—	—	—	784
Consumer:
Medical education	4,387	—	1,710	—	6,097
Other	8	—	—	—	8
	$250,706	$204	$4,216	$—	$255,126

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2020, and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$105	$213	$467	$785	$153,150	$153,935	$—
Home equity and HELOCs	—	—	39	39	4,220	4,259	—
Commercial:
Commercial real estate	1,383	—	—	1,383	55,202	56,585	—
Commercial business	—	—	—	—	18,974	18,974	—
SBA PPP loans	—	—	—	—	75,736	75,736	—
Construction	—	—	—	—	4,006	4,006	—
Consumer:
Medical education	69	540	44	653	4,523	5,176	—
Other	—	—	—	—	3	3	—

	$1,557	$753	$550	$2,860	$315,814	$318,674	$—

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$365	$94	$359	$818	$196,729	$197,547	$—
Home equity and HELOCs	—	—	—	—	4,383	4,383	—
Commercial:
Commercial real estate	—	—	—	—	35,188	35,188	—
Commercial business	—	—	—	—	11,119	11,119	—
Construction	—	—	—	—	784	784	—
Consumer:
Medical education	103	53	709	865	5,232	6,097	—
Other	—	—	—	—	8	8	—

	$468	$147	$1,068	$1,683	$253,443	$255,126	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. As of September 30, 2020, we had 4 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $1.8 million in connection with the COVID-19 relief provided by the CARES Act.

As of September 30, 2020, and December 31, 2019, the Company had two loans to two unrelated borrowers identified as TDRs totaling $236,000 and $259,000, respectively.  At September 30, 2020, and December 31, 2019, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three and nine months ended September 30, 2020 and 2019. No additional loan commitments were outstanding to these borrowers at September 30 2020, and December 31, 2019. At September 30, 2020, there was no specific reserves related to the TDRs. At December 31, 2019, there was a specific reserve of $12,000 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2020:

	As of September 30, 2020
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$133	$—	$133
Commercial business	1	103	—	103
Total	2	$236	$—	$236

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$139	$—	$139
Commercial business	1	120	—	120
Total	2	$259	$—	$259

The carrying amount of residential mortgage loans in the process of foreclosure was $294,000 and $403,000 at September 30, 2020 and December 31, 2019, respectively.

5. MORTGAGE SERVICING RIGHTS

During the quarter ending June 30, 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of September 30, 2020, the value of the mortgage servicing rights associated with the loan sales totaled $1.1 million. These loans were sold to the third party with mortgage servicing rights retained on a non-recourse basis. These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; and accounting for and remitting principal and interest payments to the investor.  Servicing income, which includes late and ancillary fees, was $6,000 and $8,000  for the three and nine months ended September 30, 2020. Servicing income is recorded in non-interest income in the Company’s consolidated statements of income.

The following is a summary of the changes in the carrying value of the Company’s mortgage servicing rights, accounted for under the amortization method for the three and nine months ended September 30, 2020:

(dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance at Beginning of Period	$508	$—
Servicing Rights retained from loans sold	655	1,168
Amortization	(36)	(41)
Valuation Allowance Provision	—	—
Balance at End of Period	$1,127	$1,127

Valuation Allowance:
Balance at Beginning of Period	$—	$—
Valuation Allowance Provision	—	—
Balance at End of Period	$—	$—

Fair Value of Mortgage Servicing Rights Accounted for under the Amortization Method
Beginning of Period	$543	$—
End of Period	$1,205	$1,205

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2020 were as follows:

September 30, 2020
Long run Constant Prepayment Rate	10.24%
Weighted-Average Life (in years)	26.3
Weighted-Average Note Rate	3.296%
Weighted-Average Discount Rate	9.25%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2020, and December 31, 2019. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of September 30, 2020, and December 31, 2019 (in thousands):

September 30, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$3,720	$167,681
Forward loan sales commitments	Mortgage banking derivatives	100	1,891
To Be Announced securities ("TBAs")	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$87	$12,453
Forward loan sales commitments	Other liabilities	127	18,825
TBA securities	Other liabilities	49	13,500

December 31, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$810	$25,059
Forward loan sales commitments	Mortgage banking derivatives	389	11,036
TBA securities	Mortgage banking derivatives	5	3,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$25	$3,820
Forward loan sales commitments	Other liabilities	45	10,595
TBA securities	Other liabilities	56	24,500

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	September 30, 2020	September 30, 2019
Interest rate lock commitments	Gain from derivative instruments	$1,043	$146
Forward loan sales commitments	Loss from derivative instruments	(35)	(38)
TBA securities	Gain from derivative instruments	7	69
	Total gain from derivative instruments	$1,015	$177

		Gain/(Loss)
	Consolidated Statements of Income	Nine Months Ended
	Presentation	September 30, 2020	September 30, 2019
Interest rate lock commitments	Gain from derivative instruments	$2,848	$992
Forward loan sales commitments	(Loss) gain from derivative instruments	(371)	352
TBA securities	Gain (loss) from derivative instruments	2	(3)
	Total gain from derivative instruments	$2,479	$1,341

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2020, and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$416	$—	$416
Corporate notes	—	1,524	5,523	7,047
Collateralized mortgage obligations - agency residential	—	4,470	—	4,470
Mortgage-backed securities - agency residential	—	3,135	—	3,135
Municipal securities	—	1,874	—	1,874
Bank CDs	—	1,019	—	1,019
Loans held for sale	—	100,101	—	100,101
Interest rate lock commitments	—	—	3,720	3,720
Forward loan sales commitments	—	100	—	100
TBA securities	—	—	—	—
	$—	$112,639	$9,243	$121,882

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$436	$—	$436
Corporate notes	—	2,510	3,059	5,569
Collateralized mortgage obligations - agency residential	—	6,464	—	6,464
Mortgage-backed securities - agency residential	—	4,063	—	4,063
Municipal securities	—	2,117	—	2,117
Bank CDs	—	2,507	—	2,507
Loans held for sale	—	37,876	—	37,876
Interest rate lock commitments	—	—	810	810
Forward loan sales commitments	—	389	—	389
TBA securities	—	5	—	5
	$—	$56,367	$3,869	$60,236

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of September 30, 2020, and December 31, 2019.

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$87	$87
Forward loan sales commitments	—	127	—	127
TBA securities	—	49	—	49
	$—	$176	$87	$263

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$25	$25
Forward loan sales commitments	—	45	—	45
TBA securities	—	56	—	56
	$—	$101	$25	$126

There were no assets measured at a fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2020	$3,961	$2,681	$(91)
Total unrealized losses:
Included in other comprehensive income	34	—	—
Total gains included in earnings and held at reporting date	—	1,039	4
Purchases, sales and settlements	1,528
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2020	$5,523	$3,720	$(87)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2020	—	1,039	4
Change in unrealized gains for the period included other comprehensive income for assets held as of September 30, 2020	$34	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total unrealized losses:
Included in other comprehensive income	36
Total gains or (losses) included in earnings and held at reporting date	—	2,910	(62)
Purchases, sales and settlements	2,428
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2020	$5,523	$3,720	$(87)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2020	—	2,910	(62)
Change in unrealized gains for the period included other comprehensive income for assets held as of September 30, 2020	$36	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2019	$3,030	$1,100	$(54)
Total unrealized losses:
Included in other comprehensive income	32	—	—
Total gains included in earnings and held at reporting date	—	109	37
Ending Balance: September 30, 2019	$3,062	$1,209	$(17)

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2019	$494	$218	$(18)
Total unrealized losses:
Included in other comprehensive income	68	—	—
Total gains included in earnings and held at reporting date	—	991	1
Transfers in and/or out of Level 3	2,500	—	—
Ending Balance: September 30, 2019	$3,062	$1,209	$(17)

At September 30, 2020, the Company has classified $5.5 million of Corporate notes as Level 3. The fair value of $3.5 million of Corporate notes includes an adjustable rate corporate security and sub-debt bonds. The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from 99.15% to 106.55%.  In addition, classified as Level 3 are two sub-debt bonds with a fair value of $2.0 million. The Company’s methodology to value the two sub-debt bonds is to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. The weighted average of the market quotes applied is 102.75%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At September 30, 2020, the Company has classified $3.6 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 55% to 100%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at September 30, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$3,468	Pricing model	Offered quotes	99.15%-106.55%	101.80%
	$2,055	Market comparable securities	Offered quotes	102.75%	102.75%
Net derivative asset and liability:
IRLC	$3,633	Discounted cash flows	Pull-through rates	55%-100%	83%

There were no assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
September 30, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$47,126	$47,126	$47,126	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	315,823	326,851	—	—	326,851
Bank-owned life insurance	6,370	6,370	6,370	—	—
Restricted investment in bank stock	1,714	1,714	1,714	—	—
Accrued interest receivable	1,278	1,278	1,278	—	—
Mortgage servicing rights	1,127	1,205	—	—	1,205
Liabilities:
Deposits	$371,116	$373,098	$308,289	$64,809	$—
Advances from the FHLB	26,228	27,170	—	27,170	—
Federal Reserve PPPLF advances	57,714	57,708	—	57,708	—
Advances from borrowers for taxes and insurance	1,561	1,561	1,561	—	—
Accrued interest payable	131	131	131	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,625	$20,625	$20,625	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	255,032	254,884	—	—	254,884
Bank-owned life insurance	6,255	6,255	6,255	—	—
Restricted investment in bank stock	1,552	1,552	1,552	—	—
Accrued interest receivable	967	967	967	—	—
Liabilities:
Deposits	$283,767	$284,055	$215,471	$68,584	$—
Advances from the FHLB	27,000	27,333	—	27,333	—
Advances from borrowers for taxes and insurance	2,138	2,138	2,138	—	—
Accrued interest payable	305	305	305	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended September 30, 2020 and September 30, 2019.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning period	$158	$70	$(18)	$(548)
Unrealized holding gain on available-for-sale securities before reclassification	31	61	306	685
Amount reclassified for investment securities gains included in net income	—	(162)	(99)	(168)
Net current-period other comprehensive income	31	(101)	207	517
Balance at ending period	$189	$(31)	$189	$(31)

(1)

All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% and 29.5% and 29.5% for the three and nine months ended September 30, 2020 and 2019, respectively.

The following table present reclassifications out of AOCI by component for the three and nine months end September 30, 2020 and September 30, 2019.

	For the three months ended September 30, 2020	For the three months ended September 30, 2019

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$—	$211	Gain on sale of available-for-sale securities, net
Tax Effect	—	(49)	Income tax expense
	$—	$162

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$141	$219	Gain on sale of available-for-sale securities, net
Tax Effect	(42)	(51)	Income tax expense
	$99	$168

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive income (loss), See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2020, there were 216,400 stock options outstanding of which 59,600 of the stock options were vested and exercisable at September 30, 2020. At September 30, 2020, there 87,000 restricted stock shares outstanding of which 24,140 restricted stock shares were vested and exercisable at September 30, 2020. The 216,400 stock options outstanding and 62,860 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2020 as their effect would have been anti-dilutive. At September 30, 2019, there were 218,000 stock options outstanding and 87,000 restricted stock shares outstanding which 30,080 of the stock options and 11,680 of restricted stock shares were vested and exercisable at September 30, 2019. The 218,000 stock options outstanding and 87,000 restricted stock awards outstanding were not included in the computation of diluted net income per share for the three months ended September 30, 2019, as their effect would have been anti-dilutive. For the nine months ended September 30, 2019, 218,000 stock options outstanding and 77,000 restricted stock awards outstanding were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2020	2019	2020	2019
Net income	$2,063,000	$333,000	$3,708,000	$803,000
Weighted average number of shares issued	2,270,725	2,269,125	2,270,544	2,262,502
Less weighted average number of treasury shares	(39,033)	(208)	(22,716)	(83)
Less weighted average number of unearned ESOP shares	(142,598)	(151,326)	(144,766)	(153,487)
Less weighted average number of unvested restricted stock awards	(62,219)	(73,288)	(63,956)	(70,133)
Basic weighted average shares outstanding	2,026,875	2,044,303	2,039,106	2,038,799
Add dilutive effect of stock options	—	—	—	—
Add dilutive effect of restricted stock awards	—	—	—	4,671
Diluted weighted average shares outstanding	2,026,875	2,044,303	2,039,106	2,043,470

Net income per share:
Basic	$1.02	$0.16	$1.82	$0.39
Diluted	$1.02	$0.16	$1.82	$0.39

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2020, there were 497 shares available for future awards under this plan, which includes 212 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

Stock option expense was $15,000 and $45,000 for the three months and nine months ended September 30, 2020 and $15,000 and $43,000 for the three months and nine months ended September 30, 2019, respectively. At September 30, 2020, total unrecognized compensation cost related to stock options was $293,000.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020				September 30, 2019
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	218,000	$14.92	8.6	$452,400	188,000	$14.80	9.4	$33,840
Granted	—	—	—	—	30,000	15.71	9.6	—
Exercised	(1,600)	14.80	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, September 30	216,400	$14.93	7.9	$—	218,000	$14.92	8.8	$61,040
Exercisable, September 30	59,600	$14.87	7.8	$—	30,080	$14.80	8.7	$8,422

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30,
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

Restricted stock expense for the three months ended September 30, 2020 and September 30, 2019 was $45,000 and $46,000, respectively. Restricted stock expense for the nine months ended September 30, 2020 and September 30, 2019 was $139,000 and $137,000, respectively. At September 30, 2020, the expected future compensation expense relating to non-vested restricted stock outstanding was $892,000 over the remaining 4.75 years.

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020		September 30, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	75,320	$14.97	73,000	$14.80
Vested	(12,460)	14.97	(11,680)	14.80
Granted	—	—	14,000	15.72
Forfeited	—	—	—	—
Non-vested at September 30	62,860	$14.97	75,320	$14.97

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $6.5 million at September 30, 2020, for which the Company received no fees for customer services for the three months ended September 30, 2020, and approximately $2,000 for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, we received approximately $7,000 and $14,000 in fees for customer service for related party balances.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement terminated on December 31, 2019. The Company has paid $15,000 and $45,000 in consulting fees to the director for three and nine months ended September 30, 2019.

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

The following table presents noninterest income for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-Interest Income
In-scope of Topic 606:
Fee income	$—	$13	$3	$20
Insufficient fund fees	16	15	40	41
Other service charges	22	21	61	52
ATM interchange fee income	3	2	7	6
Other income	—	—	2	2
Total Non-Interest Income (in-scope of Topic 606)	$41	$51	$113	$121

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$39	$41	$115	$120
Gain on sale of loans, net	3,044	1,680	7,000	2,977
Gain on sale of available-for-sale securities	—	211	141	219
Gain from derivative instruments	1,015	177	2,479	1,341
Change in fair value for loans held-for-sale	1,988	40	2,281	346
Other	68	5	155	11
Total Non-Interest Income (out-scope of Topic 606)	6,154	2,154	12,171	5,014
Total Non-Interest Income (in-scope of Topic 606)	41	51	113	121
Total Noninterest Income	$6,195	$2,205	$12,284	$5,135

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		September 30, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,867	$5,979
Total Lease Right-of-Use Assets		$7,867	$5,979

		September 30, 2020	December 31, 2019
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$8,119	$6,023
Total Lease Liabilities		$8,119	$6,023

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

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	12.4	12.7
Weighted-average discount rate
Operating leases	2.22%	2.34%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended September 30, 2020	For the nine months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease cost	$173	$455	$73	$73
Short-term lease cost	6	27	63	63
Total	$179	$482	$136	$136

Future minimum payments for operating leases as of September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Twelve Months Ended:
Within one year	$831	$440
After one but within two years	803	632
After two but within three years	799	583
After three but within four years	794	594
After four but within five years	746	596
After five years	5,378	4,164
Total Future Minimum Lease Payments	9,351	7,009
Amounts Representing Interest	(1,232)	(986)
Present Value of Net Future Minimum Lease Payments	$8,119	$6,023

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

Overview

The Bank provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. As of October 1, 2020, we added two full-service banking offices located in Philadelphia and Doylestown, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. We have a loan production office located in Philadelphia, Pennsylvania, a sales office in Doylestown, Pennsylvania, Wilmington, Delaware and Mount Laurel, New Jersey and a loan origination office in Montgomeryville, Pennsylvania. Our business banking office is located in Philadelphia, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, New Castle County in Delaware and Burlington County in New Jersey. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), Federal Home Loan Bank, (“FHLB”) advances and principal and interest payments on loans and securities.

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

COVID-19 Update

From the beginning of the COVID-19 crisis, our focus has been and remains on navigating the complexities, impact and ongoing challenges of the pandemic. The safety and well-being of our employees and customers has been our focus while continuing to provide our customers with full access to our banking services. The Company took the following preemptive measures as the COVID-19 pandemic evolved:

Business Continuity Plan

During March 2020, management launched its previously developed Business Continuity Plan in response to the COVID-19 pandemic. Initially, the Company implemented drive-up service only, increased the use of virtual and distance communications with customers and employees, and mandated expansive work at home procedures for employees. We will continue to monitor governmental guidelines and follow mandates as set by authorities.

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

Paycheck Protection Program

In April 2020, our team in business banking and retail began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of September 30, 2020, the Company had received over 450 applications from new and existing customers with an outstanding balance of $75.7 million and received approximately $2.3 million in processing fee income. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated if the loan is forgiven. For the three and nine months ended September 30, 2020, the Company recognized approximately $190,000 and $328,000 in interest income related to PPP loans. The PPP loans have a two-year term and earn interest at 1%. The Company funded these short-term loans primarily from available liquidity through participation in the Federal Reserve’s PPPLF. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses, if any, are anticipated to be immaterial.

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of September 30, 2020, the Company had the following sources of liquidity available:

At September 30,
2020
Sources of Liquidity:	(Dollars in thousands)
Cash and cash equivalents	$47,126
Market value of unencumbered securities	12,894
PPPLF availability	18,019
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	122,658
Total sources of liquidity	$200,697

In addition as of September 30, 2020, the Company also had access to $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and a $1.1 million line of credit with Federal Reserve Bank of Philadelphia. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At September 30, 2020, the Bank’s exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 12.9%, tier 1 capital (to risk-weighted assets) was 12.2%, tier capital (to average assets) was 8.4%, and tier 1 common equity (to risk-weighted assets) was 12.2%.

See “Regulatory Capital” below for more information.

Deferral Requests

The Company has worked with the customers impacted by COVID-19 to provide short-term assistance up to nine months in accordance with regulatory guidelines.  Commercial borrowers requesting assistance have been offered either a 90-day principal and interest deferral or a 90-day interest only with a potential deferral of up to two additional months.  These deferrals do not constitute Troubled Debt Restructurings (“TDRS”) because they met the requirements under section 4013 of the CARES Act. Under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Residential borrowers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral. As of September 30, 2020, the Company had 4 residential one-to-four family loan deferral requests, representing $1.8 million in total outstanding loans compared to 73 deferral requests processed with an outstanding balance of $29.0 million as of June 30, 2020. Management expects deferral requests could continue throughout the 2020.

Loan Portfolio Analysis

Certain industries such as those included in the Company’s commercial lending portfolio are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides the outstanding exposure in regard to the Company’s commercial loan portfolio by type as of September 30, 2020.

	At September 30, 2020
	(Dollars in thousands)
Type of Loan	Number of loans	Balance	% Gross Loans
Residential non-owner occupied	73	$31,454	9.9%
Nonresidential buildings	21	17,517	5.5%
Other real estate properties	7	3,256	1.0%
Residential building construction	8	2,782	0.9%
Restaurants and Food Service	18	2,077	0.7%
Religious Organizations	5	1,197	0.4%
Total outstanding exposure	132	$58,283	18.4%

The extent of the impact of the COVID-19 pandemic to the Company’s loan portfolio is uncertain and cannot be predicted as it will depend on certain developments including the duration of the pandemic and its impact on the local and national economy as a whole and the response thereto.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-KT, for the six-month transition period ended December 31, 2019.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2020, and December 31, 2019, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-KT, for the six-month transition period ended December 31, 2019.

Comparison of Statements of Financial Condition at September 30, 2020 and at December 31, 2019

Total Assets

Total assets increased $153.1 million, or 43.2% to $507.7 million at September 30, 2020, from $354.6 million at December 31, 2019. The growth in total assets was primarily due to increases of $62.2 million in loans held for sale, $60.8 million in loans receivable, $26.5 million in cash and cash equivalents, and $2.6 million in the mortgage banking derivatives and $1.9 million in the operating lease right-of-use asset offset by a decrease of $3.2 million in available-for-sale investment securities.

Cash and cash equivalents

Cash and cash equivalents increased $26.5 million, to $47.1 million at September 30, 2020, from $20.6 million at December 31, 2019. The growth in cash and cash equivalents was due to growth in retail deposits, public fund deposits, growth in retail CDs obtained through a listing service and proceeds from use of the PPPLF facility. We anticipate that excess liquidity will be used to fund growth of the loan portfolio.

Investment Securities

Investment securities decreased $3.2 million or 15.1%, to $18.0 million at September 30, 2020, from $21.2 million at December 31, 2019. The decrease was primarily due to $11.0 million in proceeds from sales and maturities and principal repayments offset by purchases of $7.4 million during the nine months ended September 30, 2020, and a $268,000 increase in net unrealized gain on available-for-sale.

Net Loans

Net loans increased $60.8 million to $315.8 million at September 30, 2020, from $255.0 million at December 31, 2019. In April 2020, the Company begin participating in the PPP program and processed over 450 applications with an outstanding balance of $75.7 million as of September 30, 2020. Commercial real estate loans increased by $21.4 million to $56.6 million at September 30, 2020, from $35.2 million at December 31, 2019, primarily as a result of originations from the business banking division, whose continued focus is growth of the commercial lending and commercial business loan portfolios. Commercial business loans increased by $7.9 million to $19.0 million at September 30, 2020, from $11.1 million at December 31, 2019. The construction loans increased $3.2 million to $4.0 million at September 30, 2020, from $784,000 at December 31, 2019. Offsetting these increases was a $43.6 million decrease in one- to four-family residential real estate loans from $197.5 million at December 31, 2019, to $153.9 million at September 30, 2020, and a $124,000 decrease in home equity and HELOC loans from $4.4 million at December 31, 2019, to $4.3 million at September 30, 2020.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2020, the balance of the private education loans was $5.2 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2020, there was one loan with a balance of approximately $44,000 that was past due 90 days or more.

Loans Held For Sale

Loans held for sale increased $62.2 million to $100.1 million at September 30, 2020, from $37.9 million at December 31, 2019, primarily as a result of originations of $416.0 million of one- to four-family residential real estate loans during the nine months ended September 30, 2020 and principle sales of $363.0 million of loans in the secondary market during this same period.

Deposits

Deposits increased $87.3 million, or 30.8%, to $371.1 million at September 30, 2020, from $283.8 million at December 31, 2019. The increase was primarily because $92.8 million increase in our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) to $308.3 million at September 30, 2020, from $215.5 million at December 31, 2019 as a result of new customer relationships developed through the PPP program as well as growth in public fund deposits. Offsetting this increase was a $5.5 million, or 8.1% decrease in certificates of deposit to $62.8 million at September 30, 2020, from $68.3 million at December 31, 2019. The decrease of $5.5 million in certificate in deposits was primarily the result of a $12.5 million decrease in certificate of deposits issued through a broker which have a higher cost of funds offset by a $7.0 million increase in retail certificates of deposits obtained through a listing service at a lower cost of funds.

Advances from the Federal Home Loan Bank

During July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowing. The Company incurred a prepayment fee of $810,000. The advances of $27.0 million were refinanced to a five year term at 85 basis points with an effective rate of 1.45% including the impact of the prepayment fee.  The refinancing was accounted for as a loan modification. As of September 30, 2020 and December 31, 2019, the Company had $27.0 million in advances outstanding.

Advances from the Federal Reserve’s Paycheck Protection Program Liquidity Facility

During the second quarter of 2020, the Company utilized the Federal Reserve’s PPPLF to fund a portion of PPP loans. As of September 30, 2020, the Company had $57.7 million in PPPLF advances outstanding.

Total Shareholders’ Equity

Total shareholders’ equity increased $3.6 million, or 10.7% to $37.2 million at September 30, 2020 compared to $33.6 million at December 31, 2019, primarily as a result of net income of $3.7 million for the nine months ended September 30, 2020, share based compensation expense of $184,000, other comprehensive income of $207,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio.  In addition, ESOP shares committed to be released totaling $95,000 and a stock option exercise of $24,000 contributed to the increase of total shareholders’ equity. Offsetting these increases was $582,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

Comparison of Statements of Income for the Three Months Ended September 30, 2020 and September 30, 2019

General

Net income increased $1.7 million to $2.1 million for the three months ended September 30, 2020, from $333,000 for the three months ended September 30, 2019.  The increase in net income for the three months ended September 30, 2020, was primarily due to an increases of $4.0 million in non-interest income and $744,000 in net interest income offset by increases of $2.1 million in non-interest expense, $684,000 in income tax expense and $180,000 increase in provision for loan losses.

Interest Income

Total interest income increased $428,000, or 13.8%, to $3.5 million for the three months ended September 30, 2020, from $3.1 million for the three months ended September 30, 2019.  The increase was primarily the result of an increase in interest and fees on loans of $594,000 offset by a decrease in interest on investment securities of $105,000 and a decrease in interest on interest-earning deposits with banks of $72,000.  Total average interest-earning assets increased $98.8 million to $428.0 million for the three months ended September 30, 2020, from $329.2 million for the same period in 2019. The increase was primarily as a result of an increase in the average balance of loans of $98.2 million and $18.0 million in average balance of interest-earning deposits with banks partially offset by a decrease of $17.5 million in the average balance of investment securities. The average yield on our interest-earning assets decreased 47 basis points to 3.31% for the three months ended September 30, 2020, as compared to 3.78% for the three months ended September 30, 2019.

Interest and fees on loans increased $594,000 to $3.4 million for the three months ended September 30, 2020 from $2.8 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $98.2 million, which increased to a total of $375.6 million for the three months ended September 30, 2020, from $277.4 million for the three months ended September 30, 2019. The increase in average loans was primarily a result of growth in the average balances of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans decreased 42 basis point to 3.60% for the three months ended September 30, 2020, versus 4.02% for the three months ended September 30, 2019 primarily as a result of PPP loans which were originated at 1%.

Interest income on interest-earning deposits decreased by $72,000 to $23,000 for the three months ended September 30, 2020, from $95,000 for the three months ended September 30, 2019. The decrease was primarily due to a reduction in average yield on interest-earning deposits with banks of 207 basis points, to 0.27% for the three months ended September 30, 2020, from 2.34% for the three months ended September 30, 2019 as a result of a decline in interest rates following the COVID-19 pandemic. The targeted federal funds rate was cut to 0% on March 16th and the 10-year Treasury bond falling below 1.00% on March 3, 2020. Offsetting this decrease, was an increase in the average balance of interest-

earning deposits of $18.0 million to $34.2 million for the three months ended September 30, 2020, from $16.2 million for the three months ended September 30, 2019.

Interest on investment securities decreased by $105,000 to $95,000 for the three months ended September 30, 2020, from $200,000 for the three months ended September 30, 2019, respectively. Interest on investment securities decreased as a result of a $77,000 decrease in income on taxable and non-taxable interest and dividend investments as well as a $28,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $25,000 for the three months ended September 30, 2020, from $53,000 for the three months ended September 30, 2019. The average yield on total securities decreased to 2.30% for the three months ended September 30, 2020, from 2.35% for the same period in 2019.  The average balance of investment securities decreased by $17.6 million to $16.5 million for the three months ended September 30, 2020, from $34.1 million for the three months ended September 30, 2019.

Interest Expense

Total interest expense decreased $316,000 to $720,000 for the three months ended September 30, 2020, from $1.0 million for the three months ended September 30, 2019, primarily due to a $310,000 decrease in interest expense on deposits and a $54,000 decrease in interest expenses on advances from the FHLB offset by an $49,000 increase in interest expense on advances from the PPPLF.

Interest expense on deposits decreased $310,000 to $567,000 for the three months ended September 30, 2020, from $877,000 for the three months ended September 30, 2019, primarily as a result of a decrease of 58 basis points in the average cost of deposits from September 30, 2019, to 81 basis point from 139 basis points. Offsetting this decrease was an increase in the average balance of interest bearing deposits of $28.3 million from $252.6 million as of September 30, 2019, to $280.9 million as of September 30, 2020, and was primarily as a result of a $51.7 million increase in the average balance of our core deposit accounts offset by a decrease of $23.4 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased to 0.68% for the three months ended September 30, 2020, from 0.79% for the three months ended September 30, 2019. The decrease in the balance of our certificates of deposits of $23.4 million from $81.1 million for the three months ended September 30, 2019 to $57.7 million for the three months ended September 30, 2020. This was primarily the result of a $27.4 million reduction in the average balance of certificates of deposit issued through brokers from $38.5 million for the three months ended September 30, 2019 to $11.1 million for the three months ended September 30, 2020, offset by an increase of $4.0 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 1.39% for the three months ended September 30, 2020 as compared to 2.28% for the three months ended September 30, 2019.

Interest expense on advances from the FHLB decreased $54,000 to $104,000 for the three months ended September 30, 2020 from $158,000 for the three months ended September 30, 2019, primarily as a result of a decrease of 72 basis points in the average rate on FHLB advances from 1.57% for the three months ended September 30, 2019, to 2.29% for the three months ended September 30, 2020. The average balance of the FHLB advances decreased $1.2 million to $26.4 million for the three months ended September 30, 2020, from $27.6 million for the three months ended September 30, 2019. During the July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowings.

Interest expense on advances from the PPPLF was $49,000 as the Company utilized this borrowing facility to fund the PPP loans. The cost of borrowing was 37 basis points on the outstanding balance of the facility.

Net Interest Income

Net interest income increased $744,000 to $2.8 million for the three months ended September 30, 2020, from $2.1 million for the three months ended September 30, 2019. Our net interest-earning assets increased $21.2 million to $67.5 million for the three months ended September 30, 2020, from $46.3 million for the three months ended September 30, 2019. Our interest rate spread increased by 20 basis points to 2.51% for the three months ended September 30, 2020, from 2.31% for the three months ended September 30, 2019.  Our net interest margin increased by 11 basis points to 2.63% for the three months ended September 30, 2020, from 2.52% for the three months ended September 30, 2020.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$375,631	$3,383	3.60%	$277,350	$2,789	4.02%
Interest-earning deposits with banks	34,241	23	0.27%	16,248	95	2.34%
Investment securities	16,542	95	2.30%	34,053	200	2.35%
Restricted investment in bank stock	1,635	38	9.30%	1,502	27	7.19%
Total interest-earning assets	428,049	3,539	3.31%	329,153	3,111	3.78%
Non-interest-earning assets	19,497			11,669
Total assets	$447,546			$340,822

Interest-bearing liabilities:
Demand deposits	$109,132	190	0.70%	$101,038	286	1.13%
Money market deposit accounts	56,756	97	0.68%	30,271	60	0.79%
Passbook and statement savings accounts	27,145	10	0.15%	26,735	13	0.19%
Checking accounts-Municipal	30,220	70	0.93%	13,434	55	1.64%
Certificates of deposit	57,670	200	1.39%	81,144	463	2.28%
Total deposits	280,923	567	0.81%	252,622	877	1.39%
Federal Home Loan Bank advances	26,438	104	1.57%	27,574	158	2.29%
Federal Reserve PPPLF advances	53,179	49	0.37%	—	—	—
Securities sold under agreements to repurchase	—	—	0.00%	2,651	1	0.15%
Total interest-bearing liabilities	360,540	720	0.80%	282,847	1,036	1.47%
Non-interest-bearing liabilities:
Checking	44,820			22,018
Other	11,412			3,657
Total liabilities	416,772			308,522
Shareholders' Equity	30,774			32,300
Total liabilities and Shareholders' equity	$447,546			$340,822

Net interest income		$2,819			$2,075
Interest rate spread (2)			2.51%			2.31%
Net interest-earning assets (3)	$67,509			$46,306
Net interest margin (4)			2.63%			2.52%
Average interest-earning assets to average interest-bearing liabilities			118.72%			116.37%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2020 vs 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,340	$(746)	$594
Interest-earning deposits with banks	143	(215)	(72)
Investment securities	(89)	(16)	(105)
Restricted investment in bank stock	1	10	11
Total interest-earning assets	1,395	(967)	428
Interest-bearing liabilities:
Demand deposits	39	(135)	(96)
Money market deposit accounts	63	(26)	37
Passbook and statement savings accounts	—	(3)	(3)
Checking accounts	86	(71)	15
Certificates of deposit	(41)	(222)	(263)
Total deposits	147	(457)	(310)
Federal Home Loan Bank advances	(2)	(52)	(54)
Federal Reserve PPPLF	—	49	49
Securities sold under agreements to repurchase	—	(1)	(1)
Total interest-bearing liabilities	145	(461)	(316)
Change in net interest income	$1,250	$(506)	$744

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

Provision for loan losses increased by $180,000 to $424,000 for the three months ended September 30, 2020, from $244,000 for the three months ended September 30, 2019, primarily as result of net charge-offs of $360,000 related to the medical education loans during the three months ended September 30, 2020. Due to the continued uncertainty of changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio. Non-performing loans decreased $1.4 million, or 37.8% from $3.7 million at December 31, 2019 to $2.3 million as of September 30, 2020, as a result of decreases of $736,000 in one-to four-family residential real estate loans, $441,000 in medical education loans and $269,000 in home equity and HELOCs loans compared to December 31, 2019. During the three months ended September 30, 2020, there were $360,000 net charge-offs recorded. During the three months ended September 30, 2019, there were $92,000 in net charge-offs recorded.

Non-Interest Income

Non-interest income increased $4.0 million to $6.2 million for the three months ended September 30, 2020, from $2.2 million for the three months ended September 30, 2019. The increase in non-interest income compared to the same period in 2019 was primarily due to an increase of $1.9 million in change in fair value of loans held for sale, $1.3 million increase in the gain on sale of loans, net, and an $838,000 increase on gain on derivative instruments. Change in fair value of loans held for sale increased from $40,000 for the three months ended September 30, 2019, to $2.0 million for the three months ended September 30, 2020. The gain on sale of loans, net increased $1.3 million to $3.0 million for the three months ended September 30, 2020, compared to $1.7 million for the three months ended September 30, 2019 primarily as a result of higher loan sales which increased $73.3 million from $79.5 million for the three months ended September 30, 2019, to $152.8 million for the three months ended September 30, 2020. The increase of $838,000 in gain on derivative instruments, net to $1.0 million for the three months ended September 30, 2020, from $177,000 from for the three months ended September 30, 2019 was a result of increased volume of locked loans. There was no gain on sale of available-for-sale securities for the three months ended September 30, 2020 compared to $211,000 gain on sale of available-for-sale securities for the three months ended September 30, 2019.

Non-Interest Expense

Non-interest expense increased $2.1 million or 59.4% to $5.7 million for the three months ended September 30, 2020, from $3.6 million for the three months ended September 30, 2019. The increase for the three months ended September 30, 2020, compared to the three months of September 30, 2019, was primarily as a result of an increase of $1.5 million in salaries and employee benefits, $405,000 in other expenses and $117,000 in data processing related operations costs.

Salaries and employee benefits expense increased by $1.5 million to $3.7 million for the three months ended September 30, 2020, from $2.2 million for the three months ended September 30, 2019. Salaries increased as full time equivalent (FTE) employees increased to 118 as of September 30, 2020, from 95 as of September 30, 2019 primarily as a result of the expansion of the Company’s lending and business banking operations. The other expenses increased $405,000, or 72.6%, to $963,000 for the three months ended September 30, 2020, from $558,000 for the three months ended September 30, 2019, due to increased expenses related to organizational expenses as we continue to grow and expand into new markets. In addition, other expense increased as a result of increases in the reserves for early payoffs (EPO) for loan pay-offs within six-months to the sale of an investor where the premium is to be paid back and pair-off fees for failure to deliver into a Best Efforts commitment when the subject Mortgage Loan has closed. Data processing related operations costs increased $117,000, or 54.7% to $331,000 for the three months ended September 30, 2020 from $214,000 for the three months ended September 30, 2019.

Income Tax Expense

Income tax expense was $785,000 for the three months ended September 30, 2020 compared to $101,000 in expense for the three months ended September 30, 2019. Federal income taxes included in total taxes for the three months ended September 30, 2020 and 2019 was $544,000 and $69,000, respectively, with effective federal tax rates of 19.1% and 15.9%. The increase in the effective tax rate for the three months ended September 30, 2020, compared to the same period a year ago reflected an increase in income before taxes.

For the three months ended September 30, 2020 and 2019, Pennsylvania state tax was $231,000 and $32,000, respectively with effective rate of 8.1% and 6.1%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020, compared to the same period a year ago reflected an increase in income before taxes. In addition, for the three months ended September 30, 2020, New Jersey state tax was $10,000.

Comparison of Statements of Income for the Nine Months Ended September 30, 2020 and September 30, 2019

General

Net income increased $2.9 million to $3.7 million for the nine months ended September 30, 2020, from $803,000 for the nine months ended September 30, 2019. The increase in net income for the nine months ended September 30, 2020, was primarily due to an increases of $7.2 million in non-interest income and $1.4 million in net interest income offset by increases of $4.3 million in non-interest expense and $1.2 million in income tax expense.

Interest Income

Total interest income increased $1.2 million, or 13.7%, to $9.9 million for the nine months ended September 30, 2020, from $8.7 million for the nine months ended September 30, 2019.  The increase was primarily the result of an increase in interest and fees on loans of $1.7 million offset by a decrease in interest on investment securities of $366,000 and a decrease in interest on interest-earning deposits with banks of $151,000.  Total average interest-earning assets increased $65.4 million to $378.5 million for the nine months ended September 30, 2020, from $313.1 million for the same period in 2019. The increase was primarily as a result of an increase in the average balance of loans of $74.7 million and $11.5 million in average balance of interest-earning deposits with banks partially offset by a $21.3 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 22 basis points to 3.48% for the nine months ended September 30, 2020, as compared to 3.70% for the nine months ended September 30, 2019.

Interest and fees on loans increased $1.7 million to $9.3 million for the nine months ended September 30, 2020, from $7.6 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $74.7 million, which increased to $332.0 million for the nine months ended September 30, 2020, from $257.3 million for the nine months ended September 30, 2019 primarily as a result of an increase in the average balance of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans decreased 21 basis point to 3.75% for the nine months ended September 30, 2020, versus 3.96% for the nine months ended September 30, 2019.

Interest income on interest-earning deposits decreased by $151,000 to $128,000 for the nine months ended September 30, 2020, from $279,000 for the nine months ended September 30, 2019. The decrease was primarily due to a decrease average yield on interest-earning deposits with banks decreased 181 basis points, to 0.64% for the nine months ended September 30, 2020, from 2.45% for the nine months ended September 30, 2019, due to decline in interest rates following the COVID-19 pandemic. The targeted federal funds rate was cut to 0.25% on March 16, 2020. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $11.5 million to $26.7 million for the nine months ended September 30, 2020, from $15.2 million for the nine months ended September 30, 2019.

Interest on investment securities decreased by $366,000 to $355,000 for the nine months ended September 30, 2020, from $721,000 for the nine months ended September 30, 2019, respectively. Interest on investment securities decreased as a result of a $242,000 decrease in income on taxable and non-taxable interest and dividend investments as well as a $124,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $117,000 for the nine months ended September 30, 2020, from $241,000 for the nine months ended September 30, 2019. The average yield on total securities increased to 2.60% for the nine months ended September 30, 2020, from 2.43% for the same period in 2019.  The average balance of investment securities decreased by $21.3 million to $18.2 million for the nine months ended September 30, 2020, from $39.5 million for the nine months ended September 30, 2019 as cash flows from investments were redeployed into higher yielding loan balances.

Interest Expense

Total interest expense decreased $198,000 to $2.4 million for the nine months ended September 30, 2020, from $2.6 million for the nine months ended September 30, 2019, primarily due to a $368,000 decrease in interest expense on deposits offset by $105,000 increase in interest expense on advances from the FHLB and a $68,000 increase in interest expense on advances from the PPPLF.

Interest expense on deposits decreased $368,000 to $1.9 million for the nine months ended September 30, 2020, from $2.3 million for the nine months ended September 30, 2019, primarily as the average cost of deposits decreased to 97 basis points for the nine months ended September 30, 2020 from 123 basis points for the nine months ended September 30, 2019. Offsetting this decrease, was an increase of $16.5 million in the average balance of interest bearing deposits from September 30, 2019. The increase in the average balance of interest bearing deposits of $16.5 million from $248.1 million as of September 30, 2019, to $264.6 million as of September 30, 2020, was primarily as a result of a $31.1 million increase in the average balance of our core deposit accounts offset by a decrease of $14.6 million in the average balance of our certificates of deposit. The average rate paid on money market deposits remained relatively flat at 0.73% for the nine months ended September 30, 2020 and 0.72% for the nine months ended September 30, 2019. The decrease in the balance of our certificates of deposits of $14.6 million from $76.0 million for the nine months ended September 30, 2019, to $61.4 million for the nine months ended September 30, 2020, was primarily the result of a $17.1 million decrease in the average balance of certificates of deposit issued through brokers from $32.6 million for the nine months ended September 30, 2019 to $15.5 million for the nine months ended September 30, 2020, offset by an increase of $2.5 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 1.76% for the nine months ended September 30, 2020, as compared to 2.12% for the nine months ended September 30, 2019.

Interest expense on advances from the FHLB increased $105,000 to $424,000 for the nine months ended September 30, 2020, from $319,000 for the nine months ended September 30, 2019 primarily as a result of an increase in the average balance of the FHLB advances. The average balance of the FHLB advances increased $11.2 million to $29.8 million for the nine months ended September 30, 2020, from $18.6 million for the nine months ended September 30, 2019, primarily due to increase in funding requirements for the loan portfolio. Offsetting the increase in the average balance was a decrease in the average rate of 39 basis points from 2.28% for the nine months ended September 30, 2019, to 1.89% for the nine months ended September 30, 2020. During the July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to take advantage of the lower interest rate environment.

Net Interest Income

Net interest income increased $1.4 million to $7.5 million for the nine months ended September 30, 2020, from $6.1 million for the nine months ended September 30, 2019. Our net interest-earning assets increased $17.3 million to $61.3 million for the nine months ended September 30, 2020, from $44.0 million for the nine months ended September 30, 2019. Our interest rate spread increased by 6 basis points to 2.47% for the nine months ended September 30, 2020 from 2.41%, for the nine months ended

September 30, 2019.  Our net interest margin was 2.64% for the nine months ended September 30, 2020, compared to 2.59% for the nine months ended September 30, 2019.

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

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$331,954	$9,329	3.75%	$257,324	$7,639	3.96%
Interest-earning deposits with banks	26,663	128	0.64%	15,160	279	2.45%
Investment securities	18,184	355	2.60%	39,504	721	2.43%
Restricted investment in bank stock	1,730	81	6.24%	1,114	59	7.06%
Total interest-earning assets	378,531	9,893	3.48%	313,102	8,698	3.70%
Non-interest-earning assets	18,015			10,966
Total assets	$396,546			$324,068

Interest-bearing liabilities:
Demand deposits	$104,281	586	0.75%	$100,351	723	0.96%
Money market deposit accounts	45,602	249	0.73%	31,042	168	0.72%
Passbook and statement savings accounts	26,200	32	0.16%	27,962	44	0.21%
Checking accounts-Municipal	27,061	242	1.19%	12,717	141	1.48%
Certificates of deposit	61,443	810	1.76%	76,022	1,211	2.12%
Total deposits	264,587	1,919	0.97%	248,094	2,287	1.23%
Federal Home Loan Bank advances	29,845	424	1.89%	18,619	319	2.28%
Federal Reserve PPPLF advances	22,784	68	0.40%	—	—	—
Securities sold under agreements to repurchase	—	—	0.00%	2,363	3	0.17%
Total interest-bearing liabilities	317,216	2,411	1.01%	269,076	2,609	1.29%
Non-interest-bearing liabilities:
Checking	39,192			20,091
Other	9,953			3,054
Total liabilities	366,361			292,221
Shareholders' Equity	30,185			31,847
Total liabilities and Shareholders' equity	$396,546			$324,068

Net interest income		$7,482			$6,089
Interest rate spread (2)			2.47%			2.41%
Net interest-earning assets (3)	$61,315			$44,026
Net interest margin (4)			2.64%			2.59%
Average interest-earning assets to average interest-bearing liabilities			119.33%			116.36%
(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended September 30, 2020 vs 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,440	$(750)	$1,690
Interest-earning deposits with banks	231	(382)	(151)
Investment securities	(456)	90	(366)
Restricted investment in bank stock	35	(13)	22
Total interest-earning assets	2,250	(1,055)	1,195
Interest-bearing liabilities:
Demand deposits	55	(192)	(137)
Money market deposit accounts	80	1	81
Passbook and statement savings accounts	(3)	(9)	(12)
Checking accounts-Municipal	153	(52)	101
Certificates of deposit	(240)	(161)	(401)
Total deposits	45	(413)	(368)
Federal Home Loan Bank advances	206	(101)	105
Federal Reserve PPPLF	—	68	68
Securities sold under agreements to repurchase	(4)	1	(3)
Total interest-bearing liabilities	247	(445)	(198)
Change in net interest income	$2,003	$(610)	$1,393

Provision for Loan Losses

Provision for loan losses increased by $213,000 to $985,000 for the nine months ended September 30, 2020, from $772,000 for the nine months ended September 30, 2019. Non-performing loans decreased $1.4 million, or 37.8% from $3.7 million at December 31, 2019 to $2.3 million as of September 30, 2020, as a result of decreases of $736,000 in one-to-four family residential real estate loans, $441,000 in medical education loans and $269,000 in home equity and HELOCs loans compared to December 31, 2019. During the nine months ended September 30, 2020, there were charge-offs recorded of $514,000 and $1,000 received in recoveries. During the nine months ended September 30, 2019, there were $394,000 in net charge-offs recorded. Due to uncertainty of the changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio.

Non-Interest Income

Non-interest income increased $7.2 million to $12.3 million for the nine months ended September 30, 2020, from $5.1 million for the nine months ended September 30, 2019. The increase in non-interest income compared to the same period in 2019 was primarily due to an increase of $4.0 million in the gain on sale of loans, net to $7.0 million for the nine months ended September 30, 2020, compared to $3.0 million for the nine months ended September 30, 2019, primarily as a result of higher loan sales which increased $216.2 million from $146.8 million for the nine months ended September 30, 2019, to $363.0 million for the nine months ended September 30, 2020. The increase in fair value of loans held for sale of $1.9 million for nine months end September 30, 2020 compared to same period in 2019 was primarily due to an increase in the loans held for sale balance, from $37.9 million at December 31, 2019, to $100.1 million at September 30, 2020. Gain from derivative instruments, net increased $1.2 million from $1.3 million for the nine months ended September 30, 2019 to $2.5 million for the nine months ended September 30, 2020, Offsetting these increases was a $78,000 decrease in gain on sale of available-for-sale securities, net from $219,000 for nine months ended September 30, 2019 to $141,000 for nine months ended September 30, 2020.

Non-Interest Expense

Non-interest expense increased $4.3 million or 45.7% to $13.7 million for the nine months ended September 30, 2020, from $9.4 million for the nine months ended September 30, 2019. The increase was primarily as a result of an increase of $2.8 million in salaries and employee benefits, $856,000 in other expenses and $216,000 in data processing related operations costs.

Salaries and employee benefits expense increased by $2.8 million to $8.5 million for the nine months ended September 30, 2020, from $5.7 million for the nine months ended September 30, 2019. Salaries increased as FTE employees increased to 118 FTEs as of September 30, 2020, from 95 September 30, 2019. The increase was primarily a result of the expansion of the Company’s lending and business banking operations. The other expenses increased $856,000 or 60.3%, to $2.3 million for the nine months ended September 30, 2020, from $1.4 million for the nine months ended September 30, 2019, due to increased expenses related to organizational expenses as we continue to grow and expand into new markets. In addition, other expense increased as a result of increases in the reserves for early payoffs (EPO) for loan pay-offs within six-months to the sale of an investor where the premium is to be paid back and pair-off fees for failure to deliver into a Best Efforts commitment when the subject Mortgage Loan has closed. Data processing related operations costs increased approximately $216,000 to $806,000 for the nine months ended September 30, 2020, from $590,000 for the nine months ended September 30, 2019.

Income Tax Expense

Income tax expense was $1.4 million for the nine months ended September 30, 2020, compared to $203,000 in expense for the nine months ended September 30, 2019. Federal income taxes included in total taxes for the nine months ended September 30, 2020 and 2019 was $988,000 and $160,000, respectively, with effective federal tax rates of 19.3% and 15.9%. The increase in the effective tax rate for the nine months ended September 30, 2020, compared to the same period a year ago reflected an increase in income before taxes.

For the nine months ended September 30, 2020 and 2019, Pennsylvania state tax was $406,000 and $43,000, respectively with effective rate of 7.9% and 4.3%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2020, compared to the same period a year ago reflected an increase in income before taxes. In addition, for the nine months ended September 30, 2020, New Jersey state tax was $29,000.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing TDRs. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.3 million, or 0.4% of total assets, at September 30, 2020. There were no non-accruing troubled debt restructurings at September 30, 2020 and December 31, 2019. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at September 30, 2020 and at December 31, 2019.

	At September 30,	At December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$950	$1,686
Home equity & HELOCs	39	308
Consumer:
Medical education	1,269	1,710
Total non-accrual loans	2,258	3,704

Loans accruing past 90 days	—	—

Total non-performing loans	2,258	3,704

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,258	$3,704

Ratios:
Total non-performing loans to total loans receivable	0.71%	1.45%
Total non-performing loans to total assets	0.44%	1.04%
Total non-performing assets to total assets	0.44%	1.04%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$1,845	$1,182	$1,437	$956

Charge-offs:
Residential:
One- to four-family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education	(360)	(93)	(514)	(398)
Other	—	—	—	—
Total charge-offs	(360)	(93)	(514)	(398)

Recoveries:
Residential:
One- to four-family	—	—	—	3
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	—	1	1	1
Other	—	—	—	—
Total recoveries	—	1	1	4

Net (charge-offs) recoveries	(360)	(92)	(513)	(394)
Provision for loan losses	424	244	985	772
Balance at end of period	$1,909	$1,334	$1,909	$1,334

Ratios:
Net charge-offs to average loans outstanding	0.12%	0.04%	0.18%	0.17%
Allowance for loan losses to non-performing loans at end of period	84.54%	37.55%	84.54%	37.55%
Allowance for loan losses to total loans at end of period	0.60%	0.54%	0.60%	0.54%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we may use brokered certificates of deposit as a funding source of our asset base. As of September 30, 2020, and December 31, 2019, the Company had $10.0 million, or 2.0% of total assets, and $22.5 million, or 6.3% of total assets, of brokered certificates of deposit, respectively.  We also have the ability to borrow from the FHLB and from the PPPLF. The Bank had advances from PPPLF of $57.7 million with unused borrowing capacity of $18.0 million as of September 30, 2020. The Bank also had FHLB advances of $27.0 million outstanding and $37.2 million in letters of credit with unused borrowing capacity of $122.7 million as of September 30, 2020. Additionally, at September 30, 2020, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank of Philadelphia, which was $1.1 million at September 30, 2020. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank of Philadelphia during the nine months ended September 30, 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $47.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.0 million at September 30, 2020. Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $57.7 million and $21.8 million for the nine months ended September 30, 2020, and September 30, 2019, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was ($58.9) million and $4.9 million for the nine months ended September 30, 2020, and September 30, 2019, respectively. During the nine months ended September 30, 2020, there was $4.9 million in available-for-sale securities sold compared to $19.1 million available-for-sale securities sold for the nine months ended September 30, 2019.  Net cash provided by financing activities was $143.1 million and $27.2 million for the nine months ended September 30, 2020, and 2019, respectively. Net cash provided by financing activities for the nine months ended September 30, 2020, consisted primarily of increases in deposits of $87.3 million and proceeds of $57.7 million in proceeds from the PPPLF. Net cash provided by financing activities for the nine months ended September 30, 2019 primarily consisted of $17.0 million increase in net long-term borrowing from the FHLB advances and $11.1 million net increase in deposits.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2020, totaled $51.5 million of total deposits which included brokered certificates of deposit of $10.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2020, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2020, and December 31 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2020, the Bank met all the capital adequacy requirements to which it was subject. At September 30, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2020 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total risk-based capital (to risk-weighted assets)	$35,605	12.9%	$>22,068	> 8.0%	$>27,585	>10.0%
Tier 1 capital (to risk-weighted assets)	33,696	12.2	>16,551	> 6.0%	>22,068	> 8.0%
Tier 1 capital (to average assets)	33,696	8.4	>16,120	> 4.0%	>20,150	> 5.0%
Tier 1 common equity (to risk -weighted assets)	33,696	12.2	>12,413	> 4.5%	>17,930	> 6.5%

As of December 31, 2019
Total risk-based capital (to risk-weighted assets)	$31,203	14.7%	$>16,981	> 8.0%	$>21,227	>10.0%
Tier 1 capital (to risk-weighted assets)	29,766	14.0	>12,736	> 6.0%	>16,981	> 8.0%
Tier 1 capital (to average assets)	29,766	8.5	>13,981	> 4.0%	>17,476	> 5.0%
Tier 1 common equity (to risk -weighted assets)	29,766	14.0	>9,552	> 4.5%	>13,797	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of September 30, 2020, and December 31, 2019, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016, through December 31, 2019, above its minimum risk-based capital requirements. As of September 30, 2020, the Bank is required to maintain a capital conservation buffer of 2.50%. At September 30, 2020, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the Federal Deposit Insurance Corporation (“FDIC”), Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9 percent ratio effective January 1, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2020, we had outstanding commitments to originate loans of $124.2 million, unused lines of credit totaling $24.9 million and $37.8 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020, totaled $51.5 million of total deposits which included brokered certificates of deposit of $10.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2020.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2020, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2020 are set forth in the table below:

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 31, 2020	1,365	$13.13	1,365	67,662
August 1, 2020 - August 31, 2020	12,821	12.34	12,821	54,841
September 1, 2020- September 30, 2020	2,265	13.07	2,265	52,576
Total	16,451	$12.51	16,451

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

HV BANCORP, INC.

Date: November 13, 2020	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2020	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)