Form 10-K
period 2020-12-31
HV Bancorp, Inc.
filed 2021-03-30
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                   Title of each class                             Trading Symbol (s)                        Name of each exchange on which registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $22,449,607.

As of March 16, 2021, there were 2,272,125 shared issued and 2,175,548 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This annual report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 7- “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  HV Bancorp, Inc. (the "Company" or "HV Bancorp") wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results.  The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates and changes in the duration of interest-earning assets and interest-bearing liabilities could negatively impact net interest income;  (ii) adverse changes in the economy, either nationally or in our markets, including, without limitation, the adverse and ongoing effects of the COVID-19 pandemic on the global, national, and local economy, which may affect the Company’s credit quality, revenue, and business operations; and government and business responses there to, specifically the effect on loan customers to repay loans (iii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (iv) changes in consumer spending could negatively impact the Company's credit quality and financial results; (v) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (vi) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vii) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (x) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities; and (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than investment in securities and owning the common stock of the Bank and having deposits in the Bank. The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “Plan”) at a Special Meeting of Shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the Plan (see Note 13 of the Audited Consolidated Financial Statements for further discussion). At December 31, 2020, HV Bancorp, Inc. had total consolidated assets of $861.6 million, total consolidated deposits of $730.8 million, and total consolidated shareholders’ equity of $38.9 million. Our executive offices are located at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

On August 21, 2019, the Board of Directors of HV Bancorp, Inc. approved, in accordance with the Company’s Bylaws, a change in the Company’s fiscal year to begin January 1 and end on December 31 of each year. As a result of the change, this Form 10-K includes information for the six-month transition period from July 1, 2019 to December 31, 2019 sometimes referred to as the “transition period ended December 31, 2019”; and also contains unaudited information for the twelve-month period from January 1 to December 31, 2019, which compares more accurately to the 2020 presentation.

Huntingdon Valley Bank

Huntingdon Valley Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Pennsylvania Department of Banking and Securities (the "Pennsylvania Department of Banking"). We have offices in Montgomery, Bucks and Philadelphia Counties, Pennsylvania and Mount Laurel, New Jersey and Wilmington, Delaware. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

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

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans) and other commercial business, construction  loans and, to a lesser extent, home equity loans and home equity lines of credit (“HELOCs”) and consumer loans. Additionally, in 2020, we originated loans as participants in the Paycheck Protection Program (“PPP”) as well as the Main Street Lending Program.

We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances, and principal and interest payments on loans and securities. Additionally, in 2020, we participated in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which provided funding for the origination of PPP loans.

Our website address is www.myhvb.com.  Information on this website should not be considered a part of this annual report.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China which has spread rapidly across the globe, and the outbreak was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. For discussion regarding the impact of the COVID-19 pandemic on our financial results, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market Area

We are headquartered in Doylestown, Pennsylvania, which is located in the northeast suburban area of metropolitan Philadelphia. We primarily serve communities located in Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware.

Our markets are demographically attractive, close to the business and financial district of Center City Philadelphia, and within commuting distance of Northern New Jersey and New York City. Philadelphia, Montgomery, and Bucks Counties comprise the 1st, 3rd and 4th largest counties in Pennsylvania, respectively, Burlington County is the 3rd largest county in New Jersey and New Castle County is the largest county in Delaware. The following table shows key demographics for our markets.

	Delaware	Pennsylvania			New Jersey
	New Castle County	Philadelphia County	Montgomery County	Bucks County	Burlington County
Unemployment (December 2020)	4.9%	9.7%	5.5%	5.7%	6.3%
Median Household Income (2015-2019 United States Census)	$73,892	$45,927	$91,546	$89,139	$87,416
Estimated Population (United State Census 2019)	559,000	1,584,000	831,000	628,000	445,000
Estimated Population Growth (2010-2019 United State Census)	3.8%	3.8%	3.9%	0.5%	(0.8)%

As of 2017, the Philadelphia metropolitan area is the ninth largest total gross metropolitan product in the United States and is home to many universities and colleges.  The economy of our market area is heavily based on education, life sciences and social services. The city of Philadelphia is home to many Fortune 500 companies, including pharmaceutical distributor, AmerisourceBergen; cable television and internet provider Comcast; insurance company Lincoln Financial Group; and food services company Aramark.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money centers and regional banks, community banks and credit unions. Banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank, Santander and Citizens Financial Group, Inc. also operate in our market area. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, and mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and home equity lines of credit, and, to a lesser extent, construction loans and consumer loans. Our primary business has been the origination of one- to four-family residential real estate loans, of which 52.7% were adjustable-rate loans and 47.3% were fixed-rate loans as of December 31, 2020 and the sale of one- to four-family residential real estate loans. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition.  The following tables sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$141,891	44.74%	$197,547	77.43%
Home equity & HELOCs	3,993	1.26	4,383	1.72
Commercial real estate	68,705	21.67	35,188	13.79
Commercial business	24,152	7.62	11,119	4.36
SBA PPP loans	64,380	20.30	—	—
Main Street Lending Program	1,556	0.49	—	—
Construction	7,299	2.30	784	0.31
Consumer and other:
Medical education	5,105	1.61	6,097	2.39
Consumer	33	0.01	8	—
Total loans receivable	317,114	100.00%	255,126	100.00%
Deferred loan origination costs	(1,286)		1,343
Allowance for loan losses	(2,017)		(1,437)
Total loans receivable, net	$313,811		$255,032

	At June 30,
	2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$201,526	83.84%	$182,234	85.97%	$88,578	79.06%	$71,980	76.75%
Home equity & HELOCs	4,158	1.73	4,921	2.32	5,466	4.88	6,448	6.87
Commercial real estate	16,460	6.85	10,804	5.10	12,191	10.88	11,620	12.39
Commercial business	9,728	4.05	4,059	1.91	3,801	3.39	558	0.59
SBA PPP loans	—	—	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—	—	—
Construction	1,981	0.82	2,907	1.37	2,004	1.79	3,179	3.39
Consumer and other:
Medical education	6,506	2.71	7,047	3.32	—	—	—	—
Consumer	3	—	31	0.01	5	—	10	0.01
Total loans receivable	240,362	100.00%	212,003	100.00%	112,045	100.00%	93,795	100.00%
Deferred loan origination costs	1,606		1,564		359		142
Allowance for loan losses	(1,182)		(871)		(593)		(487)
Total loans receivable, net	$240,786		$212,696		$111,811		$93,450

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2021.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four- Family Real Estate Loans	Home Equity & HELOCs	Commercial Real Estate Loans	Commercial Business Loans	SBA PPP Loans	Main Street Lending Program	Construction Loans	Medical education Loans	Consumer Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2021	$—	$545	$6,654	$21,376	$—	$—	$1,172	$—	$33	$29,780
2022	22	15	1,987	—	64,380	—	1,984	—	—	68,388
2023	172	—	2,815	347	—	—	—	—	—	3,334
2024 to 2025	44	105	23,574	1,247	—	1,556	1,253	—	—	27,779
2026 to 2030	4,651	141	26,749	684	—	—	711	1,396	—	34,332
2031 to 2035	4,218	374	2,343	—	—	—	1,281	3,709	—	11,925
2036 and beyond	132,784	2,813	4,583	498	—	—	898	—	—	141,576
Total	$141,891	$3,993	$68,705	$24,152	$64,380	$1,556	$7,299	$5,105	$33	$317,114

The following table sets forth our fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$67,149	$74,742	$141,891
Home equity & HELOCs	408	3,040	3,448
Commercial real estate	37,618	24,433	62,051
Commercial business	1,920	856	2,776
SBA PPP loans	64,380	—	64,380
Main Street Lending Program	—	1,556	1,556
Construction	62	6,065	6,127
Consumer and Other:
Medical education	—	5,105	5,105
Consumer	—	—	—
Total	$177,540	$109,794	$287,334

One- to Four-Family Residential Real Estate Lending.  At December 31, 2020, we had $141.9 million of loans secured by one- to four-family residential real estate, representing 44.7% of our total loan portfolio.  In addition, at December 31, 2020, we had $83.5 million of residential mortgages held for sale.  We originate fixed-rate one- to four-family residential real estate loans as well as adjustable-rate loans depending on market conditions and borrower preferences.  At December 31, 2020, 47.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 52.7% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2020 was generally $510,400 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At December 31, 2020, we had $73.8 million in jumbo loans, which represented 52.0% of our one- to four-family residential real estate loans. Of the $73.8 million in jumbo loans, 70.4% or $52.0 million were variable jumbo loans and 29.6% or $21.8 million were fixed jumbo loans. Our average loan size for jumbo loans was $731,000 at December 31, 2020.  We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Most of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At December 31, 2020, outstanding home equity loans and equity lines of credit totaled $4.0 million, or 1.3% of total loans outstanding.  At December 31, 2020, the unadvanced portion of home equity lines of credit totaled $7.5 million.  At December 31, 2020, $2.5 million of our home equity loans and lines of credit were in a junior lien position.

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

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At December 31, 2020, we had $68.7 million in commercial real estate loans, representing 21.7% of our total loan portfolio.  Our commercial real estate loans generally have initial terms of five years and amortization terms of 20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75-80%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate multi-family loans generally secured by multi-family buildings. At December 31 2020, the average loan balance of our outstanding commercial real estate loans was $493,000, and the largest of such loans was a $3.7 million loan secured by three multi-family buildings. This loan was performing in accordance with its terms at December 31, 2020.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  We generally require a debt service ratio of at least 1.20x.  All commercial real estate loans are appraised by outside independent appraisers and reviewed by an outside appraisal management firm, all of whom are reviewed by the board of directors.

Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the creditworthiness of the tenant, loan-to-value ratio and the debt service ratio associated with the loan. We require property, casualty and title insurance and flood insurance if the property is in a flood zone area.

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

Commercial Business Lending.  At December 31, 2020, we had $24.2 million of commercial business loans, representing 7.6% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction Lending.  We originate construction loans for the purchase of raw land and for the associated construction of commercial properties along with multi and single-family residences.  Construction loans provide for the payment of interest only during the construction phase, which is usually twelve months with optional six month extensions. In many cases the project will include a cash interest reserve set aside in a bank-controlled deposit account to fund these payments through project completion.  At the end of the construction phase, many of the loans convert to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser and review by our third-party appraisal review firm. On construction loans greater than $1 million, we generally require a plan and spec review by a qualified company to verify construction costs are within market costs and to limit project estimation errors.  We also review and engage third-party inspectors to verify the completed work project prior to disbursement of funds during the term of the construction loan. At December 31, 2020, we had $7.3 million of construction loans, representing 2.3% of our total loan portfolio.  At December 31, 2020, our largest construction loan was a $1.3 million loan participation that was performing in accordance with its original terms at December 31, 2020.

The maximum loan-to-value of these loans is the lesser of 80% of cost or appraised value for owner-occupied properties, and the lesser of 75% of cost or appraised value for investment properties.  Personal guarantees are generally required on all such projects.

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

Small Business Association (“SBA”) PPP. In April 2020, we began accepting and processing applications for loans under the PPP implemented by the SBA with support from the Department of Treasury under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2020, the

Company had received over 450 applications from new and existing customers with an outstanding balance of $64.4 million. The PPP loans have a two-year term and earn interest at 1%. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.”

Main Street Lending Program. In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At December 31, 2020, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding at December 31, 2020 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Medical Education Lending. In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2020, the balance of the private education loans was $5.1 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2020, there were three loans with a balance of approximately $81,000 that are past due 90 days or more. There are certain medical education loans for which a forbearance status has been granted and, while not past due, are classified as non-performing. Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months.

Consumer Lending. At December 31, 2020, our consumer loan portfolio totaled $33,000 consisting of consumer overdraft accounts.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our Statement of Financial Condition as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2020, we sold $600.8 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2020, we had four participation loans for $2.8 million in which we were not the lead lender, all of which were performing in accordance with the loans’ original terms at December 31, 2020. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

In November 2017, we purchased a $7.8 million portfolio of private education loans made to American citizens attending AMA approved medical schools in Caribbean nations. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2020, the balance of the private education loans was $5.1 million.

The following table shows our loan originations, sales and repayment activities for the year ended December 31, 2020, the six months ended December 31, 2019, and the years indicated for June 30, including loans held for sale.

	For the Year Ended December 31,	For the Six Months Ended December 31,	For the Year Ended June 30,
	2020	2019	2019	2018	2017	2016
		(In thousands)
Total loans at beginning of year (1)	$293,002	$274,110	$225,561	$124,829	$118,471	$100,040
Loan originations:
Residential:
One- to four-family (1)	647,913	190,760	176,070	170,479	202,503	182,962
Home equity & HELOCs	—	7	148	103	430	2,989
Commercial real estate	51,167	32	1,383	673	1,796	1,198
Commercial business	1,257	5,981	636	2,767	3,386	—
SBA PPP loans	76,080	—	—	—	—	—
Main Street Lending Program	31,112	—	—	—	—	—
Construction	2,098	—	2,446	5,384	—	2,970
Consumer loans	33	9	3	31	5	4
Total loans originated	809,660	196,789	180,686	179,437	208,120	190,123
Loans Purchased	—	—	15,991	88,180	—	—
Sales and loan principal repayments:
Principal repayments	114,509	14,798	8,051	22,208	22,494	13,914
Loan sales	587,490	163,099	140,077	144,677	179,268	157,778
Net loan activity	107,661	18,892	48,549	100,732	6,358	18,431
Total loans at end of year (1)	$400,663	$293,002	$274,110	$225,561	$124,829	$118,471

(1)	Includes loans held for sale.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% if secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $5.7 million as of December 31, 2020.  At December 31, 2020, our largest credit relationship was $4.4 million which consisted of a $4.4 million commercial real estate loan secured by multi-family apartment buildings. At December 31, 2020, this loan was performing in accordance with its current terms.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower's ability to repay the loan and the value of the property securing the loan. To assess the borrower's ability to repay, we review the borrower's income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers who are approved by our board of directors. All real estate secured loans generally require fire, title and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by the Bank are subject to our underwriting guidelines.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2020
Residential:
One- to four-family	4	$543	2	$186	7	$571	13	$1,300
Home equity & HELOCs	1	38	—	—	—	—	1	38
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Medical education	4	169	8	951	3	81	15	1,201
Consumer	—	—	—	—	—	—	—	—
Total	9	$750	10	$1,137	10	$652	29	$2,539

At December 31, 2019
Residential:
One- to four-family	4	$365	2	$94	5	$359	11	$818
Home equity & HELOCs	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Medical education	4	103	1	53	14	709	19	865
Consumer	—	—	—	—	—	—	—	—
Total	8	$468	3	$147	19	$1,068	30	$1,683

At June 30, 2019
Residential:
One- to four-family	3	$321	3	$179	9	$1,407	15	$1,907
Home equity & HELOCs	—	—	—	—	2	316	2	316
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Medical education	12	534	6	220	10	841	28	1,595
Consumer	—	—	—	—	—	—	—	—
Total	15	$855	9	$399	21	$2,564	45	$3,818

At June 30, 2018
Residential:
One- to four-family	3	$595	5	$412	5	$800	13	$1,807
Home equity & HELOCs	—	—	—	—	1	105	1	105
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Medical education	4	152	2	62	1	24	7	238
Consumer	—	—	—	—	—	—	—	—
Total	7	$747	7	$474	7	$929	21	$2,150

Non-Performing Loans.  Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At December 31, 2020, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. Generally, the loan may be restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest income that would have been recorded for the year ended December 31, 2020 had non-accruing loans been current according to their original terms amounted to $65,000.  We recognized $28,000 of interest income for these loans for the year ended December 31, 2020.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had no other real estate owned at December 31, 2020 and 2019.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had one loan accruing past due 90 days at June 30, 2018 and no accruing loans past due 90 days or more at December 31, 2020 and 2019, June 30, 2019, 2017 or 2016. Additionally, we had no non-accruing troubled debt restructurings at December 31, 2020 and 2019, June 30, 2019, 2018, 2017 or 2016.

	At December 31,		At June 30,
	2020	2019	2019	2018	2017	2016
		(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$932	$1,686	$1,852	$1,429	$1,198	$818
Home equity & HELOCs	—	308	316	105	110	227
Commercial:
Commercial real estate	—	—	—	—	100	100
Commercial business	—	—	—	—	—	—
SBA PPP Loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer:
Medical education	1,322	1,710	1,108	—	—	—
Total non-accrual loans	2,254	3,704	3,276	1,534	1,408	1,145

Loans accruing past 90 days:
Consumer and other:
Medical education	—	—	—	24	—	—

Total non-performing loans	2,254	3,704	3,276	1,558	1,408	1,145

Real estate owned	—	—	—	—	—	115
Other non-performing assets	—	—	—	—	—	—
Total non-performing assets	$2,254	$3,704	$3,276	$1,558	$1,408	$1,260

Ratios:
Total non-performing loans to total loans	0.71%	1.45%	1.36%	0.73%	1.26%	1.23%
Total non-performing loans to total assets	0.26%	1.04%	0.95%	0.52%	0.65%	0.63%
Total non-performing assets to total assets	0.26%	1.04%	0.95%	0.52%	0.65%	0.69%

Total non-performing loans decreased to $2.3 million, or 0.71% of total loans, at December 31, 2020 from $3.7 million, or 1.45% of total loans, at December 31, 2019 as a result of an decrease of $754,000 in non-performing one- to four-family residential real estate loans, $388,000 decrease in medical education loans and a $308,000 decrease in non-performing home equity and HELOCs. Non-performing one- to four-family residential real estate loans totaled $932,000 at December 31, 2020.  Non-performing medical education loans totaled $1.3 million at December 31, 2020. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months. There were no non-performing commercial real estate loans, commercial business and construction loans at December 31, 2020.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At December 31, 2020, we had $194,000 of loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2020 and 2019, and June 30, 2019 or 2018.  The classified assets total at December 31, 2020 includes $2.3 million of non-performing loans.

	At December 31,		At June 30,
	2020	2019	2019	2018
	(In thousands)
Classified assets:
Substandard	$2,696	$4,216	$3,826	$2,775
Doubtful	—	—	—	—
Loss	—	—	—	—
Total classified assets	$2,696	$4,216	$3,826	$2,775
Special Mention	$194	$204	$208	$216
Total criticized assets	$2,890	$4,420	$4,034	$2,991

The decrease in classified assets was due to a $1.5 million decrease in substandard assets primarily due to a $754,000 decrease in substandard one- to four-family residential real estate loans, $388,000 decrease in substandard medical education loans and a decrease of $308,000 in substandard home equity loans and HELOCs. Substandard assets at December 31, 2020 consisted of $2.3 million in non-accrual loans and $441,000 in loans that were performing.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses at the dates indicated.

	At or for the Year Ended December 31,	At or for the Six Months Ended December 31,	At or For the Years Ended June 30,
	2020	2019	2019	2018	2017	2016
		(Dollars in thousands)
Balance at beginning of year	$1,437	$1,182	$871	$593	$487	$514

Charge-offs:
Residential:
One- to four-family	—	—	—	(11)	—	—
Home equity & HELOCs	—	—	—	—	(125)	—
Commercial:
Commercial real estate	—	—	—	(23)	—	(34)
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer:
Medical education	(529)	(121)	(305)	—	(4)	(3)
Other	—	—	—	—	—	—
Total charge-offs	(529)	(121)	(305)	(34)	(129)	(37)

Recoveries:
Residential:
One- to four-family	—	65	5	3	8	—
Home equity & HELOCs	—	—	—	—	—	—
Commercial real estate	—	28	—	43	25	—
Commercial business	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer:	—	—	—	—	1	1
Medical education	1	1	—	—	—	—
Total recoveries	1	94	5	46	34	1

Net (charge-offs) recoveries	(528)	(27)	(300)	12	(95)	(36)
Provision for loan losses	1,108	282	611	266	201	9
Balance at end of year	$2,017	$1,437	$1,182	$871	$593	$487

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.18%	0.01%	0.13%	(0.01)%	0.10%	0.04
Allowance for loan losses to non-performing loans at end of year	89.49%	38.80%	36.08%	56.78%	42.15%	42.53
Allowance for loan losses to total loans at end of year	0.64%	0.56%	0.49%	0.41%	0.53%	0.52

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

	At December 31,						At June 30,
	2020			2019			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$637	31.58%	44.74%	$701	48.78%	77.43%	$711	60.15%	83.84%
Home equity & HELOCs	15	0.74	1.26	44	3.06	1.72	46	3.89	1.73
Commercial:
Commercial real estate	519	25.73	21.67	229	15.94	13.79	99	8.37	6.85
Commercial business	280	13.88	7.62	122	8.49	4.36	108	9.14	4.05
SBA PPP Loans	—	—	20.30	—	—	—	—	—	—
Main Street Lending Program	27	1.34	0.49	—	—	—	—	—	—
Construction	74	3.67	2.30	8	0.56	0.31	8	0.68	0.82
Consumer and other:
Consumer	—	—	0.01	—	—	—	—	—	—
Medical education	368	18.25	1.61	333	23.17	2.39	210	17.77	2.71
Total allocated allowance	1,920	95.19	100.00	1,437	100.00	100.00	1,182	100.00	100.00
Unallocated allowance	97	4.81	—	—	—	—	—	—	—
Total allowance for loan losses	$2,017	100.00%	100.00%	$1,437	100.00%	100.00%	$1,182	100.00%	100.00%

	At June 30,			At June 30,			At June 30,
	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Residential:
One- to four-family	$651	74.74%	85.97%	$399	67.28%	79.06%	$314	64.48%	76.75%
Home equity & HELOCs	39	4.48	2.32	38	6.41	4.88	18	3.70	6.87
Commercial real estate	65	7.46	5.10	89	15.01	10.88	131	26.90	12.39
Commercial business	65	7.46	1.91	58	9.78	3.39	23	4.72	0.59
Construction	15	1.72	1.37	9	1.52	1.79	1	0.20	3.39
Consumer and other:
Consumer	1	0.12	0.01	—	—	—	—	—	0.01
Medical education	35	4.02	3.32	—	—	—	—	—	—
Total allocated allowance	871	100.00	100.00	593	100.00	100.00	487	100.00	100.00
Unallocated allowance	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$871	100.00%	100.00%	$593	100.00%	100.00%	$487	100.00%	100.00%

At December 31, 2020, our allowance for loan losses represented 0.64% of total loans and 89.49% of non-performing loans.  There were $528,000 in net loan charge-offs during the year ended December 31, 2020.

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

The available-for-sale portfolio, which is carried at fair value, totaled $23.5 million, or 2.7% of total assets at December 31, 2020.

United States Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At December 31, 2020, United States government securities consisted of fixed-rate Small Business Administration (“SBA”) Participation Certificates.

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

Mortgage-Backed Securities- Agency Residential. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

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

	At December 31,				At June 30,
	2020		2019		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
					(In thousands)
Securities available-for-sale:
U.S. Government securities	$377	$391	$438	$436	$478	$477	$1,007	$967
Corporate notes	9,454	9,600	5,500	5,569	6,960	6,984	5,805	5,708
Collateralized mortgage obligations	3,819	3,851	6,562	6,464	8,818	8,726	14,297	13,794
Mortgage-backed securities- agency residential	5,608	5,689	4,070	4,063	3,468	3,444	3,964	3,778
Municipal securities	2,924	2,971	2,114	2,117	11,915	12,120	1,701	1,680
Bank certificates of deposit	999	1,016	2,498	2,507	3,497	3,485	4,992	4,920
Total securities available-for-sale	$23,181	$23,518	$21,182	$21,156	$35,136	$35,236	$31,766	$30,847

Securities held-to-maturity:
Corporate notes	$—	$—	$—	$—	$—	$—	$2,519	$2,516
Municipal securities	—	—	—	—	—	—	11,386	11,231
Total securities held-to-maturity	$—	$—	$—	$—	$—	$—	$13,905	$13,747

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government securities	$—	—%	$—	—%	$—	—%	$377	2.05%	$377	$391	2.05%
Corporate notes	500	0.98	2,017	2.44	6,937	4.84	—	—	9,454	9,600	4.12
Collateralized mortgage obligations	—	—	—	—	—	—	3,819	2.20	3,819	3,851	2.20
Mortgage-backed securities	—	—	—	—	—	—	5,608	2.21	5,608	5,689	2.21
Municipal securities	—	—	501	1.56	—	—	2,423	2.23	2,924	2,971	2.12
Bank certificates of deposit	500	2.20	499	1.60	—	—	—	—	999	1,016	1.90
Total securities available-for-sale	$1,000	1.59%	$3,017	2.16%	$6,937	4.84%	$12,227	2.21%	$23,181	$23,518	2.96%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We may also use borrowings, primarily Federal Home Loan Bank of Pittsburgh advances and Federal Reserve’s PPPLF advances to supplement cash flow needs, as necessary.  In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, money market accounts, certificates of deposit and checking accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  At December 31, 2020, our core deposits, which are deposits other than certificates of deposit, were $668.7 million, representing 91.5% of total deposits. At December 31, 2020, we had $10.0 million in brokered deposits.

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

The following table sets forth the distribution of total interest-bearing deposits by account type for the dates indicated.

	For the Year Ended December 31,			For the Six Months Ended December 31,			For the Years Ended June 30,
	2020			2019			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
							(Dollars in thousands)
Deposit type:
Demand deposits-interest-bearing accounts	$119,277	41.26%	0.68%	$100,577	39.36%	1.16%	$99,043	41.29%	0.83%	$74,128	41.91%	0.48%
Money market deposit accounts	50,733	17.55%	0.70%	31,184	12.20%	0.81%	31,237	13.02%	0.67%	32,176	18.19%	0.46%
Passbook and statement savings accounts	26,851	9.29%	0.16%	26,271	10.28%	0.20%	28,979	12.08%	0.22%	33,265	18.81%	0.27%
Checking accounts	30,523	10.56%	1.00%	18,548	7.26%	1.79%	11,358	4.73%	1.37%	5,723	3.24%	0.40%
Certificates of deposit	61,688	21.34%	1.60%	78,973	30.90%	2.23%	69,271	28.88%	1.96%	31,563	17.85%	1.31%
Total interest-bearing deposits	$289,072	100.00%	0.87%	$255,553	100.00%	1.39%	$239,888	100.00%	1.09%	$176,855	100.00%	0.58%

As of December 31, 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $34.2 million.  The following table sets forth the maturity of those certificates as of December 31, 2020.

At December 31, 2020
(In thousands)
Three months or less	$3,268
Over three months through six months	5,560
Over six months through one year	18,958
Over one year to three years	5,399
Over three years	1,008
Total	$34,193

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans as well as advances from the Federal Reserve’s PPPLF. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2020 and 2019, we had $27.0 million in advances from the Federal Home Loan Bank of Pittsburgh.  At December 31, 2020, based on available collateral and our ownership of Federal Home Loan Bank of Pittsburgh stock, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $161.1 million. At December 31, 2020, we had access to Federal Reserve’s PPPLF advances up to $15.7 million. Additionally, at December 31, 2020, we had the ability to borrow $3.0 million from the Atlantic Community Bancshares, Inc. (“ACBI”) and we maintained a line of credit equal to 95% of fair value of collateral held by the Federal Reserve Bank, which was $923,000 at December 31, 2020. We have not borrowed against the credit lines with the ACBI or the Federal Reserve Bank during the year ended December 31, 2020.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

Federal Reserve’s PPPLF Borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2020
05/18/20	04/13/22	Fixed Rate	0.350%	$2,025
05/18/20	04/08/22	Fixed Rate	0.350%	6,237
05/19/20	04/15/22	Fixed Rate	0.350%	4,031
05/19/20	04/14/22	Fixed Rate	0.350%	1,895
05/21/20	04/15/22	Fixed Rate	0.350%	7,042
05/21/20	04/18/22	Fixed Rate	0.350%	808
05/21/20	04/19/22	Fixed Rate	0.350%	466
05/22/20	04/20/22	Fixed Rate	0.350%	4,395
05/29/20	04/21/22	Fixed Rate	0.350%	5,507
05/29/20	04/22/22	Fixed Rate	0.350%	6,889
05/29/20	04/29/22	Fixed Rate	0.350%	140
07/27/20	05/04/22	Fixed Rate	0.350%	9,247
				$48,682

FHLB long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2020	December 31, 2019	June 30, 2019	June 30, 2018
07/16/15	07/16/18	Fixed Rate	1.410%	$—	$—	$—	$1,000
04/17/18	07/17/18	Fixed Rate	2.068%	—	—	—	10,000
11/30/15	11/30/18	Fixed Rate	1.590%	—	—	—	1,000
06/03/16	06/03/19	Fixed Rate	1.260%	—	—	—	2,000
07/18/16	07/18/19	Fixed Rate	1.185%	—	—	1,000	1,000
09/26/17	09/28/20	Fixed Rate	1.880%	—	3,000	3,000	3,000
11/21/17	11/22/21	Fixed Rate	2.220%	—	4,000	4,000	4,000
04/30/19	05/02/22	Fixed Rate	2.370%	—	5,000	5,000	—
05/07/19	05/09/22	Fixed Rate	2.370%	—	5,000	5,000	—
05/14/19	05/16/22	Fixed Rate	2.290%	—	5,000	5,000	—
05/21/19	05/21/21	Fixed Rate	2.360%	—	5,000	5,000	—
07/07/20	07/07/25	Fixed Rate	0.851%	26,269	—	—	—
				$26,269	$27,000	$28,000	$22,000

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

Employees

As of December 31, 2020, we had 126 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Regulation and Supervision

Huntingdon Valley Bank is a savings bank organized under the laws of the Commonwealth of Pennsylvania. The lending, investment, and other business operations of the Bank are governed by Pennsylvania law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Pittsburgh, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of insurance assessments and other fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as the Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

Any change in applicable laws or regulations, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of HV Bancorp and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and HV Bancorp.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and HV Bancorp.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s highlights include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. On September 17, 2019, the board of the FDIC passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9 percent ratio effective January 1, 2022.

Pennsylvania Bank Regulation

Activity Powers.  The Pennsylvania Department of Banking regulates the internal organization of the Bank, as well as our activities, including, deposit-taking, lending and investment.  The basic authority for our activities is specified by Pennsylvania law and by regulations, policies and directives issued by the Pennsylvania Department of Banking.  The FDIC also regulates many of the areas regulated by the Pennsylvania Department of Banking, and federal law limits some of the authority that the Pennsylvania Department of Banking grants to us.

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

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9 percent ratio effective January 1, 2022.

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

As noted above, the EGRRCPA will eliminate these requirements for savings banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule will go into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9 percent ratio effective January 1, 2022.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%. As of June 30, 2020, the reserve ratio was 1.30%.

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

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points. Effective June 26, 2020, the FDIC adopted a Final Rule to mitigate the effect on deposit insurance assessments resulting from an insured institution’s participation in the PPP, the PPPLF, and the Money Market Mutual Fund Liquidity Facility (“MMLF”). The regulation provides adjustments to remove the effects of participating in PPP, PPPLF, and MMLF on the assessment rate calculation, and an offset to assessments attributable to the MMLF and PPP assessment base increases.

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

•	Truth is Savings Act and Regulation DD, which provides uniform standards for disclosure of deposit account terms, interest rates and fee disclosures.

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

Emerging Growth Company Status

In 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets.  Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of our initial public stock offering.

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

Method of Accounting.  For federal income tax purposes, Huntingdon Valley Bank currently reports its income and expenses on the accrual method of accounting and used a tax year ending December 31. Beginning with the six months ended December 31, 2019, federal income tax returns was filed using a December 31 year end.

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

Taxable Distributions and Recapture. At December 31, 2020, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Minimum Tax.  In 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. The Tax Act repealed alternative minimum tax effective for tax years beginning after December 31, 2017. Any alternative minimum tax credit carryovers to tax years after December 31, 2017 generally may be utilized to the extent of the Company’s regular tax liability offset by any minimum tax credit the Company may have for that year. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that the alternative minimum tax credit carryovers exceed regular tax liability offset by certain other tax credits, 50% of the excess alternative minimum tax credit carryovers are refundable. Any remaining alternative minimum tax credits will be fully refundable in 2021. At December 31, 2020, Huntingdon Valley Bank had approximately $2,500 in alternative minimum tax credit carryforwards which is 100% refundable.

Net Operating Loss Carryovers.  The Tax Act repealed carrying back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Act provides for the indefinite carryforward of federal net operating losses arising in tax years ending after 2017.  Also as a result of The Tax Act, net operating losses arising in tax years after 2017 may only reduce 80 percent of a taxpayer’s taxable income in carryforward years.  At December 31, 2020, Huntingdon Valley Bank had no federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At December 31, 2020, Huntingdon Valley Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at December 31, 2020.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.Properties

As of December 31, 2020, the net book value of our office properties (including leasehold improvements) was $1.6 million.  The following table sets forth information regarding our offices (in thousands):

Location	Leased or Owner	Expiration Date (2)	Net Book Value of Real Property
Administrative Offices:
Executive Office (1): 2005 South Easton Road, Suite 304 Doylestown, PA 18901	Leased	2030	$96
Business Banking:
990 Spring Garden Street, Suite 702 Philadelphia, PA 19123	Leased	2030	145
Mortgage Production Offices: 539 Bethlehem Pike, Suite 3 Montgomeryville, PA 18936	Leased	2023	—
2005 South Easton Road, Suite 102 Doylestown, PA 18901	Leased	2021	8
1800 Byberry Road, Suite 900 Huntingdon Valley, PA 19006	Leased	2030	23
103 Foulk Road, Suite 100-B Wilmington, Delaware 19803	Leased	2024	5
Banking Offices:
Main Office: 2617 Huntingdon Pike Huntingdon Valley, PA 19006	Leased	2036	10
Plumsteadville: 5725 Easton Road Plumsteadville, PA 18949	Owned	—	1,046
Warrington Plaza Shopping Center: Route 611 & Street Road Warrington, PA 18976	Leased	2025	24
Justa Farm Shopping Center: 1900 County Line Road Huntingdon Valley, PA 19006	Leased	2024	193
Philadelphia:
2444 South Broad Street Philadelphia, PA 19145	Leased	2029	—
Limited Service Office: 8580 Verree Road Philadelphia, PA 19111	Leased	—	—

(1) During the end of August and the beginning of September 2019, we moved our executive office and mortgage production office to one location at 2005 South Easton Road, Suite 304 Doylestown, PA 18901.

(2) The expiration date does not include the optional lease extensions included in the lease agreements.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of December 31, 2020 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of March 16, 2021 was 735.  Certain shares of HV Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

During the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019, the Company did not pay a cash dividend per share.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid again or that, if paid, will not be reduced.

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

The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference. During April 2019, a stock repurchase plan was approved to purchase up to 100,000 shares of the Company’s outstanding common stock. As of December 31, 2020, 80,818 shares at an average cost of $13.42 per share had been repurchased pursuant to the April 2019 stock repurchase plan. HV Bancorp, Inc. did not repurchase any of its shares during six months ended December 31, 2019 and the year ended June 30, 2019. Further, in February 2021, the Board of Directors approved a plan to repurchase in the open market and privately negotiated transactions, up to 100,000 shares of the Company’s outstanding common stock. This plan supplements the previous repurchase plan.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2020.

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 - October 31, 2020	1,057	$13.21	1,057	51,518
November 1, 2020 - November 30, 2020	3,905	14.59	3,905	47,613
December 1, 2020- December 31, 2020	28,431	15.34	28,431	19,182
Total	33,393	$15.19	33,393

(1) In April 2019, a stock repurchase plan was approved to repurchase up to 100,000 shares of the Company’s outstanding common stock. There is no expiration date for this plan.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of HV Bancorp and subsidiary at or for the year ended December 31, 2020, the six months ended December 31, 2019 and the years ended June 30, 2019, 2018 and 2017.  Selected historical financial and other data at or for the year ended June 30, 2016 are for Huntingdon Valley Bank.  The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the year ended December 31, 2020, the six months ended December 31, 2019 and for the years ended June 30, 2019 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of HV Bancorp and subsidiary beginning at page 61 page 61 of this annual report.  The information at and for the years ended June 30, 2017 and 2016 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,		At June 30,
	2020	2019	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$861,607	$354,586	$344,195	$297,762	$216,765	$182,023
Cash and cash equivalents	414,590	20,625	20,234	14,745	28,577	15,427
Investment securities available-for-sale, at fair value	23,518	21,156	35,236	30,847	42,820	33,281
Investment securities held-to-maturity	—	—	—	13,905	11,809	5,825
Equity securities	500	500	500	—	—	—
Loans held for sale at fair value	83,549	37,876	33,748	13,558	12,784	24,676
Loans receivable, net	313,811	255,032	240,786	212,696	111,811	93,450
Deposits	730,826	283,767	275,130	235,403	170,481	141,771
Federal Home Loan Bank advances	26,269	27,000	28,000	22,000	9,000	20,000
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	48,682	—	—	—	—	—
Securities sold under agreements to repurchase	—	—	3,789	5,739	2,883	3,929
Total liabilities	822,680	320,987	311,515	267,041	185,324	169,052
Total equity	38,927	33,599	32,680	30,721	31,441	12,971

	Year Ended December 31,	Six Months Ended December 31,		For the Years Ended June 30,
	2020	2019	2019	2018	2017	2016
	(In thousands)
Selected Data:
Interest income	$13,823	$6,262	$10,982	$7,984	$5,734	$5,302
Interest expense	3,143	2,098	2,927	1,351	891	746
Net interest income	10,680	4,164	8,055	6,633	4,843	4,556
Provision for loan losses	1,108	282	611	266	201	9
Net interest income after provision for loan losses	9,572	3,882	7,444	6,367	4,642	4,547
Gain on sale of loans, net	13,315	3,616	2,789	3,467	5,515	4,116
Other non-interest income (loss)	3,555	157	1,575	609	(573)	1,242
Non-interest income	16,870	3,773	4,364	4,076	4,942	5,358
Non-interest expense	18,470	6,932	10,735	9,429	8,820	8,354
Income before income taxes	7,972	723	1,073	1,014	764	1,551
Income tax expense	2,204	183	194	244	195	525
Net income	$5,768	$540	$879	$770	$569	$1,026

	At or for the Year Ended December 31,	At or for the Six Months Ended December 31,	At or For the Years Ended June 30,
	2020	2019	2019	2018	2017	2016
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.33%	0.31%	0.28%	0.31%	0.28%	0.62%
Return on average equity	16.83%	3.33%	2.81%	2.48%	2.72%	8.69%
Interest rate spread (1)	2.43%	2.30%	2.50%	2.71%	2.46%	2.85%
Net interest margin (2)	2.57%	2.51%	2.67%	2.82%	2.52%	2.90%
Efficiency ratio (3)	67.04%	87.34%	86.44%	88.05%	90.14%	84.26%
Average interest-earning assets to average interest-bearing liabilities	119.01%	116.64%	116.95%	119.27%	113.16%	108.72%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.26%	1.04%	0.95%	0.52%	0.65%	0.69%
Non-performing loans as a percent of total loans	0.71%	1.45%	1.36%	0.73%	1.26%	1.23%
Allowance for loan losses as a percent of non-performing loans	89.49%	38.80%	36.08%	56.78%	42.15%	42.53%
Allowance for loan losses as a percent of total loans	0.64%	0.56%	0.49%	0.41%	0.53%	0.52%
Net charge-offs (recoveries) to average outstanding loans during the year	0.18%	0.01%	0.13%	(0.01%)	0.10%	0.04%

Capital Ratios: (4)
Common equity tier 1 capital (to risk weighted assets)	12.70%	14.02%	15.31%	15.03%	21.21%	12.04%
Tier 1 leverage (core) capital (to adjusted tangible assets)	7.37%	8.52%	9.26%	8.77%	11.23%	7.63%
Tier 1 risk-based capital (to risk weighted assets)	12.70%	14.02%	15.31%	15.03%	21.21%	12.04%
Total risk-based capital (to risk weighted assets)	13.41%	14.70%	15.94%	15.57%	21.75%	12.49%
Average equity to average total assets	7.91%	9.38%	10.03%	12.67%	10.39%	7.10%

Other Data:
Number of full service offices	6	4	4	4	4	4
Number of employees	126	97	92	71	74	65

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for Huntingdon Valley Bank. The Company’s capital ratios are not materially different from Huntingdon Valley Bank’s.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition as of December 31, 2020 and 2019, and our results of operations for the year ended December 31, 2020, the six month transition period ended December 31, 2019 and the year ended June 30, 2019.  This section should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements that appear beginning on page 61 of this annual report.

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our three additional full-service banking offices located in Plumsteadville, Warrington and Huntingdon Valley, Pennsylvania. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania and Wilmington, Delaware; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer loans and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

Business Strategy

In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. From the beginning of the COVID-19 crisis, our focus has been and remains on navigating the complexities, impact and ongoing challenges of the pandemic. During March 2020, management launched its previously developed Business Continuity Plan in response to the COVID-19 pandemic. Initially, the Company implemented drive-up service only, increased the use of virtual and distance communications with customers and employees, and mandated expansive work at home procedures for employees. By end of June 2020, our employees began returning to their offices on a rotating basis and the branch lobby services have been reopened to accommodate customers’ needs. This gradual process was met with close adherence to health and safety-related requirements. We will continue to monitor governmental guidelines and follow mandates as set by authorities.

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. The full impact of COVID-19 remains uncertain.  Despite these unprecedented health and economic challenges, the Company remains acutely focused on the execution of our strategic plan that began in 2017, with the conversion of a mutual to a stock bank.

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our consumer and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are to:

•

Continue to Originate and Sell Certain Residential Real Estate Loans.  Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended December 31, 2020, we originated $618.1 million in one- to four-family residential real estate loans held for sale, selling $600.8 million in one- to four-family residential real estate loans held for sale for gains on sale of $13.3 million. During the six month transition period ended December 31, 2019, we originated $167.1 million in one- to four-family residential real estate loans held for sale, selling $166.7 million in one- to four-family residential real estate loans held for sale for gains on sale of $3.6 million. During the year ended June 30, 2019, we originated $159.8 million in one- to four-family residential real estate loans held for sale, selling $140.1 million in one- to four-family residential real estate loans held for sale for gains on sale of $2.8 million We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. We also intend to hold an appropriately sized portfolio of jumbo adjustable-rate one- to four-family residential real estate loans in order to increase interest income and help manage our interest rate risk. At December 31, 2020, we had $73.8 million in jumbo one- to four-family residential real estate loans, which represented 52.0% of our one- to four-family residential real estate loan portfolio compared to $125.5 million or 63.3% of our one- to four-family residential real estate loan portfolio at December 31, 2019.

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

•

Maintain High Asset Quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan servicing personnel and the stability of the local economy.  At December 31, 2020, our non-performing assets to total assets ratio was 0.71%. Because a substantial amount of our loans are secured by real estate, the level of our non-performing loans has been low in recent years as well as we adhere to a credit culture that is supported by strong underwriting standards, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Maintain Level of Core Deposits.  We plan to continue to market our transaction and savings accounts, emphasizing our high-quality, personalized customer service coupled with customer-facing technologies. We also offer the convenience of technology-based products, such as remote deposit capture, internet banking, mobile banking and mobile capture. Our ratio of core (non-time) deposits to total deposits was 91.5% at December 31, 2020.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

See Note 1 of the notes to the audited consolidated financial statements of the Company included in this annual report.

Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See also Note 14– Income Taxes in the Notes to the Consolidated Financial Statements.

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

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A more detailed description of the fair values measured at each level of the fair value hierarchy and our methodology can be found in Note 15 of the audited consolidated financial statements of the Company included in this transition report on Form 10-K.

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

Loan commitments that are derivatives are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives and as other liabilities with changes in their fair values recorded as a gain in hedging instruments in non-interest income in the consolidated statements of income.  Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. We are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. We have used mandatory commitments to substantially reduce these risks.  See Note 11 Derivatives and Risk Management Activities in the audited consolidated financial statements of the Company in this annual report.

COVID-19 UPDATE

In April 2020, our team in business banking and retail banking began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2020, the Company had received over 450 applications from new and existing customers with an outstanding balance of $64.4 million and received approximately $2.3 million in processing fee income. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated if the loan is forgiven. For the year ended December 31, 2020, the Company recognized approximately $528,000 in interest income related to the PPP loans. The PPP loans have a two-year term and earn interest at 1%. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses, if any, are anticipated to be immaterial. Through March 22, 2021, the Company received approximately $24.9 million in PPP forgiveness from the SBA. As of March 22, 2021, the Company had processed and approved over 300 applications of the PPP program for approximately $44.1 million in the second round of PPP loans which commenced in January 2021.

In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At December 31, 2020, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding balance at December 31, 2020 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of December 31, 2020, the Company had the following sources of liquidity available:

	At December 31,
	2020	2019
	(In thousands)
Sources of Liquidity:
Cash and Cash equivalents	$414,590	$20,625
Market value of unencumbered securities	19,152	13,720
PPPLF availability	15,711	—
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	161,061	131,598
Total sources of liquidity	$610,514	$165,943

In addition as of December 31, 2020, the Company also had access to $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and a $923,000 line of credit with Federal Reserve Bank of Philadelphia. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At December 31, 2020, the Bank’s exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 13.4%, tier 1 capital (to risk-weighted assets) was 12.7%, tier 1 capital (to average assets) was 7.4%, and tier 1 common equity (to risk-weighted assets) was 12.7%.

See Footnote 10 Regulatory Capital for more information.

Deferral Requests

The Company has worked with the customers impacted by COVID-19 to provide short-term assistance up to nine months in accordance with regulatory guidelines.  Commercial borrowers requesting assistance have been offered either a 90-day principal and interest deferral or a 90-day interest only with a potential deferral of up to two additional months.  These deferrals do not constitute Troubled Debt Restructurings (“TDRS”) because they met the requirements under section 4013 of the CARES Act. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Residential borrowers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral. As of December 31, 2020, the Company had two residential one-to-four family loan deferral requests and one commercial real estate loan deferral request totaling $1.8 million in outstanding loans compared to 4 residential one-to-four family loan deferral requests, representing $1.8 million in total outstanding loans as of September 30, 2020 and 73 deferral requests processed with an outstanding balance of $29.0 million as of June 30, 2020.

Loan Portfolio Analysis

Certain industries such as those included in the Company’s commercial lending portfolio are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides the outstanding exposure in regard to the Company’s commercial loan portfolio by type as of December 31, 2020.

	At December 31, 2020
	(In thousands)
Type of Loan:	Number of Loans	Balance	% Gross Loans
Residential non-owner occupied	94	$45,410	14.3%
Nonresidential buildings	27	19,968	6.3%
Other real estate properties	8	4,607	1.5%
Residential building construction	8	2,752	0.9%
Restaurants and Food Service	18	2,058	0.6%
Religious Organizations	3	997	0.3%
	158	$75,792	23.9%

The extent of the impact of the COVID-19 pandemic to the Company’s loan portfolio is uncertain and cannot be predicted as it will depend on certain developments including the duration of the pandemic and its impact on the local and national economy as a whole and the response thereto.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets

Total assets increased $507.0 million, or 143.0%, to $861.6 million at December 31, 2020 from $354.6 million at December 31, 2019. The increase was primarily the result of increases of $394.0 million in cash and cash equivalents, $58.8 million in loans receivable, $45.6 million in loans held for sale, $2.0 million in mortgage servicing rights, $1.7 million in mortgage banking derivatives and $1.7 million in right-of-use asset.

Cash and cash equivalents

Cash and cash equivalents increased $394.0 million to $414.6 million at December 31, 2020 from $20.6 million at December 31, 2019. In December 2020, the Company experienced an increase in cash as a result of an increase in retail deposits from certain accounts which it anticipates to be temporary and that a significant portion will be dispersed during the first quarter of 2021. In addition, growth in cash and cash equivalents was due to growth in public fund deposits and proceeds from use of the PPPLF facility. We anticipate that excess liquidity will be used to fund growth of the loan portfolio.

Investment Securities

Investment securities increased by $2.3 million, or 10.8% to $23.5 million at December 31, 2020 from $21.2 million at December 31, 2019. The increase was primarily due to purchases of $14.8 million and an increase of $363,000 in unrealized gains on securities available-for-sale partially offset by sales and principal repayments of $12.9 million.

Net Loans

Net loans increased $58.8 million, or 23.1% to $313.8 million at December 31, 2020 from $255.0 million at December 31, 2019. In April 2020, the Company begin participating in the PPP program and processed over 450 applications with an outstanding balance of $64.4 million as of December 31, 2020. Commercial real estate loans increased by $33.5 million to $68.7 million at December 31, 2020, from $35.2 million at December 31, 2019, primarily as a result of originations from the business banking division, whose continued focus is growth of the commercial lending and commercial business loan portfolios. Commercial business loans increased by $13.1 million to $24.2 million at December 31, 2020, from $11.1 million at December 31, 2019. The construction loans increased $6.5 million to $7.3 million at December 31, 2020, from $784,000 at December 31, 2019. Offsetting these increases was a $55.6 million decrease in one- to four-family residential real estate loans from $197.5 million at December 31, 2019, to $141.9 million at December 31, 2020, and a $390,000 decrease in home equity and HELOC loans from $4.4 million at December 31, 2019, to $4.0 million at December 31, 2020.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2020, the balance of the private education loans was $5.1 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2020, there were, three loans with a total balance of approximately $81,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale increased $45.6 million to $83.5 million at December 31, 2020 from $37.9 million at December 31, 2019 primarily as a result of originations of $631.8 million of one- to four-family residential real estate loans during the year ended December 31, 2020 and net of principle sales of $600.8 million of loans in the secondary market during this same period.

Deposits

Deposits increased $447.0 million, or 157.5%, to $730.8 million at December 31, 2020 from $283.8 million at December 31, 2019. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $453.2 million, or 210.3%, to $668.7 million at December 31, 2020 from $215.5 million at December 31, 2019. As discussed above, there was an increase in core deposits from certain accounts which we anticipate to be temporary and that a significant portion will be dispersed during the first quarter of 2021. Certificates of deposit decreased $6.2 million, or 9.1%, to $62.1 million at December 31, 2020 from $68.3 million at December 31, 2019. The decrease in certificate of deposits was primarily the result of decrease $12.5 million in certificates of deposit issued through a broker during the year ended December 31, 2020 offset by retail growth of $6.3 million in certificates of deposit.

Advances from the Federal Home Loan Bank

During July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowing. The Company incurred a prepayment fee of $810,000. The advances of $27.0 million were refinanced to a five year term at 85 basis points with an effective rate of 1.45% including the impact of the prepayment fee.  The refinancing was accounted for as a loan modification. As of December 31, 2020 and December 31, 2019, the Company had $26.3 million and $27.0 million in advances outstanding.

Advances from the Federal Reserve’s Paycheck Protection Program Liquidity Facility

During the second quarter of 2020, the Company utilized the Federal Reserve’s PPPLF to fund a portion of PPP loans. As of December 31, 2020, the Company had $48.7 million in PPPLF advances outstanding.

Total Shareholders’ Equity

Total shareholders’ equity increased $5.3 million, or 15.8%, to $38.9 million at December 31, 2020, compared to $33.6 million at December 31, 2019. The increase was primarily due to net income of $5.8 million, $256,000 increase in other comprehensive income due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio combined with $244,000 increase in share-based compensation expense and ESOP shares committed to be released of $125,000. In addition, there was a stock option exercise of $24,000 which contributed to the increase of total shareholders’ equity. Offsetting these increases, was $1.1 million in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

Comparison of Statements of Income for the Year Ended December 31, 2020 and 2019

The Company changed its fiscal year end from June 30 to December 31, resulting in a six-month transition period from July 1, 2019 to December 31, 2019. Management’s Discussion and Analysis for the comparison of Consolidated Statements of Income for the year ended December 31, 2020, uses the twelve months ended December 31, 2019, unaudited, for comparison purposes. Management believes this comparison of like periods is most useful to the investors and readers of this Form 10-K document.

The following table shows the Consolidated Statements of Income for the year ended December 31, 2020 and the twelve months ended December 31, 2019, as well as the six-month periods ended on those same dates:

	For the Year Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2019	2018
	(In thousands, except per share data)
		(Unaudited)		(Unaudited)
Interest income	$13,823	$11,849	$6,262	$5,395
Interest expense	3,143	3,671	2,098	1,354
Net interest income	10,680	8,178	4,164	4,041
Provision for loan losses	1,108	810	282	83
Net interest income after provision for loan losses	9,572	7,368	3,882	3,958
Non-interest income	16,870	6,703	3,773	1,434
Non-interest expense	18,470	12,776	6,932	4,891
Income before income taxes	7,972	1,295	723	501
Income tax expense	2,204	285	183	92
Net income	$5,768	$1,010	$540	$409

Basic and diluted earnings per share	$2.84	$0.49	$0.26	$0.20

Basic weighted average common shares outstanding	2,033,083	2,041,527	2,046,961	2,026,312

Diluted weighted average common shares outstanding	2,033,083	2,046,296	2,046,961	2,026,312

	For the Year Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2019	2018
	(In thousands)
		(Unaudited)		(Unaudited)
Net cash used in operating activities	$(37,581)	$(19,833)	$(1,958)	$(499)
Net cash used in investing activities	(62,469)	(1,551)	(1,037)	(19,721)
Net cash provided by financing activities	494,015	25,017	3,386	22,467
Net increase in cash and cash equivalents	393,965	3,633	391	2,247
Cash and cash equivalents, beginning of period	20,625	16,992	20,234	14,745
Cash and cash equivalents, end of period	$414,590	$20,625	$20,625	$16,992

General

Net income increased $4.8 million, or 471.1%, to $5.8 million for the year ended December 31, 2020 from $1.0 million for the year ended December 31, 2019.  The increase in net income for the year ended December 31, 2020 was primarily due to increases in non-interest income of $10.2 million and increase in net interest income of $2.5 million partially offset an increases of $5.7 million in non-interest expense, $1.9 million in income tax expense and $298,000 in provision for loan losses as compared to the year ended December 31, 2019.

Interest Income

Total interest income increased $2.0 million, or 16.9%, to $13.8 million for the year ended December 31, 2020 from $11.8 million for the year ended December 31, 2019. The increase was primarily the result of a $2.6 million increase in interest and fees on loans partially offset by a $373,000 decrease in interest on investment securities and a $249,000 decrease in interest-earning deposits with banks.  The average balance of our interest-earning assets increased by $96.3 million to $414.9 million for the year ended December 31, 2020 as compared to $318.6 million for the year ended December 31, 2019. The increase was primarily a result of increases in the average balance of loans of $86.3 million and $24.2 million in interest on interest-earning deposits partially off-set by a decrease of $14.7 million in the average balance of investment securities. The average yield on our interest-earning assets decreased 39 basis points to 3.33% for the year ended December 31, 2020 as compared to 3.72% for the year ended December 31, 2019 primarily as a result of a lower average yield on cash and cash equivalents and investment securities as short term rates declined.

Interest and fees on loans increased $2.6 million, or 24.8%, to $13.1 million for the year ended December 31, 2020 from $10.5 million for the year ended December 31, 2019. This increase resulted primarily from an $86.3 million increase in the average balance of loans to $350.5 million for the year ended December 31, 2020 from $264.2 million for the year ended December 31, 2019. The average yield on loans increased 24 basis points to 3.73% for the year ended December 31, 2020 from 3.97% for the year ended December 31, 2019.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations decreased $373,000, or 43.6%, to $482,000 for the year ended December 31, 2020 from $855,000 for the year ended December 31, 2019. The decrease was primarily the result of a decrease of $224,000 in interest income on U.S. Government Agency securities, corporate bonds and municipal securities to $340,000 from $564,000 for the year ended December 31, 2019 as well as a decrease of $149,000 or 51.2% in interest income on mortgage backed securities and collateral mortgage obligation securities to $142,000 for the year ended December 31, 2020, from $291,000 for the year ended December 31, 2019.  The average yield on investment securities decreased 9 basis points to 2.31% for the year ended December 31, 2020 from 2.40% for the year ended December 31, 2019. The average balance of investment securities decreased by $14.7 million to $20.9 million for the year ended December 31, 2020, from $35.6 million for the year ended December 31, 2019.

Interest on interest-earning deposits decreased $249,000 to $158,000 for the year ended December 31, 2020 from $407,000 for the year ended December 31, 2019 due to a decrease in the average yield on interest-earning deposits decreased 194 basis points to 0.38% for the year ended December 31, 2020 from 2.32% for the year ended December 31, 2019 as a result of a decline in interest rates following the COVID-19 pandemic. The targeted federal funds rate was cut to 0% on March 16th and the 10-year Treasury bond fell below 1.00% on March 3, 2020. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $24.2 million to $41.7 million for the year ended December 31, 2020, from $17.5 million for the year ended December 31, 2019.

Interest Expense

Total interest expense decreased $528,000 to $3.1 million for the year ended December 31, 2020 from $3.7 million for the year ended December 31, 2019 primarily due to a $690,000 decrease in interest on deposits offset by a $119,000 increase in interest expense on advances from the PPPLF and $47,000 increase in interest expense on advances from the Federal Home Loan Bank.

Interest on deposits decreased $690,000 to $2.5 million for the year ended December 31, 2020 from $3.2 million for the year ended December 31, 2019 as a result of a decrease in average cost of deposits of 40 basis points to 0.87% for the year ended December 31, 2020 from 1.27% for the year ended December 31, 2019. Offsetting this decrease, was an increase in the average interest bearing deposits of $38.4 million to $289.1 million during the year ended December 31, 2020 as compared to $250.7 million during the year ended December 31, 2019. This increase was primarily the result of a $52.7 million increase in the average balance of our core deposit accounts offset by a decrease of $14.3 million in the average balance of our certificates of deposit. The average rate paid on money market deposits was 0.70% for the year ended December 31, 2020 compared to 0.75% for the year ended December 31, 2019. The decrease in the balance of our certificates of deposit of $14.3 million from $76.0 million for the year ended December 31, 2019, to $61.7 million for the year ended December 31, 2020, was primarily the result of a $17.9 million decrease in the average balance of certificates of deposit issued through brokers from $32.2 million for the year ended December 31, 2019 to $14.3 million for the year ended December 31, 2020, offset by an increase of $3.6 million in the average balance in retail certificates of deposit. The average cost of certificates of deposit was 1.60% for the year ended December 31, 2020, as compared to 2.14% for the year ended December 31, 2019.

Interest expense on advances from the PPPLF was $119,000 for the year ended December 31, 2020 as the Company utilized this borrowing facility to fund the PPP loans in the second quarter of 2020.  The cost of borrowing was 39 basis points on the average outstanding balance of the facility.

Interest on advances from the Federal Home Loan Bank increased $47,000 to $523,000 for the year ended December 31, 2020 from $476,000 for the year ended December 31, 2019 as a result of an increase in the average balance of Federal Home Loan Bank advances.  The average balance of Federal Home Loan Bank advances increased by $8.5 million to $29.0 million during the year ended December 31, 2020 as compared to $20.5 million for the year ended December 31, 2019.  Offsetting this increase was a decrease in the average cost of Federal Home Loan Bank advances increased by 52 basis points to 1.80% for the year ended December 31, 2020 from 2.32% for the year ended December 31, 2019. During the July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowings.

Net Interest Income

Net interest income increased $2.5 million, or 30.5%, to $10.7 million for the year ended December 31, 2020 from $8.2 million for the year ended December 31, 2019 as we increased our interest income at a greater rate than our interest expense. Our net interest-earning assets increased $21.1 million to $66.3 million for the year ended December 31, 2020 from $45.2 million for the year ended December 31, 2019. Our interest rate spread increased by 5 basis points to 2.43% for the year ended December 31, 2020 from 2.38% for the year ended December 31, 2019.  Our net interest margin was 2.57% for the year ended December 31, 2020 and for the year ended December 31, 2019.

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

	For the Year Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$350,521	$13,087	3.73%	$264,201	$10,498	3.97%
Cash and cash equivalents	41,726	158	0.38%	17,536	407	2.32%
Investment securities	20,886	482	2.31%	35,604	855	2.40%
Restricted investment in bank stock	1,730	96	5.55%	1,215	89	7.33%
Total interest-earning assets	414,863	13,823	3.33%	318,556	11,849	3.72%
Non-interest-earning assets	18,665			12,153
Total assets	$433,528			$330,709

Interest-bearing liabilities:
Demand deposits	$119,277	$809	0.68%	$100,257	$1,020	1.02%
Money market deposit accounts	50,733	357	0.70%	31,360	234	0.75%
Passbook and statement savings accounts	26,851	43	0.16%	27,430	57	0.21%
Checking accounts	30,523	304	1.00%	15,640	252	1.61%
Certificates of deposit	61,688	988	1.60%	76,033	1,628	2.14%
Total deposits	289,072	2,501	0.87%	250,720	3,191	1.27%
Federal Home Loan Bank advances	29,010	523	1.80%	20,539	476	2.32%
Federal Reserve PPPLF	30,507	119	0.39%	—	—	—
Securities sold under agreements to repurchase	—	—	0.00%	2,088	4	0.19%
Total interest-bearing liabilities	348,589	3,143	0.90%	273,347	3,671	1.34%
Non-interest-bearing liabilities:
Checking	40,152			20,966
Other	10,512			4,377
Total liabilities	399,253			298,690
Shareholders' Equity	34,275			32,019
Total liabilities and Shareholders' equity	$433,528			$330,709

Net interest income		$10,680			$8,178
Interest rate spread (2)			2.43%			2.38%
Net interest-earning assets (3)	$66,274			$45,209
Net interest margin (4)			2.57%			2.57%
Average interest-earning assets to average interest-bearing liabilities			119.01%			116.54%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For Year Ended December 31, 2020 vs 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,254	$(665)	$2,589
Cash and cash equivalents	269	(518)	(249)
Investment securities	(366)	(7)	(373)
Restricted investment in bank stock	32	(25)	7
Total interest-earning assets	3,189	(1,215)	1,974
Interest-bearing liabilities:
Demand deposits	171	(382)	(211)
Money market deposit accounts	137	(14)	123
Passbook and statement savings accounts	(1)	(13)	(14)
Checking accounts	174	(122)	52
Certificates of deposit	(340)	(300)	(640)
Total deposits	141	(831)	(690)
Federal Home Loan Bank advances	168	(121)	47
Federal Reserve PPPLF	119	—	119
Securities sold under agreements to repurchase	(6)	2	(4)
Total interest-bearing liabilities	422	(950)	(528)
Change in net interest income	$2,767	$(265)	$2,502

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $298,000 to $1.1 million for the year ended December 31, 2020, from $810,000 for the year ended December 31, 2019 primarily as a result of charge-offs of $529,000 related to medical education loans during the year ended December 31, 2020. Due to the continued uncertainty of changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio. During the year ended December 31, 2020, total charge-offs of $529,000 were recorded and $1,000 of recoveries were received. During the year ended December 31, 2019, charge-offs of $425,000 were recorded and $97,000 of recoveries were received.

Non-Interest Income

Non-interest income increased $10.2 million to $16.9 million for the year ended December 31 2020, from $6.7 million for the year ended December 31, 2019. The increase in non-interest income compared to the same period in 2019 was primarily due to an increase of $8.4 million in the gain on sale of loans, net to $13.3 million for the year ended December 31, 2020, compared to $4.9 million for the year ended December 31, 2019, primarily as a result of higher loan sales which increased $366.8 million from $234.0 million for the year ended December 31, 2019, to $600.8 million for the year ended December 31, 2020.  The increase in fair value of loans held for sale of $942,000 for the year end December 31, 2020 compared to same period in 2019 was primarily due to an increase in the loans held for sale balance, from $37.9 million at December 31, 2019, to $83.5 million at December 31, 2020. Gain from derivative instruments, net increased $747,000 from $765,000 for the year ended December 31, 2019 to $1.5 million for the year ended December 31, 2020.

Non-Interest Expense

Non-interest expense increased $5.7 million, or 44.5%, to $18.5 million for the year ended December 31, 2020, from $12.8 million for the year ended December 31, 2019. The increase for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflected increases in salaries and employee benefits of $3.9 million, mortgage operation expenses of $636,000, professional fees and other expenses of $411,000, data processing related operations costs of $370,000 and occupancy expenses of $289,000.

Salaries and employee benefits expense increased by $3.9 million to $11.5 million for the year ended December 31, 2020 from $7.6 million for the year ended December 31, 2019. Salaries increased as full time equivalent (FTE) employees increased to one-hundred-twenty-six as of December 31, 2020 from ninety-seven as of December 31, 2019 primarily resulting from the expansion of Company’s lending operations and business banking operations. Mortgage operation expenses increased $636,000 to $940,000 for the year ended December 31, 2020 compared to $304,000 for the year ended December 31, 2019. The increase in mortgage operation expenses was a result of higher residential mortgage originations compared to prior year as well as increased reserves for early payoffs (“EPO”). The EPO reserve is for loan pay-offs within six-months to the sale of an investor where the premium is to be paid back and pair-off fees for failure to deliver into a loan commitment when the mortgage loan has closed. The professional fees and other expenses increased $411,000 or 22.3%, to $2.3 million for the year ended December 31, 2020 from $1.8 million for the year ended December 31, 2019 due to increased expenses related to organizational expenses as we continue to grow and expand into new markets. Data processing related operations costs increased $370,000, or 46.7% to $1.2 million for the year ended December 31, 2020 from $792,000 for the year ended December 31, 2019. Occupancy Expenses increased $289,000, or 18.3% to $1.9 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019 primarily as a result of an increase in rental expense due to the move of our headquarters to Doylestown, PA as well as leases of additional offices space compared to the same period in 2019. In addition, depreciation expense increased $125,000 due to furniture and equipment placed in service during the year ended December 31, 2020 compared to the same period in 2019.

Income Tax Expense

Income tax expense was $2.2 million for the year ended December 31, 2020 compared to $285,000 for the year ended December 31, 2019. Federal income taxes included in total taxes for the year ended December 31, 2020 and 2019 were $1.5 million and $218,000, respectively, with effective federal tax rates of 19.3% and 16.8%, respectively. The increase in the effective tax rate for the year ended December 31, 2020, compared to the same period a year ago reflected an increase in income before taxes.

Pennsylvania state tax was $637,000 and $67,000, respectively, with effective rates of 8.0% and 5.2%, respectively. The increase in the effective tax rate for the year ended December 31, 2020 compared to the same period a year ago reflected an increase in income before taxes. In addition, included in total taxes for the year ended December 31, 2020, was $29,000 of New Jersey state tax.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $199,000 to $282,000 for the six months ended December 31, 2019, from $83,000 for the six months ended December 31, 2018 primarily as a result of charge-offs of $121,000 related to medical education loans during the six months ended December 31, 2019. During the six months ended December 31, 2019, total charge-offs of $121,000 were recorded and $94,000 of recoveries were received. During the six months ended December 31, 2018, no charge-offs were recorded and $1,000 of recoveries were received.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. In addition, we use brokered certificates of deposit as a funding source of our asset base. As of December 31, 2020 and 2019, and June 30, 2019, the Company had brokered certificates of deposit of $10.0 million, or 1.2% of total assets, $22.5 million, or 6.3% of total assets and $41.0 million, or 11.9% of total assets, respectively.  For the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019, the average cost of brokered certificates of deposit was 1.43%, 2.42% and 2.38%, respectively.

We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh and from the PPPLF. The Bank had advances from the PPPLF of $48.7 million with unused borrowing capacity of $15.7 million as of December 31, 2020.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $161.1 million as of December 31, 2020. Additionally, at December 31, 2020, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was

$923,000 at December 31, 2020. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the year ended December 31, 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $414.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $23.5 million at December 31, 2020.  Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $37.4 million, $2.0 million and $1.0 million for the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $62.5 million, $1.0 million and $20.2 million for the year ended December 31, 2020, the six months ended December 31, 2019, and the year ended June 30, 2019, respectively.  During the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019, we sold $4.9 million, $12.0 million and $7.0 million, respectively, in securities available-for-sale. Net cash provided by financing activities was $493.9 million, $3.4 million and $44.1 million for the year ended December 31, 2020, the six months ended December 31, 2019, and the year ended June 30, 2019, respectively. Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of increases in deposits of $447.1 million, net proceeds of $48.7 million from the PPPLF offset by purchase of treasury stock of $1.1 million and net repayments of $810,000 of borrowings from the Federal Home Loan Bank. Net cash provided by financing activities for the six ended December 31, 2019 consisted primarily of increases in deposits of $8.6 million, net decrease of $3.8 million in securities sold under agreements to repurchase and net repayments of $1.0 million of borrowings from the Federal Home Loan Bank. Net cash provided by financing activities for the year ended June 30, 2019 consisted primarily of increases in deposits of $39.7 million and net proceeds of $6.0 million of borrowings from the Federal Home Loan Bank, offset by net decrease of $2.0 million in securities sold under agreements to repurchase.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2020, totaled $51.2 million, or 7.0%, of total deposits.  Included in certificates of deposit of $51.2 million due within one year, is approximately $10.0 million of brokered certificates of deposit maturing in six months. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning Statement of Financial Condition assets and off-balance sheet items to broad risk categories. At December 31, 2020, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2020, we had outstanding commitments to originate loans of $84.9 million and unused lines of credit totaling $30.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2020 totaled $51.2 million.  Included in certificate of deposits of $51.2 million due within one year, is approximately $10.0 million of brokered certificate of deposits maturing within six months. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HV Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020, the transitional six-month period ended December 31, 2019, and the year ended June 30, 2019; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020, the transitional six-month period ended December 31, 2019, and the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $315.8 million as of December 31, 2020, and the associated ALL was $2.0 million. As discussed in Notes 1 and 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, volume and severity of past due loans, nonaccrual and adversely classified loans, nature and volume of portfolio, value of underlying collateral, lending policies and procedures, lending management experience, depth and ability, quality of loan review system and board oversight, effect of concentrations in credit and changes in level of such concentrations, and external factors.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment. To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2018.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 30, 2021

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$1,625	$1,473
Interest-earning deposits with banks	410,853	19,152
Federal funds sold	2,112	—
Cash and cash equivalents	414,590	20,625
Investment securities available-for-sale, at fair value	23,518	21,156
Equity securities	500	500
Loans held for sale, at fair value	83,549	37,876
Loans receivable, net of allowance for loan losses of $2,017 at December 31, 2020 and $1,437 at December 31, 2019	313,811	255,032
Bank-owned life insurance	6,408	6,255
Restricted investment in bank stock	1,721	1,552
Premises and equipment, net	2,834	2,501
Operating lease right-of-use asset	7,685	5,979
Accrued interest receivable	1,489	967
Mortgage banking derivatives	2,899	1,204
Mortgage servicing rights	2,041	—
Other assets	562	939
Total Assets	$861,607	$354,586

Liabilities and Shareholders' Equity

Liabilities
Deposits	$730,826	$283,767
Advances from the Federal Home Loan Bank	26,269	27,000
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	48,682	—
Operating lease liabilities	7,946	6,023
Advances from borrowers for taxes and insurance	2,131	2,138
Other liabilities	6,826	2,059
Total Liabilities	822,680	320,987

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,270,725 shares issued and 2,189,408 shares outstanding as of December 31, 2020; 2,269,125 shares issued and 2,268,917 shares outstanding as of December 31, 2019	23	23
Treasury Stock, at cost (81,317 shares at December 31, 2020 and 208 shares at December 31, 2019)	(1,092)	(3)
Additional paid in capital	21,011	20,740
Retained earnings	20,741	14,973
Accumulated other comprehensive (loss) income	238	(18)
Unearned Employee Stock Option Plan	(1,994)	(2,116)
Total Shareholders' Equity	38,927	33,599
Total Liabilities and Shareholders' Equity	$861,607	$354,586
See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

	For the year ended December 31, 2020	For the six months ended December 31, 2019	For the year ended June 30, 2019
Interest Income
Interest and fees on loans	$13,087	$5,648	$9,505
Interest and dividends on investments:
Taxable	396	203	419
Nontaxable	40	85	292
Interest on mortgage-backed securities and collateralized mortgage obligations	142	103	394
Interest on interest-earning deposits	158	223	372
Total Interest Income	13,823	6,262	10,982
Interest Expense
Interest on deposits	2,501	1,781	2,610
Interest on advances from the Federal Home Loan Bank	523	315	313
Interest on advances from the Federal Reserve PPPLF	119	—	—
Interest on securities sold under agreements to repurchase	—	2	4
Total Interest Expense	3,143	2,098	2,927
Net Interest Income	10,680	4,164	8,055
Provision for Loan Losses	1,108	282	611
Net Interest Income After Provision for Loan Losses	9,572	3,882	7,444
Non-Interest Income
Fees for customer services	146	91	175
Increase in cash surrender value of bank owned life insurance	153	80	159
Gain on sale of loans, net	13,315	3,616	2,789
Gain on sale of available-for-sale securities, net	141	211	8
Gain (loss) from derivative instruments	1,512	(399)	798
Change in fair value of loans held-for-sale	1,408	160	424
Other	195	14	11
Total Non-Interest Income	16,870	3,773	4,364
Non-Interest Expense
Salaries and employee benefits	11,510	4,075	6,145
Occupancy	1,865	870	1,241
Federal deposit insurance premiums	266	37	257
Data processing related operations	1,162	416	719
Professional fees	781	339	679
Marketing	476	316	449
Mortgage operation expenses	940	199	184
Other expenses	1,470	680	1,061
Total Non-Interest Expense	18,470	6,932	10,735
Income Before Income Taxes	7,972	723	1,073
Income Tax Expense	2,204	183	194
Net Income	$5,768	$540	$879
Net Income per share:
Basic	$2.84	$0.26	$0.43
Diluted	$2.84	$0.26	$0.43

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the year ended December 31, 2020	For the six months ended December 31, 2019	For the year ended June 30, 2019
Comprehensive Income, Net of Taxes
Net Income	$5,768	$540	$879
Other comprehensive income (loss), net of tax
Unrealized gain on investment securities available-for-sale securities (pre-tax $504, $85 and $1,027 respectively)	355	61	724
Reclassification adjustment for gains included in income (pre-tax ($141), ($211) and ($8), respectively) (1)	(99)	(149)	(6)
Other comprehensive income (loss)	256	(88)	718
Total Comprehensive Income	$6,024	$452	$1,597

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common Stock Shares Amount		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, July 1, 2018	2,259,125	$23	$—	$20,368	$13,277	$(648)	$(2,299)	$30,721
ESOP shares committed to be released	—	—	—	10	—	—	122	132
Treasury stock purchased	(208)	—	(3)	—	—	—	—	(3)
Stock option expense	—	—	—	56	—	—	—	56
Restricted stock expense	—	—	—	177	—	—	—	177
Forfeiture of restricted stock award	(4,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	879	—	—	879
Other comprehensive income	—	—	—	—	—	718	—	718
Restricted stock awards	14,000	—	—	—	—	—	—	—
Balance, June 30, 2019	2,268,917	$23	$(3)	$20,611	$14,156	$70	$(2,177)	$32,680
ESOP shares committed to be released	—	—	—	6	—	—	61	67
Stock option expense	—	—	—	31	—	—	—	31
Restricted stock expense	—	—	—	92	—	—	—	92
Net income	—	—	—	—	540	—	—	540
Adoption of ASU 2016-02, Leases	—	—	—	—	277	—	—	277
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Balance, December 31, 2019	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	3	—	—	122	125
Treasury stock purchased	(81,109)	—	(1,089)	—	—	—	—	(1,089)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	60	—	—	—	60
Restricted stock expense	—	—	—	184	—	—	—	184
Net income	—	—	—	—	5,768	—	—	5,768
Other comprehensive income	—	—	—	—	—	256	—	256
Balance, December 31, 2020	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31, 2020	For the six months ended December 31, 2019	For the year ended June 30, 2019
Cash Flows from Operating Activities
Net income	$5,768	$540	$879
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	587	271	378
Amortization of deferred loan (fees) costs	(268)	230	241
Amortization of right-of-use assets	627	197	—
Amortization of net securities premiums	25	36	105
Gain on sale of available-for-sale securities, net	(141)	(211)	(8)
(Gain) loss from derivative instruments	(1,512)	399	(798)
Provision for loan losses	1,108	282	611
Deferred income taxes	396	23	337
Amortization of deferred gain on sale-leaseback transaction	—	—	(16)
Earnings on bank owned life insurance	(153)	(80)	(159)
Stock based compensation expense	244	123	233
ESOP compensation expense	125	67	132
Loans held for sale:
Originations, net of prepayments	(631,755)	(167,067)	(159,843)
Proceeds from sales	600,805	166,715	142,866
Gain on sales	(13,315)	(3,616)	(2,789)
Change in fair value of loans held for sale	(1,408)	(160)	(424)
Decrease (increase) in:
Accrued interest receivable	(522)	144	(171)
Prepaid income taxes	312	102	(160)
Prepaid and other assets	(1,976)	(231)	(1)
Other liabilities	3,628	278	213
Net cash used in operating activities	(37,425)	(1,958)	(18,374)
Cash Flows from Investing Activities
Net increase in loans receivable	(59,619)	(14,758)	(12,951)
Purchased loans	—	—	(15,991)
Activity in available-for-sale securities:
Proceeds from sales	4,883	12,007	6,990
Maturities and repayments	8,021	5,659	5,350
Purchases	(14,787)	(3,537)	(1,533)
Activity in held-to-maturity securities:
Maturities and repayments	—	—	631
Purchases	—	—	(1,000)
Purchase of equity securities	—	—	(500)
Purchase of restricted investment in bank stock	(1,778)	(332)	(2,389)
Redemption of restricted investment in bank stock	1,609	442	1,917
Purchases of premises and equipment	(798)	(518)	(759)
Net cash used in investing activities	(62,469)	(1,037)	(20,235)
Cash Flows from Financing Activities
Net increase in deposits	447,059	8,637	39,727
Net (decrease) increase in advances from borrowers for taxes and insurance	(7)	(462)	324
Net decrease in securities sold under agreements to repurchase	—	(3,789)	(1,950)
Net decrease in short-term borrowings from Federal Home Loan Bank	—	—	(10,000)
Proceeds from long-term borrowings from Federal Home Loan Bank	26,190	—	20,000
Repayment of long-term borrowings from Federal Home Loan Bank	(27,000)	(1,000)	(4,000)
Proceeds from long-term borrowings from FRB PPPLF	57,714	—	—
Repayment of long-term borrowings from FRB PPPLF	(9,032)	—	—
Proceeds from exercise of stock option	24	—	—
Purchase of treasury stock	(1,089)	—	(3)
Net cash provided by financing activities	493,859	3,386	44,098
Increase in Cash and Cash Equivalents	393,965	391	5,489
Cash and Cash Equivalents, beginning of year	20,625	20,234	14,745

Cash and Cash Equivalents, end of year	$414,590	$20,625	$20,234
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$3,281	$2,012	$2,782
Cash paid during the year for income taxes	$187	$59	$—
Supplementary Schedule of Noncash Investing Activities
Transfer of held-to-maturities securities to available-for-sale securities	$—	$—	$14,274
Recognition of operating lease right-of-use assets	$2,303	$6,169	$—
Recognition of operating lease obligations	$2,291	$6,127	$—
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

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOB”). The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania, Burlington County, New Jersey and New Castle County, Delaware) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers. In November 2020, the Bank formed a wholly-owned subsidiary, HVB Investment Management Inc. under the laws of the state of Delaware. The Bank intends to sell participation interests in certain residential loans from its portfolio and, potentially, other assets to its wholly-owned subsidiary. HVB Investment Management Inc. became operational in January 2021.

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

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of December 31, 2020, the Company had 3 loan modification agreements with a balance of $1.8 million outstanding.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

•Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  In early April 2020, the Company began accepting and processing applications for loans under the Paycheck Protection Program. As of December 31, 2020, the Company had received over 450 applications from new and existing customers with an outstanding balance of approximately $64.4 million with an estimated processing fee income of approximately $2.3 million. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for second draws of PPP loans up to March 31, 2021. The Company began accepting and processing applications for second draw PPP loans in January 2021. As of March 22, 2021, the Corporation had processed and approved over 300 applications of the PPP program for approximately $44.1 million in the second round of PPP loans.

The CAA also included extension of TDR accounting relief provided under the CARES Act to January 1, 2022. The extension did not impact loan modifications made prior to December 31, 2020, however, it was considered in the identification of expected TDRs as of December 31, 2020.

For further discussion, see COVID-19 update section of Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments of

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

securities, interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale, mortgage servicing rights, other real estate owned, and the valuation of deferred tax assets.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

certain direct origination costs, are deferred and recognized as an adjustment of the yield in (interest income) of the related loans.

The loans receivable portfolio is segmented into Residential, Commercial, Construction and Consumer loans. Within Residential loans, the following classes exist: One-to-four family loans and home equity and home equity lines of credit (“HELOCs”). Within Commercial loans, the following classes exist: commercial real estate, commercial business loans, Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and Main Street Lending Program. Within Consumer loans, the following classes exist: Medical education and other.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using discounted cash flows to calculate the present value of estimated future net servicing income.

The Company accounts for the mortgage servicing rights under the amortization method. The mortgage servicing rights are initially recorded at fair value and amortized in proportion to the estimated expected future net servicing income generated from servicing the loan.  On a quarterly basis, the mortgage servicing rights are evaluated for impairment by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The Company obtains a third party valuation to assist with estimating of the fair value of the mortgage servicing rights. A valuation allowance would be established if the carrying amount of these mortgage servicing rights exceeds fair value.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Community Bancshares, Inc. (“ACBI”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $1,721,000 and $1,552,000 at December 31, 2020 and 2019, respectively.

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

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential one- to four- family properties in the process of foreclosure totaled $294,000 and $403,000 as of December 31, 2020 and 2019, respectively. There was no real estate secured by residential one- to four- family properties held in Other Real Estate Owned at December 31, 2020 and 2019, respectively.  There was no real estate secured by commercial properties held in Other Real Estate Owned at December 31, 2020 and 2019, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gain or loss on sale of other real estate owned, as part of non-interest expense.

Securities Sold Under Agreements to Repurchase

The Company entered into sales of securities under agreements to repurchase. During November 2019, the Company terminated these agreements to repurchase.  Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

As of December 31, 2020 and 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2018 through 2020 were open for examination as of December 31, 2020.

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

Fair Value Measurements

Fair value of financial instruments is estimated using relevant market information and other assumptions. As more fully disclosed in Note 15, fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Adoption of New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the accounting standard on January 1, 2020. As ASU 2018-13 primarily affected disclosure requirements, it did not have a material impact on the Company’s consolidated statement of financial condition. We have included the additional disclosures in Note 15, Fair Value Presentation.

2. Investment Securities

Investment securities available-for-sale at December 31, 2020 were comprised of the following:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$377	$14	$—	$391
Corporate notes	9,454	156	(10)	9,600
Collateralized mortgage obligations - agency residential	3,819	38	(6)	3,851
Mortgage-backed securities - agency residential	5,608	81	—	5,689
Municipal securities	2,924	47	—	2,971
Bank CDs	999	17	—	1,016
	$23,181	$353	$(16)	$23,518

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

The scheduled maturities of securities available-for-sale at December 31, 2020 were as follows:

	December 31, 2020
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,000	$1,003
Due from more than one to five years	3,017	3,067
Due from more than five to ten years	6,937	7,049
Due after ten years	12,227	12,399
	$23,181	$23,518

Securities with a fair value of $4.4 million and $7.4 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the year ended December 31, 2020 were $4.9 million. Gross realized gains on such sales were approximately $151,000 and there $10,000 gross realized losses on such sales.

Proceeds from the sale of available-for-sale securities for the six months ended December 31, 2019 were $12.0 million. Gross realized gains on such sales were approximately $211,000 and there no gross realized losses on such sales.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the unrealized loss positions of securities available-for-sale at December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	3,420	(9)	500	(1)	3,920	(10)
Collateralized mortgage obligations - agency residential	—	—	532	(6)	532	(6)
Mortgage-backed securities - agency residential	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—

	$3,420	$(9)	$1,032	$(7)	$4,452	$(16)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$436	$(2)	$436	$(2)
Corporate notes	—	—	1,494	(6)	1,494	(6)
Collateralized mortgage obligations - agency residential	1,486	(10)	3,810	(92)	5,296	(102)
Mortgage-backed securities - agency residential	922	(7)	1,438	(12)	2,360	(19)
Bank CDs	—	—	250	—	250	—

	$2,408	$(17)	$7,428	$(112)	$9,836	$(129)

At December 31, 2020 and 2019, the investment portfolio included two U.S. Government securities, with total fair values of $391,000 and $436,000, respectively. There were no securities in an unrealized loss position as of December 31, 2020. There were two U.S. Government securities in an unrealized loss position as of December 31, 2019. These securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of December 31, 2020 and 2019, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2020 and 2019, the investment portfolio included thirteen and nine corporate notes with total fair values of $9.6 million and $5.6 million, respectively. Of these securities, five and three were in an unrealized loss position as of December 31, 2020 and 2019, respectively. At the time of purchase and as of December 31, 2020 and 2019, these bonds continue to maintain investment grade ratings. As of December 31, 2020 and 2019, management found no evidence of OTTI on any of the Corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2020 and 2019, the investment portfolio included twenty-seven and thirty collateralized mortgage obligations (CMOs) with total fair values of $3.9 million and $6.5 million at December 31, 2020 and 2019, respectively. Of these securities, eleven and twenty-seven were in an unrealized loss position as of December 31, 2020 and 2019, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2020 and 2019, management found no evidence of OTTI on any of the

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2020 and 2019, the investment portfolio included sixteen and thirteen Mortgage backed securities (MBS) with a total fair value of $5.7 million and $4.1 million at the end of each period, respectively. There were no securities in an unrealized loss position as of December 31, 2020. There were seven MBS securities in an unrealized loss position as of December 31, 2019. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of At December 31, 2020 and 2019, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2020 and 2019, the investment portfolio included six and five municipal securities with a total fair value of $3.0 million and $2.1 million, respectively. There were no securities in an unrealized loss position as of December 31, 2020 or 2019. During the six month transition period ended December 31, 2019, we sold approximately $7.5 million in municipal securities. As of December 31, 2020 and 2019, the Company’s municipal portfolio were purchased from issuers that were located in Pennsylvania and continued to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of December 31, 2020 and 2019, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2020 and 2019, the investment portfolio included four and ten Bank CDs with a total fair value of $1.0 million and $2.5 million at the end of each period, respectively. There were no securities in an unrealized loss position as of December 31, 2020. As of December 31, 2019, there was one security in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of December 31, 2020 and 2019, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Equity Securities

The Company maintains an equity security portfolio that consists of $500,000 at December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at December 31, 2020 and 2019:

	December 31, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2019
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

4. Loans Receivable

Loans receivable at December 31, 2020 and 2019, were comprised of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Residential:
One-to-four family	$141,891	$197,547
Home equity and HELOCs	3,993	4,383
Commercial:
Commercial real estate	68,705	35,188
Commercial business	24,152	11,119
SBA PPP loans	64,380	—
Main Street Lending Program	1,556	—
Construction	7,299	784
Consumer:
Medical education	5,105	6,097
Other	33	8
	317,114	255,126

Unearned discounts, origination and commitment fees and costs	(1,286)	1,343
Allowance for loan losses	(2,017)	(1,437)

	$313,811	$255,032

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2020, the balance of the private education loans was $5.1 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2020, there were three loans with a balance of approximately $81,000 that are past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended December 31, 2020 primarily as a result of charge-offs totaling $529,000.

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition. Overdrafts were $33,000 and $8,000 at December 31, 2020 and 2019, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the activity in the allowance for loan losses by loan class for the year ended December 31, 2020, the six months ended December 31, 2019 and for the year ended June 30, 2019:

Allowance for Loan Losses	December 31, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$701	$—	$—	$(64)	$637	$—	$637
Home equity and HELOCs	44	—	—	(29)	15	—	15
Commercial:
Commercial real estate	229	—	—	290	519	—	519
Commercial business	122	—	—	158	280	—	280
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	—	—	—	27	27		27
Construction	8	—	—	66	74	—	74
Consumer:
Medical Education	333	(529)	1	563	368	—	368
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	97	97	—	97

	$1,437	$(529)	$1	$1,108	$2,017	$—	$2,017

Allowance for Loan Losses	December 31, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$711	$—	$65	$(75)	$701	$—	$701
Home equity and HELOCs	46	—	—	(2)	44	—	44
Commercial:
Commercial real estate	99	—	28	102	229	—	229
Commercial business	108	—	—	14	122	12	110
Construction	8	—	—	—	8	—	8
Consumer:
Medical Education	210	(121)	1	243	333	—	333
Other	—	—	—	—	—	—	—

	$1,182	$(121)	$94	$282	$1,437	$12	$1,425

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Allowance for Loan Losses	June 30, 2019
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$651	$—	$5	$55	$711	$—	$711
Home equity and HELOCs	39	—	—	7	46	—	46
Commercial:
Commercial real estate	65	—	—	34	99	—	99
Commercial business	65	—	—	43	108	13	95
Construction	15	—	—	(7)	8	—	8
Consumer:
Medical Education	35	(305)	—	480	210	—	210
Other	1	—	—	(1)	—	—	—

	$871	$(305)	$5	$611	$1,182	$13	$1,169

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. Since the SBA fully guarantees the principle and interest of the PPP loans, unless the lender violated an obligation under the agreement, there is no allowance for loan loss calculation for the PPP loans as the loan losses, if any, are anticipated to be immaterial. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended December 31, 2020, six months ended December 31, 2019 and for the year ended June 30, 2019 as a result of charge-offs totaling $529,000, $121,000 and $305,000, respectively. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustments to the allowance for loan losses may be necessary.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2020 and 2019:

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$141,891	$932	$140,959
Home equity and HELOCs	3,993	—	3,993
Commercial:
Commercial real estate	68,705	300	68,405
Commercial business	24,152	96	24,056
SBA PPP loans	64,380	—	64,380
Main Street Lending Program	1,556	—	1,556
Construction	7,299	—	7,299
Consumer:
Medical education	5,105	—	5,105
Other	33	—	33
	$317,114	$1,328	$315,786

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$197,547	$1,566	$195,981
Home equity and HELOCs	4,383	308	4,075
Commercial:
Commercial real estate	35,188	317	34,871
Commercial business	11,119	120	10,999
Construction	784	—	784
Consumer:
Medical education	6,097	—	6,097
Other	8	—	8
	$255,126	$2,311	$252,815

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize information in regard to impaired loans by loan portfolio class as of and for the year ended December 31, 2020, the six months ended December 31, 2019, and the year ended June 30, 2019:

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$932	$1,056	$—	$1,254	$—
Home equity and HELOCs	—	—	—	125	—
Commercial:
Commercial real estate	300	300	—	309	22
Commercial business	96	96	—	108	6
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—
Construction	—	—	—	—	—
	1,328	1,452	—	1,796	28
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	—	—	—	—	—
	$1,328	$1,452	$—	$1,796	$28

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,566	$1,703	$—	$1,704	$—
Home equity and HELOCs	308	308	—	306	—
Commercial:
Commercial real estate	317	317	—	321	11
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	2,191	2,328	—	2,331	11
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	120	121	12	125	4
Construction	—	—	—	—	—
	120	121	12	125	4
	$2,311	$2,449	$12	$2,456	$15

	June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
One-to-four family	$1,725	$1,935	$—	$1,465	$—
Home equity and HELOCs	316	331	—	132	—
Commercial:
Commercial real estate	325	325	—	379	27
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	2,366	2,591	—	1,976	27

With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	131	132	13	142	8
Construction	—	—	—	—	—
	131	132	13	142	8
	$2,497	$2,723	$13	$2,118	$35

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $65,000, $54,000 and $111,000 for the year ended December 31, 2020, the six months ended December 31, 2019, and the year ended June 30, 2019, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019

Residential:
One-to-four family	$932	$1,686
Home equity and HELOCs	—	308
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	1,322	1,710
Other	—	—
	$2,254	$3,704

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of December 31, 2020 and 2019:

	December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$140,959	$—	$932	$—	$141,891
Home equity and HELOCs	3,993	—	—	—	3,993
Commercial:
Commercial real estate	68,211	194	300	—	68,705
Commercial business	24,010	—	142	—	24,152
SBA PPP loans	64,380	—	—	—	64,380
Main Street Lending Program	1,556	—	—	—	1,556
Construction	7,299	—	—	—	7,299
Consumer:
Medical education	3,783	—	1,322	—	5,105
Other	33	—	—	—	33
	$314,224	$194	$2,696	$—	$317,114

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

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2020 and 2019:

	December 31, 2020
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to-four family	$543	$186	$571	$1,300	$140,591	$141,891	$—
Home equity and HELOCs	38	—	—	38	3,955	3,993	—
Commercial:
Commercial real estate	—	—	—	—	68,705	68,705	—
Commercial business	—	—	—	—	24,152	24,152	—
SBA PPP loans	—	—	—	—	64,380	64,380	—
Main Street Lending Program	—	—	—	—	1,556	1,556	—
Construction	—	—	—	—	7,299	7,299	—
Consumer:
Medical education	169	951	81	1,201	3,904	5,105	—
Other	—	—	—	—	33	33	—
	$750	$1,137	$652	$2,539	$314,575	$317,114	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs.  As of December 31, 2020, we had 3 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $1.8 million in connection with the COVID-19 relief provided by the CARES Act.

At December 31, 2020 and 2019, the Bank had two loans identified as TDRs totaling $227,000 and $259,000, respectively.  At December 31, 2020 and 2019, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2020. No additional loan commitments were outstanding to these borrowers at December 31, 2020 and 2019. At December 31, 2020, there was no specific reserves related to the TDRs. At December 31, 2019, there was a specific reserve of $12,000 related to one TDR.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table details the Bank’s TDRs at December 31, 2020:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$131	$—	$131
Commercial business	1	96	—	96

Total	2	$227	$—	$227

The following table details the Bank’s TDRs at December 31, 2019:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$139	$—	$139
Commercial business	1	120	—	120

Total	2	$259	$—	$259

5. Mortgage Servicing Rights

During 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of December 31, 2020, the value of the mortgage servicing rights associated with the loan sales totaled $2.0 million. These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in interest income on loans in the Company’s Consolidated Statements of Income. Servicing income, which includes late and ancillary fees, was $16,000 for the year ended December 31, 2020.

The following is a summary of the changes in the carrying value of the Company’s mortgage servicing rights, accounted for under the amortization method for the year ended December 31, 2020:

(Dollars in thousands)	December 31, 2020
Balance at beginning of period	$—
Servicing Rights retained from loans sold	2,181
Amortization and other	(140)
Valuation Allowance Provision	—
Balance at end of period	$2,041
Fair value, end of year	$2,259

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2020 were as follows:

December 31, 2020
Long run Constant Prepayment Rate	8.07%
Weighted-Average Life (in years)	27.0
Weighted-Average Note Rate	2.966%
Weighted-Average Discount Rate	9.00%

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

6. Premises and Equipment

Premises and equipment are summarized by major classification at December 31, 2020 and 2019, as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Land	$334	$334
Land improvements	477	477
Office buildings and improvements	712	712
Leasehold improvements	1,181	1,028
Furniture and equipment	4,793	4,148
Total Cost	7,497	6,699
Accumulated depreciation	(4,663)	(4,198)
	$2,834	$2,501

Depreciation expense for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019 was $587,000, $271,000 and $378,000, respectively.

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

7. Deposits

Deposits at December 31, 2020 and 2019 consisted of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Demand accounts-interest bearing	$61,434	$49,377
Demand accounts-non-interest bearing	122	103
Money market deposit accounts	79,552	34,744
Passbook and statement accounts	29,997	25,682
Checking accounts	497,584	105,565
Subtotal - core deposits	668,689	215,471
Certificates of deposit	62,137	68,296
Total deposits	$730,826	$283,767

At December 31, 2020, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
December 31, 2021	$51,196
December 31, 2022	6,292
December 31, 2023	2,563
December 31, 2024	597
December 31, 2025	948
December 31 2026 and thereafter	541
$62,137

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Brokered deposits totaled $10.0 million and $22.5 million at December 31, 2020 and 2019, respectively. In addition, the Company has certificates of deposit in denominations of $250,000 or more of $13.4 million and $7.9 million at December 31, 2020 and 2019.

8. Borrowings

The following tables details the Company’s fixed rate advances from the Federal Reserve PPPLF as of December 31, 2020 and the FHLB as of December 31, 2020 and 2019:

Federal Reserve PPPLF long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2020
05/18/20	04/13/22	Fixed Rate	0.350%	$2,025
05/18/20	04/08/22	Fixed Rate	0.350%	6,237
05/19/20	04/15/22	Fixed Rate	0.350%	4,031
05/19/20	04/14/22	Fixed Rate	0.350%	1,895
05/21/20	04/15/22	Fixed Rate	0.350%	7,042
05/21/20	04/18/22	Fixed Rate	0.350%	808
05/21/20	04/19/22	Fixed Rate	0.350%	466
05/22/20	04/20/22	Fixed Rate	0.350%	4,395
05/29/20	04/21/22	Fixed Rate	0.350%	5,507
05/29/20	04/22/22	Fixed Rate	0.350%	6,889
05/29/20	04/29/22	Fixed Rate	0.350%	140
07/27/20	05/04/22	Fixed Rate	0.350%	9,247
				$48,682

FHLB long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2020	December 31, 2019
09/26/17	09/28/20	Fixed Rate	1.880%	$—	$3,000
11/21/17	11/22/21	Fixed Rate	2.220%	—	4,000
04/30/19	05/02/22	Fixed Rate	2.370%	—	5,000
05/07/19	05/09/22	Fixed Rate	2.370%	—	5,000
05/14/19	05/16/22	Fixed Rate	2.290%	—	5,000
05/21/19	05/21/21	Fixed Rate	2.360%	—	5,000
07/07/20	07/07/25	Fixed Rate	0.851%	26,269	—
				$26,269	$27,000

During the second and third quarter of 2020, the Company utilized the Federal Reserve’s PPPLF to fund a portion of PPP loans and borrowed a total of $57.7 million at a rate of 0.35%. As of December 31, 2020, the Company had $48.7 million in PPPLF advances outstanding. The borrowings were fully collateralized by the PPP loans originated by the Bank and maturing in April 2022 and May 2022, or when the tranche of PPP loans utilized to collateralize the PPPLF borrowing are forgiven, whichever comes first.

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying one- to four- family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined available total of the facilities or maximum borrowing capacity (“MBC”) is approximately $225.8 million as of December 31, 2020. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of December 31, 2020 and 2019, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $26.3 million and $27.0 million as of December 31, 2020 and 2019, respectively. The Company had $38.3 million outstanding in letters of credit to secure deposits, which reduced the maximum borrowing capacity at December 31, 2020.

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

The Company also has available lines of credit of $3.0 million with ACBI and a line equal to 95% of fair value of collateral held by the Federal Reserve Bank (“FRB”), which were $923,000 at December 31, 2020 and $1.5 million at December 31, 2019. The Company has not borrowed against its credit lines with ACBI and FRB for the year ended December 31, 2020 and the six months ended December 31, 2019.

9. Securities Sold Under Agreement to Repurchase

The Bank has entered into overnight repurchase agreements, which are collateralized by mortgage-backed securities and collateralized mortgage obligations. During November 2019, the Company terminated these agreements to repurchase.

The following table details the Company’s overnight repurchase agreements:

	At or For the Year Ended December 31,	At or For the Six Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at end of year	$—	$—
Average balance during year	$—	$2,018
Maximum outstanding at any month end	$—	$2,586
Weighted average interest rate at end of year	—	—
Weighted average interest rate during year	—	0.20%

10. Regulatory Capital

Information presented for December 31, 2020 and 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2020, the Bank met all the capital adequacy requirements to which they were subject. In June 2019, the Company infused $3.0 million to the Bank as Tier 1 capital. At December 31, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since December 31, 2020 that would

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk-based capital (to risk-weighted assets)	$37,848	13.4%	$22,576	> 8.0%	$28,221	> 10.0%
Tier 1 capital (to risk-weighted assets)	35,831	12.7	>16,932	>6.0	>22,576	>8.0
Tier 1 capital (to average assets)	35,831	7.4	>19,449	>4.0	>24,311	>5.0
Tier 1 common equity (to risk-weighted assets)	35,831	12.7	>12,699	>4.5	>18,343	>6.5

As of December 31, 2019
Total risk-based capital (to risk-weighted assets)	$31,203	14.7%	$16,981	> 8.0%	$21,227	> 10.0%
Tier 1 capital (to risk-weighted assets)	29,766	14.0	>12,736	>6.0	>16,981	>8.0
Tier 1 capital (to average assets)	29,766	8.5	>13,981	>4.0	>17,476	>5.0
Tier 1 common equity (to risk-weighted assets)	29,766	14.0	>9,552	>4.5	>13,797	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of December 31, 2020 and 2019, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements.  As of December 31, 2020, the Bank is required to maintain a capital conservation buffer of 2.50%.  At December 31, 2020, the Bank met the regulatory minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

11. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the year ended December 31, 2020 and the six months ended December 31, 2019. The following table summarizes the amounts recorded in the Company’s consolidated statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2020 and 2019, (dollars in thousands):

December 31, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$2,647	$120,563
Forward loan sales commitments	Mortgage banking derivatives	252	5,459
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$106	$12,111
Forward loan sales commitments	Other liabilities	127	18,071
TBA securities	Other liabilities	76	13,500

December 31, 2019
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$810	$25,059
Forward loan sales commitments	Mortgage banking derivatives	389	11,036
TBA securities	Mortgage banking derivatives	5	3,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$25	$3,820
Forward loan sales commitments	Other liabilities	45	10,595
TBA securities	Other liabilities	56	24,500

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the year ended December 31, 2020, the six months ended December 31, 2019 and for the year ended June 30, 2019 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	For the year ended December 31, 2020	For six months ended December 31, 2019	For the year ended June 30, 2019
IRLCs	Gain (loss) from derivative instruments	$1,756	$(261)	$460
Forward loan sales commitments	(Loss) gain from derivative instruments	(219)	(211)	384
TBA securities	(Loss) gain from derivative instruments	(25)	73	(46)
	Total gain (loss) from derivative instruments	$1,512	$(399)	$798

12. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2020, there were 216,400 stock options outstanding of which 59,600 of the stock options were vested and exercisable at December 31, 2020. At December 31, 2020, there 87,000 restricted stock shares outstanding of which 24,140 restricted stock shares were vested and exercisable at December 31, 2020. The 216,400 stock options outstanding and 62,860 restricted stock shares outstanding were not included in the computation of diluted net income per share for the year ended December 31, 2020 as their effect would have been anti-dilutive.  At December 31, 2019 and June 30, 2019, there were, 218,000 and 87,000 of stock options and restricted stock awards outstanding of which 30,080 and 11,680 of the stock options and restricted stock awards were vested and exercisable at December 31, 2019 and June 30, 2019. The 218,000 stock options outstanding and 69,089 restricted stock awards outstanding were not included in the computation of diluted net income per share for the six months ended December 31, 2019 as their effect would have been anti-dilutive. The 218,000 stock options outstanding and 65,319 restricted stock awards outstanding were not included in the computation of diluted net income per share for the year ended June 30, 2019 as their effect would have been anti-dilutive.

The calculation of EPS for the year ended December 31, 2020, six months ended December 31, 2019 and for the year ended June 30, 2019 is as follows (dollars in thousands, except per share data):

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2020	For the Six Months Ended December 31, 2019	For the Year Ended June 30, 2019
Net income (basic and diluted)	$5,768	$540	$879

Weighted average number of shares issued	2,270,589	2,269,125	2,258,824
Less weighted average number of treasury shares	(31,415)	(208)	(10)
Less weighted average number of unearned ESOP shares awards	(143,671)	(150,231)	(156,790)
Less weighted average number of unvested restricted stock awards	(62,420)	(71,725)	(70,906)
Basic weighted average shares outstanding	2,033,083	2,046,961	2,031,118
Add dilutive effect of restricted stock awards	—	—	225
Diluted weighted average shares outstanding	2,033,083	2,046,961	2,031,343

Net income per share
Basic	$2.84	$0.26	$0.43
Diluted	$2.84	$0.26	$0.43

13. Employee Benefits

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents the components of the ESOP Shares at December 31, 2020 and 2019 and June 30, 2019:

	December 31, 2020	December 31, 2019	June 30, 2019
Allocated shares	34,867	26,185	17,457
Committed shares	—	—	4,364
Unreleased shares	139,656	148,385	152,749
Total ESOP shares	174,523	174,570	174,570

Fair value of unreleased shares (in thousands)	$2,398	$2,523	$2,369

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. The Company made no contributions to the Plan during the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019.

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

In December 2018, an employee terminated employment and 4,000 shares of employee restricted stock awards and 10,000 shares of employee incentive stock options were forfeited under the 2018 Equity Incentive Plan.  During the year ended June 30, 2019, 4,000 shares of employee restricted stock awards were granted and 10,000 shares of employee incentive stock options were granted to new employees under the 2018 Equity Incentive Plan. In addition, 20,000 non-qualified stock options and 10,000 shares of restricted stock awards were granted to outside directors under the 2018 Equity Incentive Plan during the year ended June 30, 2019.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2020, there were 497 shares available for future awards under this plan, which includes 285 shares available for restricted stock awards.

Stock option expense was $60,000 for the year ended December 31, 2020, $31,000 for the six months ended December 31, 2019 and $56,000 for the year ended June 30, 2019. At December 31, 2020, total unrecognized compensation cost related to stock options was $278,000.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

A summary of the Company’s stock option activity and related information for the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019 was as follows:

	December 31, 2020
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, January 1, 2020	218,000	$14.92	8.6	$452,400
Granted	—	—	—	—
Exercised	(1,600)	14.80	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2020	216,400	$14.93	7.6	$484,736
Exercisable, December 31, 2020	59,600	$14.87	7.6	$137,080

	December 31, 2019
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1, 2019	218,000	$14.92	9.1	$61,040
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2019	218,000	$14.92	8.6	$452,400
Exercisable, December 31, 2019	30,080	$14.80	8.5	$66,176

	June 30, 2019
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, July 1, 2018	198,000	$14.80	10.0	$3,960
Granted	30,000	15.71	9.9	—
Exercised	—	—	—	—
Forfeited	(10,000)	14.80	—	—
Outstanding, June 30, 2019	218,000	$14.92	9.1	$61,040
Exercisable, June 30, 2019	30,080	$14.80	9.0	$8,422

The fair value of each option grant during the year ended June 30, 2019 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Year Ended June 30,
2019
Dividend yield	3.14%-3.26%
Expected life	10 years
Expected volatility	19.68%-24.07%
Risk-free interest rate	1.96%-2.56%
Weighted average grant date fair value	$2.39-$2.98

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

Restricted stock expense was $184,000 for the year ended December 31, 2020, $92,000 for the six months ended December 31, 2019 and $177,000 for the year ended June 30, 2019. At December 31, 2020, the expected future compensation expense relating to non-vested stock outstanding was $847,000.

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, July 1, 2018	77,000	$14.80
Granted	14,000	15.72
Vested	(11,680)	14.80
Forfeited	(4,000)	14.80
Non-vested, June 30, 2019	75,320	$14.97
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2019	75,320	$14.97
Granted	—	—
Vested	(12,460)	14.97
Forfeited	—	—
Non-vested at December 31, 2020	62,860	$14.97

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

14. Income Taxes

The table below summarizes the income tax expense for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019:

	For the year ended	For the six months ended	For the year ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	June 30, 2019
Current:
Federal	$1,142	$105	$(184)
State	666	55	41
	1,808	160	(143)
Deferred:
Federal	396	23	337
	396	23	337
Total income tax expense	$2,204	$183	$194

The expense for income taxes for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019 differed from the federal income tax statutory rate due to the following:

	For the year ended		For the six months ended		For the year ended
	December 31, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$1,667	21.0%	$152	21.0%	$222	21.0%
State tax net of federal benefit	532	6.6%	44	6.0%	32	3.1%
Bank-owned life insurance	(32)	-0.4%	(17)	-2.3%	(33)	-3.2%
Tax-exempt interest	(8)	-0.1%	(17)	-2.3%	(58)	-5.5%
Other, net	45	0.5%	21	2.9%	31	2.7%

	$2,204	27.6%	$183	25.3%	$194	18.1%

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset and liabilities at the periods shown consisted of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$424	$302
Non-accrual interest	16	11
Accrued expenses	133	70
Stock-based compensation	27	24
Unrealized loss on securities	—	8
Operating lease liabilities	1,669	1,265
Other	—	19
Gross deferred tax assets	$2,269	$1,699

Deferred tax liabilities:
Depreciation	$135	$124
Unrealized gain on securities	100	—
Fair value adjustment of IRLC, TBA securities
and forward loan sales commitments	544	226
Operating lease right-of-use assets	1,614	1,265
Gain on fair value of loans	477	181

Gross deferred tax liabilities	2,870	1,796

Net deferred tax (liabilities) asset	$(601)	$(97)

The Company had a $2,500 AMT credit which will be 100% refunded at December 31, 2020. The Company had no Alternative Minimum Tax (“AMT”) credits as of December 31, 2019. AMT credit carryforwards were not impacted by the change in statutory tax rate by the Tax Act, as they are treated as payments on future federal income taxes due and are not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Retained earnings included $1.7 million at December 31, 2020 and 2019, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

15. Fair Value of Financial Instruments

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Assets measured at fair value on a recurring basis at December 31, 2020 and 2019 are summarized below:

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$391	$—	$391
Corporate notes	—	1,532	8,068	9,600
Collateralized mortgage obligations - agency residential	—	3,851	—	3,851
Mortgage-backed securities - agency residential	—	5,689	—	5,689
Municipal securities	—	2,971	—	2,971
Bank CDs	—	1,016	—	1,016
Loans held for sale	—	83,549	—	83,549
Forward loan sales commitments	—	252	—	252
TBA securities	—	—	—	—
Interest rate lock commitments	—	—	2,647	2,647

	$—	$99,251	$10,715	$109,966

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$436	$—	$436
Corporate notes	—	2,510	3,059	5,569
Collateralized mortgage obligations - agency residential	—	6,464	—	6,464
Mortgage-backed securities - agency residential	—	4,063	—	4,063
Municipal securities	—	2,117	—	2,117
Bank CDs	—	2,507	—	2,507
Loans held for sale	—	37,876	—	37,876
Forward loan sales commitments	—	389	—	389
TBA securities	—	5	—	5
Interest rate lock commitments	—	—	810	810

	$—	$56,367	$3,869	$60,236

Liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are summarized below.

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$127	$—	$127
TBA securities	—	76	—	76
Interest rate lock commitments	—	—	106	106
	$—	$203	$106	$309

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Forward loan sales commitments	$—	$45	$—	$45
TBA securities	—	56	—	56
Interest rate lock commitments	—	—	25	25
	$—	$101	$25	$126

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

There were no assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at December 31, 2020 and 2019 (in thousands):

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$414,590	$414,590	$414,590	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	313,811	325,636	—	—	325,636
Bank-owned life insurance	6,408	6,408	6,408	—	—
Restricted investment in bank stock	1,721	1,721	1,721	—	—
Accrued interest receivable	1,489	1,489	1,489	—	—
Mortgage Servicing Rights	2,041	2,259	—	—	2,259
Liabilities:
Deposits	$730,826	$731,398	$668,689	$62,709	$—
Advances from the FHLB	26,269	27,932	—	27,932	—
Federal Reserve PPPLF advances	48,682	48,698	—	48,698	—
Advances from borrowers for taxes and insurance	2,131	2,131	2,131	—	—
Accrued interest payable	167	167	167	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2019	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,625	$20,625	$20,625	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	255,032	254,884	—	—	254,884
Bank-owned life insurance	6,255	6,255	6,255	—	—
Restricted investment in bank stock	1,552	1,552	1,552	—	—
Accrued interest receivable	967	967	967	—	—
Liabilities:
Deposits	$283,767	$284,055	$215,471	$68,584	$—
Advances from the FHLB	27,000	27,333	—	27,333	—
Advances from borrowers for taxes and insurance	2,138	2,138	2,138	—	—
Accrued interest payable	305	305	305	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels during the year ended December 31, 2020 and the six months ended December 31, 2019.

The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2020 and 2019:

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total gains (unrealized):
Included in other comprehensive income	50	—	—
Total (loss) gains included in earnings and held at reporting date	—	1,837	(81)
Purchases, sales and settlements	4,959	—	—
Transfers into Level 3	—	—	—
Ending Balance: December 31, 2020	$8,068	$2,647	$(106)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2020	—	1,837	(81)
Change in unrealized gains for the period included other comprehensive income for assets held as of December 31, 2020	$50	$—	$—

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2019	$3,030	$1,100	$(54)
Total gains (unrealized):
Included in other comprehensive income	29	—	—
Total gains included in earnings and held at reporting date	—	(290)	29
Purchases, sales and settlements	—	—	—
Transfers into Level 3		—	—
Ending Balance: December 31, 2019	$3,059	$810	$(25)

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

At December 31, 2020, the Company has classified $8.1 million of Corporate notes as Level 3. The fair value of $6.0 million of Corporate notes includes an adjustable rate corporate security and sub-debt bonds. The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from 97.6% to 106.6%.  In addition, classified as Level 3 are two sub-debt bonds with a fair value of $2.1 million. The Company’s methodology to value the two sub-debt bonds is to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. The weighted average of the market quotes applied is 102.5%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At December 31, 2020, the Company has classified $2.5 million of net derivative assets related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 63.7% to 99.8%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$5,995	Pricing Model	Offered quotes	92.37%-106.60%	101.67%
	2,073	Market comparable securities	Offered quotes	101.63%-103.63%	102.50%
Net derivative asset:
IRLC	$2,541	Discounted cash flows	Pull-through Rates	63.70%-99.79%	80.99%

16. Changes in and Reclassification out of Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2020, the six months ended December 31, 2019 and the year ended June 30, 2019.  All amounts are presented net of tax.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Net unrealized holding gains (losses) on available-for-sales securities (1):	For the Year Ended	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	June 30, 2019
Balance at beginning period	$(18)	$70	$(648)
Unrealized holding gains on available-for-sale
securities before reclassification	355	61	724
Amount reclassified for investment
securities gains included in net income	(99)	(149)	(6)
Net current-period other comprehensive income (loss)	256	(88)	718
Balance at ending period	$238	$(18)	$70

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.5%, 28.9% and 29.5% for the year ended December 31, 2020, six months ended December 31, 2019 and the year end June 30, 2019.

	For the Year Ended	For the Six Months Ended	For the Year Ended
	December 31, 2020	December 31, 2019	June 30, 2019
(Dollars in thousands)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Affected line item in the Consolidated Statement of Income
Net unrealized gain on available-for securities (1)	$141	$211	$8	Gain on sale of investment securities, net
	(42)	(62)	(2)	Income Tax Expense
	$99	$149	$6

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, see Note 2, “Investment securities.”
(2)	Amounts in parenthesis indicate debits.

17. Commitments and Contingencies

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

Open mortgage loan commitments granted to loan applicants at December 31, 2020 and 2019 are $80.9 million and $27.9 million, respectively. Open commercial loan commitments granted to loan applicants at December 31, 2020 and 2019, are $4.0 million and $7.5 million, respectively.

At December 31, 2020 and 2019, the Company had forward loan sales commitments amounting to $120.6 million and $25.1 million, respectively. The Company had mandatory TBAs amounting to $13.5 million and $28.0 million at December 31, 2020 and 2019, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The undisbursed portion of open-ended HELOCs at December 31, 2020 and 2019 is $8.0 million and $7.8 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at December 31, 2020 and 2019 are $22.1 million and $8.1 million, respectively. At December 31, 2020 and 2019, there was an open commercial letter of credit of $650,000 and $50,000.

There was $38.3 million and $18.0 million outstanding performance standby letters of credit at December 31, 2020 and 2019.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was a $151,000 and $54,000 provision for losses from repurchases as of December 31, 2020 and 2019, respectively.

Residential mortgage loans serviced for others at December 31, 2020, December 31, 2019, and June 30, 2019 are $209.3 million and $3.4 million and $3.5 million, respectively.

During March 2020, in response to the COVID-19 pandemic, the FRB reduced the reserve requirements to zero and the Company was no longer required to maintain certain average reserve balances at the FRB. For December 31, 2019, the Company was required to maintain certain average reserve balances as established by the FRB. The amounts of this reserve balance for the reserve computation period, which included December 31, 2019 was $3.2 million which was satisfied through the restriction of vault cash held at the Company’s branches.

18. Concentrations

At December 31, 2020 and 2019, June 30, 2019, the Company’s lending activities are primarily concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties as well as lending activities in New Jersey and Delaware. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

Mortgage loans held for sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
December 31, 2020	3	73%
December 31, 2019	3	66%
June 30, 2019	3	71%

19. Related Party

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at December 31, 2020 and 2019 was $2.0 million and $1.5 million, respectively. Originations to related parties and repayments from related parties during the year ended December 31, 2020 were $2.6 million and $2.1 million, respectively. During the six months ended December 31, 2019, originations to related parties and repayments from related parties were $436,000 and $3.8 million, respectively.

The Company held deposits of approximately $252.6 million and $10.5 million for related parties at December 31, 2020 and 2019, respectively.

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

program totaled $5.9 million and $17.5 million and $32.5 million at December 31, 2020 and 2019, June 30, 2019 and for which we received approximately $2,000 for the year ended December 31, 2020, $19,000 for the six months ended December 31, 2019 and $46,000 in fees for customer services which is included in the years ended June 30, 2019, respectively.

In January 2018, the Company entered into a business consulting agreement with one of our directors to provide deposit sales training, grow deposit market share and identify deposit opportunities. This agreement terminated on December 31, 2019. The Company has paid $15,000 and $60,000 and $25,000 in consulting fees to the director for the six months ended December 31, 2019 and the years ended June 30, 2019 and 2018, respectively.

20. Revenue Recognition

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents noninterest income for the year ended December 31, 2020, the six months ended December 31, 2019 and for the year ended June 30, 2019:

(Dollars in thousands)	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
Non-Interest Income	2020	2019	2019
In-scope of Topic 606:
Fee income	$3	$21	$48
Insufficient fund fees	59	27	60
Other service charges	75	39	60
ATM interchange fee income	9	4	7
Other income	2	1	4
Total Non-Interest Income (in-scope of Topic 606)	$148	$92	$179

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$153	$80	$159
Gain on sale of loans, net	13,315	3,616	2,789
Gain on sale of available-for-sale securities	141	211	8
Gain (loss) from derivative instruments	1,512	(399)	798
Change in fair value for loans held-for-sale	1,408	160	424
Other	193	13	7
Total Non-Interest Income (out-scope of Topic 606)	$16,722	$3,681	$4,185
Total Non-Interest Income (in-scope of Topic 606)	148	92	179
Total Non-Interest Income	$16,870	$3,773	$4,364

21. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Upon adoption of ASC Topic 842, Leases, on July 1, 2019, the Company recorded an asset of $2.1 million and a corresponding liability in the amount of $2.1 million, included in other assets and other liabilities on the consolidated statement of financial condition. The Company recorded an additional asset of $2.3 million and a corresponding liability in the amount of $2.3 million during the year ended December 31, 2020 for four new lease agreements. In addition, as part of the adoption of Topic 842 on July 1, 2019, the Company booked an adjustment of $277,000 to retained earnings to derecognize the balance of the deferred gain on sale-leaseback of buildings. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases. The Company has no unamortized initial direct costs related to the establishment of these lease agreements as of July 1, 2019.

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

		December 31, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use asset	$7,685	$5,979
Total Lease Right-of-Use Assets		$7,685	$5,979

		December 31, 2020	December 31, 2019
Lease Liabilities	Classification
Operating lease liabilities	Operating Lease liabilities	$7,946	$6,023
Total Lease Liabilities		$7,946	$6,023

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

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	12.2 years	12.7 years
Weighted-average discount rate
Operating leases	2.23%	2.34%

Lease expenses for the year ended June 30, 2019 was $487,000.

The following table represents lease costs:

(dollars in thousands)	For the year ended December 31, 2020	For the six months ended December 31, 2019
Operating lease cost	$627	$198
Short-term lease cost	37	86
Total	$664	$284

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 and 2019 were as follows:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

(dollars in thousands)	December 31, 2020	December 31, 2019
Twelve Months Ended:
Within one year	$836	$440
After one but within two years	792	632
After two but within three years	797	583
After three but within four years	791	594
After four but within five years	735	596
After five years	5,182	4,164
Total Future Minimum Lease Payments	9,133	7,009
Amounts Representing Interest	(1,187)	(986)
Present Value of Net Future Minimum Lease Payments	$7,946	$6,023

22. Condensed Financial Information - Parent Company Only

Condensed financial statements of HV Bancorp, Inc. are as follows (in thousands):

Condensed Statement of Financial Condition
(dollars in thousands)

	December 31, 2020	December 31, 2019
Assets

Cash and due from banks	$473	$185
Interest-bearing deposits with banks	473	1,102
Cash and cash equivalents	946	1,287
Investment securities available-for-sale, at fair value	1,274	2,046
Equity securities	500	500
Loan to ESOP	2,095	2,181
Accrued interest receivable	13	16
Prepaid federal income taxes	—	62
Investment in Subsidiary	33,947	27,552
Other assets	207	1

Total Assets	$38,982	$33,645

Liabilities and Shareholders' Equity

Liabilities
Deferred income taxes, net	$11	$6
Other liabilities	44	40
Shareholders' equity	38,927	33,599

Total Liabilities and Shareholders' Equity	$38,982	$33,645

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Operations
(Dollars in thousands, except per share data)

	For the year ended December 31, 2020	For the six months ended December 31, 2019	For the year ended June 30, 2020
Interest Income
Interest and dividends on investments:
Taxable	$65	$35	$97
Interest on mortgage-backed securities and collateralized mortgage obligations	15	12	68
Interest on interest-bearing deposits	1	—	—
Interest from ESOP Loan	104	63	115
Total Interest Income	185	110	280
Non-Interest Income
Gain on sale of available-for-sale securities, net	—	—	1
Total Non-Interest Income	—	—	1
Non-Interest Expense
Occupancy	—	2	4
Professional fees	115	54	176
Other expenses	135	63	131
Total Non-Interest Expense	250	119	311
Loss before income taxes	(65)	(9)	(30)
Income Tax Benefit	(13)	(2)	(5)
Loss before equity in undistributed net earnings of subsidiary	(52)	(7)	(25)
Equity in undistributed net earnings of subsidiary	5,820	547	904
Net Income	$5,768	$540	$879

Other comprehensive gain, net of tax
Unrealized gain on available-for-sale securities (pre-tax $478, $85 and $1,027)	$355	$61	$724
Reclassification adjustment for gains included in income (pre-tax ($141), ($211) and ($8), respectively	(99)	(149)	(6)
Other comprehensive income (loss)	256	(88)	718
Comprehensive Income	$6,024	$452	$1,597

Net Income per share:
Basic	$2.84	$0.26	$0.43
Diluted	$2.84	$0.26	$0.43

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Cash Flows
(dollars in thousands)
	For the year ended December 31, 2020	For the six months ended December 31, 2019	For the year ended June 30, 2019
Cash Flows from Operating Activities
Net income	$5,768	$540	$879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net earnings of subsidiary	(5,820)	(547)	(904)
Depreciation	—	2	4
Net amortization of securities premiums and discounts	—	2	11
Gain on sale of available-for-sale securities, net	—	—	(1)
Deferred income tax expense	—	—	—
Decrease (increase) in:
Accrued interest receivable	3	2	16
Prepaid federal income taxes	62	(2)	(5)
Prepaid and other assets	(206)	126	(9)
(Increase) decrease in:
Other liabilities	4	(34)	(19)

Net cash provided by (used in) operating activities	(189)	89	(28)

Cash Flows from Investing Activities
ESOP repayment	125	67	132
Activity in available-for-sale securities:
Proceeds from sales	—	—	2,284
Maturities and repayments	788	706	818
Purchase of Equity securities	—	—	(500)
Investment in Subsidiary	—	—	(3,000)

Net cash provided by (used in) investing activities	913	773	(266)

Cash Flows from Financing Activities
Proceeds from stock option exercise	24	—	—
Purchase of treasury stock	(1,089)	—	(3)
Net cash used in financing activities	(1,065)	—	(3)

Increase (Decrease) in Cash and Cash Equivalents	$(341)	$862	$(297)

Cash and Cash Equivalents, beginning of year	$1,287	$425	$722

Cash and Cash Equivalents, end of year	$946	$1,287	$425

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

23. Consolidated Summary of Quarterly Earnings (Unaudited)

The following table presents summarized quarterly data for the year ended December 31, 2020, six months ended December 31, 2019 and for the year ended June 30, 2019:

	For the year end December 31, 2020
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$3,026	$3,328	$3,539	$3,930
Total Interest Expense	933	758	720	732
Net Interest Income	2,093	2,570	2,819	3,198
Provision for Loan Losses	111	450	424	123
Total Non-Interest Income	2,144	3,945	6,195	4,586
Total Non-Interest Expense	3,929	3,979	5,742	4,820
Income before income taxes	197	2,086	2,848	2,841
Income tax expense (benefit)	48	590	785	781
Net income	149	1,496	2,063	2,060
Basic earnings per share	0.07	0.73	1.02	1.02
Diluted earnings per share	0.07	0.73	1.02	1.02

	For the six months ended December 31, 2019
(Dollars in thousands)	1st Qtr.	2nd Qtr.
Total Interest Income	$3,111	$3,151
Total Interest Expense	1,036	1,062
Net Interest Income	2,075	2,089
Provision for Loan Losses	244	38
Total Non-Interest Income	2,205	1,568
Total Non-Interest Expense	3,602	3,330
Income before income taxes	434	289
Income tax expense (benefit)	101	82
Net income	333	207
Basic earnings per share	0.16	0.10
Diluted earnings per share	0.16	0.10

	For the year end June 30, 2019
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$2,651	$2,744	$2,728	$2,859
Total Interest Expense	614	740	735	838
Net Interest Income	2,037	2,004	1,993	2,021
Provision for Loan Losses	59	24	241	287
Total Non-Interest Income	758	676	986	1,944
Total Non-Interest Expense	2,378	2,513	2,700	3,144
Income before income taxes	358	143	38	534
Income tax expense (benefit)	88	4	(24)	126
Net income	270	139	62	408
Basic earnings per share	0.13	0.07	0.03	0.20
Diluted earnings per share	0.13	0.07	0.03	0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

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

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act, which permits emerging growth companies, such as the Company, to provide only management’s report in this annual report.

/s/ Travis J. Thompson	/s/ Joseph C. O’Neill, Jr.
Travis J. Thompson	Joseph C. O’Neill, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)	Changes in internal controls

There were no changes made in our internal control over financial reporting during the Company’s quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” and “Voting Securities and Principal Holders” sections of the Company’s 2021 Proxy Statement is incorporated herein by reference.

(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about HV Bancorp’s equity plan as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
HV Bancorp 2018 Equity Incentive Plan (1)	216,400	$14.93	212
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	216,400	$14.93	212

(1)As of December 31, 2020, 87,000 shares of restricted stock awards had been granted under the HV Bancorp 2018 Equity Incentive plan (the "2018 Equity Incentive Plan") with 285 shares of restricted stock awards, remaining available for future issuance under the 2018 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” and “Proposal I- Election of Directors” sections of the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2020 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition - at December 31, 2020 and 2019
(C)	Consolidated Statements of Income – Year Ended December 31, 2020, Six Month Ended December 31, 2019 and Year ended June 30, 2019
(D)	Consolidated Statements of Comprehensive Income – Year Ended December 31, 2020, Six Month Ended December 31, 2019 and Year ended June 30, 2019
(E)	Consolidated Statements of Cash Flows – Year Ended December 31, 2020, Six Month Ended December 31, 2019 and Year ended June 30, 2019
(F)	Consolidated Statements of Changes in Shareholders’ Equity– Year Ended December 31, 2020, Six Month Ended December 31, 2019 and Year ended June 30, 2019
(G)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of HV Bancorp, Inc. (1)

3.2	Bylaws of HV Bancorp, Inc. (2)

4	Form of Common Stock Certificate of HV Bancorp, Inc. (3)

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (4)

10.2	Employment Agreement between Huntingdon Valley Bank and Joseph C. O'Neill, Jr. (5)

10.3	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

10.4	HV Bancorp, Inc. 2018 Equity Plan (8)

10.5	Form of Restricted Stock Award Agreement (9)

10.6	Form of Incentive Stock Option Award Agreement (10)

10.7	Form of Non-Qualified Stock Option Award Agreement (11)

10.8	Consulting Agreement (13)

16.1	Letter Regarding Change in Certifying Accountants (12)

21	Subsidiaries of Registrant (7)

23.1	Consent of S.R. Snodgrass, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101

Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019, (iii) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019,  (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2020, six months ended December 31, 2019 and the year ended June 30, 2019, and (vi) the notes to the Consolidated Financial Statements.

(1)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on August 21, 2020.
(3)

Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

126

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

HV BANCORP, INC.

Date: March 30, 2021	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2021
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2021
Joseph C. O’Neill, Jr.

/s/ Carl Hj. Asplundh III	Director	March 30, 2021
Carl Hj. Asplundh III

/s/ John D. Behm	Director	March 30, 2021
John D. Behm

/s/ Scott W. Froggatt	Director	March 30, 2021
Scott W. Froggatt

/s/ Joseph F. Kelly	Director	March 30, 2021
Joseph F. Kelly

/s/ Robert J. Marino	Director	March 30, 2021
Robert J. Marino

/s/ Michael L. Hammer	Director	March 30, 2021
Michael L. Hammer

