Form 10-Q
period 2021-03-31
HV Bancorp, Inc.
filed 2021-05-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2021, there were 2,175,548 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020 (Dollars in thousands, except share and per share data)

	At March 31,	At December 31,
	2021	2020
Assets
Cash and due from banks	$1,814	$1,625
Interest-earning deposits with banks	131,055	410,853
Federal funds sold	5,282	2,112
Cash and cash equivalents	138,151	414,590
Investment securities available-for-sale, at fair value	27,848	23,518
Equity securities	500	500
Loans held for sale, at fair value	58,868	83,549
Loans receivable, net of allowance for loan losses of $1,993 at March 31, 2021 and $2,017 at December 31, 2020	342,042	313,811
Bank-owned life insurance	6,445	6,408
Restricted investment in bank stock	1,792	1,721
Premises and equipment, net	3,053	2,834
Operating lease right-of-use assets	9,354	7,685
Accrued interest receivable	1,657	1,489
Mortgage banking derivatives	2,513	2,899
Mortgage servicing rights	2,801	2,041
Other assets	706	562
Total Assets	$595,730	$861,607

Liabilities and Shareholders' Equity

Liabilities
Deposits	$477,188	$730,826
Advances from the Federal Home Loan Bank	26,309	26,269
Advances from the Federal Reserve Paycheck Protection Program liquidity facility ("PPPLF")	35,278	48,682
Operating lease liabilities	9,640	7,946
Advances from borrowers for taxes and insurance	1,618	2,131
Other liabilities	5,845	6,826
Total Liabilities	555,878	822,680

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,272,125 and 2,270,725 shares issued as of March 31, 2021 and December 31, 2020, respectively; 2,175,548 and 2,189,408 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	23	23
Treasury Stock, at cost (96,577 shares at March 31, 2021 and 81,317 December 31, 2020)	(1,355)	(1,092)
Additional paid-in capital	21,100	21,011
Retained earnings	22,043	20,741
Accumulated other comprehensive income	6	238
Unearned Employee Stock Option Plan	(1,965)	(1,994)
Total Shareholders' Equity	39,852	38,927
Total Liabilities and Shareholders' Equity	$595,730	$861,607

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020; (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Interest Income
Interest and fees on loans	$3,565	$2,776
Interest and dividends on investments:
Taxable	127	96
Nontaxable	15	11
Interest on mortgage-backed securities and collateralized mortgage obligations	31	53
Interest on interest-earning deposits and federal funds sold	65	90
Total Interest Income	3,803	3,026
Interest Expense
Interest on deposits	406	777
Interest on advances from the Federal Home Loan Bank	97	156
Interest on advances from the Federal Reserve PPPLF	33	—
Total Interest Expense	536	933
Net interest income	3,267	2,093
Provision for Loan Losses	148	111
Net interest income after provision for loan losses	3,119	1,982
Non-Interest Income
Fees for customer services	111	39
Increase in cash surrender value of bank-owned life insurance	37	38
Gain on sale of loans, net	4,892	1,629
(Loss) gain from derivative instruments, net	(236)	384
Change in fair value of loans held-for-sale	(709)	6
Other	8	48
Total Non-Interest Income	4,103	2,144
Non-Interest Expense
Salaries and employee benefits	3,510	2,413
Occupancy	523	433
Federal deposit insurance premiums	223	57
Data processing related operations	403	229
Professional fees	252	191
Other expenses	521	606
Total Non-Interest Expense	5,432	3,929
Income before income taxes	1,790	197
Income Tax Expense	488	48
Net Income	$1,302	$149
Net Income per share:
Basic	$0.66	$0.07
Diluted	$0.65	$0.07
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020 (Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Comprehensive Income, Net of Taxes
Net Income	$1,302	$149
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities (pre-tax $(329) and $127, respectively)	(232)	89
Other comprehensive (loss) income	(232)	89
Comprehensive Income	$1,070	$238

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020 (Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	7	—	—	29	36
Treasury stock purchases	(15,260)	—	(263)	—	—	—	—	(263)
Stock option exercise	1,400	—	—	21	—	—	—	21
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	1,302	—	—	1,302
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)
Balance, March 31, 2021	2,175,548	$23	$(1,355)	$21,100	$22,043	$6	$(1,965)	$39,852

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2020	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	5	—	—	30	35
Treasury stock purchases	(11,465)	—	(145)	—	—	—	—	(145)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	47	—	—	—	47
Net income	—	—	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	—	89	—	89
Balance, March 31, 2020	2,259,052	$23	$(148)	$20,831	$15,122	$71	$(2,086)	$33,813

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Months Ended March 31,	2021	2020
Cash Flows from Operating Activities
Net income	$1,302	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	153	139
Amortization of deferred loan (fees) costs	(449)	121
Amortization of net securities premiums	10	17
Amortization of operating lease right-of-use Assets	203	132
Amortization of Federal Home Loan Bank premium	40	—
Loss (gain) from derivative instruments, net	236	(384)
Provision for loan losses	148	111
Deferred income taxes	(168)	182
Earnings on bank owned life insurance	(37)	(38)
Stock based compensation expense	61	62
ESOP compensation expense	36	35
Loans held for sale:
Originations, net of prepayments	(176,119)	(77,226)
Proceeds from sales	204,983	79,369
Gain on sales	(4,892)	(1,629)
Change in fair value of loans held for sale	709	(6)
Decrease (increase) in:
Accrued interest receivable	(168)	(145)
Other assets	(904)	(163)
Other liabilities	(744)	259
Net cash provided by operating activities	24,400	985
Cash Flows from Investing Activities
Net (increase) decrease in loans receivable	(27,930)	2,096
Activity in available-for-sale securities:
Maturities and repayments	1,836	2,395
Purchases	(6,505)	(4,329)
Purchases of restricted investment in bank stock	(220)	(275)
Redemption of restricted investment in bank stock	149	76
Purchases of premises and equipment	(372)	(153)
Net cash used in investing activities	(33,042)	(190)
Cash Flows from Financing Activities
Net decrease in deposits	(253,638)	(5,582)
Net decrease in advances from borrowers for taxes and insurance	(513)	(202)
Net increase in short-term borrowing from Federal Home Loan Bank	—	5,000
Repayment of long-term borrowings from FRB PPPLF	(13,404)	—
Proceeds from stock option exercise	21	24
Purchase of treasury stock	(263)	(145)
Net cash used in financing activities	(267,797)	(905)
Decrease in Cash and Cash Equivalents	(276,439)	(110)
Cash and Cash Equivalents, beginning of year	414,590	20,625
Cash and Cash Equivalents, end of year	$138,151	$20,515
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$535	$1,052
Cash paid during the year for income taxes	$13	$19
Recognition of operating lease right-of-use assets	$1,864	$—
Recognition of operating lease obligations	$1,864	$—

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2020 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 30, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2021.

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

•Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of March 31, 2021, the Company had 2 loan modification agreements with a balance of $1.0 million outstanding.

•Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). In early April 2020, the Company began accepting and processing applications for loans under PPP. As of March 31, 2021, the Company had received over 450 applications from new and existing customers with an outstanding balance of approximately $50.7 million with an estimated processing fee income of approximately $2.3 million. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for second draws of PPP loans up to March 31, 2021. The Company began accepting and processing applications for second draw PPP loans in January 2021. As of March 31, 2021, the Corporation had processed and approved over 340 applications with an outstanding balance of $48.1 million in the second round of PPP loans with an estimated processing fee income of approximately $1.8 million.

For further discussion, see COVID-19 update section of Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental and Agency securities	$2,422	$3	$(67)	$2,358
Corporate notes	8,950	159	(66)	9,043
Collateralized mortgage obligations - agency residential	3,045	24	(5)	3,064
Mortgage-backed securities - agency residential	9,504	61	(104)	9,461
Municipal securities	2,920	10	(19)	2,911
Bank CDs	999	12	—	1,011
	$27,840	$269	$(261)	$27,848

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$377	$14	$—	$391
Corporate notes	9,454	156	(10)	9,600
Collateralized mortgage obligations - agency residential	3,819	38	(6)	3,851
Mortgage-backed securities - agency residential	5,608	81	—	5,689
Municipal securities	2,924	47	—	2,971
Bank CDs	999	17	—	1,016
	$23,181	$353	$(16)	$23,518

The scheduled maturities of securities available-for-sale at March 31, 2021 were as follows:

	March 31, 2021
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$750	$751
Due from one to five years	2,764	2,820
Due from after five to ten years	9,007	8,989
Due after ten years	15,319	15,288
	$27,840	$27,848

Securities with a fair value of $4.2 million and $4.4 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2021 and 2020 and no gross realized gains or losses on sales for the three months ended March 31, 2021 and 2020.

The following tables summarize the unrealized loss positions of securities available-for-sale as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental and Agency securities	$2,004	$(67)	$—	$—	$2,004	$(67)
Corporate notes	2,361	(59)	993	(7)	3,354	(66)
Collateralized mortgage obligations	54	(1)	498	(4)	552	(5)
Mortgage-backed securities	7,137	(104)	—	—	7,137	(104)
Municipal securities	1,446	(19)	—	—	1,446	(19)
Bank CDs	—	—	—	—	—	—
	$13,002	$(250)	$1,491	$(11)	$14,493	$(261)

December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	3,420	(9)	500	(1)	3,920	(10)
Collateralized mortgage obligations	—	—	532	(6)	532	(6)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—
	$3,420	$(9)	$1,032	$(7)	$4,452	$(16)

At March 31, 2021, the investment portfolio included four U.S. Government and Agency securities with total fair values of $2.4 million. During the first quarter of 2021, the Company purchased two U.S Governmental Agency securities for $2.1 million. At December 31, 2020, the investment portfolio included two U.S Government securities with total fair value of $391,000. As of March 31, 2021, there were two securities in an unrealized loss position. There were no securities in an unrealized loss position as of December 31, 2020. The U.S Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of March 31, 2021 and December 31, 2020, management found no evidence of other-than-temporary (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2021 and December 31, 2020, the investment portfolio included twelve and thirteen corporate notes, respectively with total fair values of $9.0 million and $9.6 million at the end of each of period, respectively. Of these securities, five were in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively. At the time of purchase and as of March 31, 2021 and December 31, 2020, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of March 31, 2021 and December 31, 2020, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2021 and December 31, 2020, the investment portfolio included twenty-seven collateralized mortgage obligations (“CMOs”) with total fair values of $3.1 million and $3.9 million, respectively. Of these securities, twelve and eleven were in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2021 and December 31, 2020, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2021 and December 31, 2020, the investment portfolio included twenty and sixteen mortgage backed securities (“MBS”) with a total fair value of $9.5 million and $5.7 million, respectively. As of March 31, 2021, there were eight securities in an unrealized loss position.  As of December 31, 2020, there no securities were in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2021 and December 31, 2020, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2021 and December 31, 2020, the investment portfolio included six municipal securities for both periods with a total fair value of $2.9 million and $3.0 million, respectively. Of these securities, three were in an unrealized loss position as of March 31, 2021. As of December 31, 2020, none of the securities were in an unrealized loss position. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of March 31, 2021 and December 31, 2020, continue to maintain investment grade ratings. As of March 31, 2021 and December 31, 2020, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2021 and December 31, 2020, the investment portfolio included four Bank Certificate of Deposits (“CDs”) with a total fair value of $1.0 million for both periods. As of March 31, 2021 and December 31, 2020, there were no securities in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of March 31, 2021 and December 31, 2020, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At March 31, 2021 and December 31, 2020, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Residential:
One-to-four family	$126,079	$141,891
Home equity and HELOCs	3,411	3,993
Commercial:
Commercial real estate	73,711	68,705
Commercial business	22,847	24,152
SBA PPP loans	99,629	64,380
Main Street Lending Program	1,556	1,556
Construction	14,589	7,299
Consumer:
Medical education	4,775	5,105
Other	7	33

	346,604	317,114

Unearned discounts, origination and commitment fees and costs	(2,569)	(1,286)
Allowance for loan losses	(1,993)	(2,017)

	$342,042	$313,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association

(“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2020, the balance of the private education loans was $4.8 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2021, there were three loans with a balance of approximately $286,000 that are past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $7,000 and $33,000 at March 31, 2021 and December 31, 2020, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2021 and 2020.

Allowance for Loan Losses	For the three months ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$637	$—	$—	$(72)	$565	$—	$565
Home equity and HELOCs	15	—	—	(2)	13	—	13
Commercial:
Commercial real estate	519	—	—	38	557	—	557
Commercial business	280	—	—	13	293	—	293
PPP SBA loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27		27
Construction	74	—	—	75	149	—	149
Consumer:
Medical education	367	(172)	—	194	389	—	389
Other	98	—	—	(98)	—	—	—

	$2,017	$(172)	$—	$148	$1,993	$—	$1,993

Allowance for Loan Losses	For the three months ended March 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to-four family	$701	$—	$—	$59	$760	$—	$760
Home equity and HELOCs	44	—	—	(31)	13	—	13
Commercial:
Commercial real estate	229	—	—	40	269	—	269
Commercial business	122	—	—	32	154	—	154
Construction	8	—	—	14	22	—	22
Consumer:
Medical education	333	—	1	(3)	331	—	331
Other	—	—	—	—	—	—	—

	$1,437	$—	$1	$111	$1,549	$—	$1,549

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

The following tables summarize information in regard to the recorded investment in loans receivable by loan class as of March 31, 2021 and December 31, 2020:

March 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$126,079	$914	$125,165
Home equity and HELOCs	3,411	—	3,411
Commercial
Commercial real estate	73,711	1,665	72,046
Commercial business	22,847	90	22,757
SBA PPP loans	99,629	—	99,629
Main Street Lending Program	1,556	—	1,556
Construction	14,589	—	14,589
Consumer:
Medical education	4,775	—	4,775
Other	7	—	7

	$346,604	$2,669	$343,935

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$141,891	$932	$140,959
Home equity and HELOCs	3,993	—	3,993
Commercial
Commercial real estate	68,705	300	68,405
Commercial business	24,152	96	24,056
SBA PPP loans	64,380	—	64,380
Main Street Lending Program	1,556	—	1,556
Construction	7,299	—	7,299
Consumer:
Medical education	5,105	—	5,105
Other	33	—	33
	$317,114	$1,328	$315,786

The following table summarizes information about impaired loans by loan portfolio class as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$914	$1,048	$—	$932	$1,056	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	1,665	1,665	—	300	300	—
Commercial business	90	90	—	96	96	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	2,669	2,803	—	1,328	1,452	—
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—	—
Home equity and HELOCs
Commercial:	—	—	—	—	—	—
Commercial real estate
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	—	—	—	—	—	—
	$2,669	$2,803	$—	$1,328	$1,452	$—

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded:
Residential:
One-to-four family	$923	$—	$1,552	$—
Home equity and HELOCs	—	—	294	—
Commercial:
Commercial real estate	983	5	315	6
Commercial business	93	1	117	2
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	1,999	6	2,278	8
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$1,999	$6	$2,278	$8

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $14,000 and $24,000 for the three months ended March 31, 2021 and

2020 respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Residential:
One-to-four family	$1,663	$932
Home equity and HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	1,283	1,322
Other	—	—

	$2,946	$2,254

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$124,416	$—	$1,663	$—	$126,079
Home equity and HELOCs	3,411	—	—	—	3,411
Commercial:
Commercial real estate	71,854	192	1,665	—	73,711
Commercial business	22,757	—	90	—	22,847
SBA PPP loans	99,629	—	—	—	99,629
Main Street lending Program	1,556	—	—	—	1,556
Construction	14,589	—	—	—	14,589
Consumer:
Medical education	3,492	—	1,283	—	4,775
Other	7	—	—	—	7
	$341,711	$192	$4,701	$—	$346,604

	December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$140,959	$—	$932	$—	$141,891
Home equity and HELOCs	3,993	—	—	—	3,993
Commercial:
Commercial real estate	68,211	194	300	—	68,705
Commercial business	24,010	—	142	—	24,152
SBA PPP loans	64,380	—	—	—	64,380
Main Street Lending Program	1,556	—	—	—	1,556
Construction	7,299	—	—	—	7,299
Consumer:
Medical education	3,783	—	1,322	—	5,105
Other	33	—	—	—	33
	$314,224	$194	$2,696	$—	$317,114

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$1,037	$313	$1,253	$2,603	$123,476	$126,079	$—
Home equity and HELOCs	37	—	—	37	3,374	3,411	—
Commercial:
Commercial real estate	—	—	—	—	73,711	73,711	—
Commercial business	—	—	—	—	22,847	22,847	—
SBA PPP loans	—	—	—	—	99,629	99,629
Main Street Lending Program	—	—	—	—	1,556	1,556
Construction	—	—	—	—	14,589	14,589	—
Consumer:
Medical education	70	342	286	698	4,077	4,775	—
Other	—	—	—	—	7	7	—

	$1,144	$655	$1,539	$3,338	$343,266	$346,604	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$543	$186	$571	$1,300	$140,591	$141,891	$—
Home equity and HELOCs	38	—	—	38	3,955	3,993	—
Commercial:
Commercial real estate	—	—	—	—	68,705	68,705	—
Commercial business	—	—	—	—	24,152	24,152	—
SBA PPP Loans	—	—	—	—	64,380	64,380	—
Main Street Lending Programs	—	—	—	—	1,556	1,556	—
Construction	—	—	—	—	7,299	7,299	—
Consumer:
Medical education	169	951	81	1,201	3,904	5,105	—
Other	—	—	—	—	33	33	—

	$750	$1,137	$652	$2,539	$314,575	$317,114	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs.  As of March 31, 2021, we had 2 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $1.0 million in connection with the COVID-19 relief provided by the CARES Act.

As of March 31, 2021 and December 31, 2020, the Company had two loans identified as TDRs totaling $219,000 and $227,000, respectively.  At March 31, 2021 and December 31, 2020, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended March 31, 2021 and 2020. No additional loan commitments were outstanding to these borrowers at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, there was no specific reserves related to the TDRs.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2021:

	As of March 31, 2021
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$129	$—	$129
Commercial business	1	90	—	90
Total	2	$219	$—	$219

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2020:

	As of December 31, 2020
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$131	$—	$131
Commercial business	1	96	—	96
Total	2	$227	$—	$227

The carrying amount of residential mortgage loans in the process of foreclosure was $292,000 and $294,000 at March 31, 2021 and December 31, 2020, respectively.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of March 31, 2021, the value of the mortgage servicing rights associated with the loan sales totaled $2.8 million. These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in interest income on loans in the Company’s Consolidated Statements of Income. Servicing income, which includes late and ancillary fees, was $17,400 for the three months ended March 31, 2021.

The following is a summary of the changes in the carrying value of the Company’s mortgage servicing rights, accounted for under the amortization method for the three months ended March 31, 2021:

(Dollars in thousands)	March 31, 2021
Balance at beginning of period	$2,041
Servicing Rights retained from loans sold	897
Amortization and other	(137)
Valuation Allowance Provision	—
Balance at end of period	$2,801
Fair value, at end of period	$3,101

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2021 was as follows:

March 31, 2021
Long run Constant Prepayment Rate	8.07%
Weighted-Average Life (in years)	27.0
Weighted-Average Note Rate	2.966%
Weighted-Average Discount Rate	9.00%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2021 and December 31, 2020. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,456	$116,235
Forward loan sales commitments	Mortgage banking derivatives	35	1,825
To Be Announced securities ("TBAs")	Mortgage banking derivatives	22	3,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$72	$8,110
Forward loan sales commitments	Other liabilities	87	10,329
TBA securities	Other liabilities	—	—

December 31, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,647	$120,563
Forward loan sales commitments	Mortgage banking derivatives	252	5,459
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$106	$12,111
Forward loan sales commitments	Other liabilities	127	18,071
TBA securities	Other liabilities	76	13,500

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2021 and 2020 (in thousands):

		(Loss)/ Gain
	Consolidated Statements of Income	Three Months Ended
	Presentation	March 31, 2021	March 31, 2020
Interest rate lock commitments	(Loss) gain from derivative instruments	$(157)	$1,122
Forward loan sales commitments	Loss from derivative instruments	(177)	(134)
TBA securities	Gain (loss) from derivative instruments	98	(604)
	Total (loss) gain from derivative instruments	$(236)	$384

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental and Agency securities	$—	$2,358	$—	$2,358
Corporate notes	—	1,016	8,027	9,043
Collateralized mortgage obligations - agency residential	—	3,064	—	3,064
Mortgage-backed securities - agency residential	—	9,461	—	9,461
Municipal securities	—	2,911	—	2,911
Bank CDs	—	1,011	—	1,011
Loans held for sale	—	58,868	—	58,868
Interest rate lock commitments	—	—	2,456	2,456
Forward loan sales commitments	—	35	—	35
TBA securities	—	22	—	22
	$—	$78,746	$10,483	$89,229

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$391	$—	$391
Corporate notes	—	1,532	8,068	9,600
Collateralized mortgage obligations - agency residential	—	3,851	—	3,851
Mortgage-backed securities - agency residential	—	5,689	—	5,689
Municipal securities	—	2,971	—	2,971
Bank CDs	—	1,016	—	1,016
Loans held for sale	—	83,549	—	83,549
Interest rate lock commitments	—	—	2,647	2,647
Forward loan sales commitments	—	252	—	252
TBA securities	—	—	—	—
	$—	$99,251	$10,715	$109,966

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$72	$72
Forward loan sales commitments	—	87	—	87
TBA securities	—	—	—	—
	$—	$87	$72	$159

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$106	$106
Forward loan sales commitments	—	127	—	127
TBA securities	—	76	—	76
	$—	$203	$106	$309

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three ended March 31, 2020 and 2019:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total unrealized losses:
Included in other comprehensive loss	(41)	—	—
Total gains or (losses) included in earnings and held at reporting date	—	(191)	34
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2021	$8,027	$2,456	$(72)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of March 31, 2021	$—	$(191)	$34
Change in unrealized gain (loss) for the period included other comprehensive income (loss) for assets held as of March 31, 2021	$(41)	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total unrealized losses:
Included in other comprehensive loss	(26)	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1,129	(7)
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2020	$3,033	$1,939	$(32)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of March 31, 2020	$—	$1,129	$(7)
Change in unrealized gain (loss) for the period included other comprehensive income for assets held as of March 31, 2020	$(26)	$—	$—

At March 31, 2021 and December 31, 2020, the Company has classified $8.0 million and $8.1 million of Corporate notes as Level 3. The fair value of $6.0 million of Corporate notes includes an adjustable rate corporate security and sub-debt bond at March 31, 2021 and December 31, 2020 . The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from 97.9% to 105.3% at March 31, 20201 and 92.4% to 106.6% at December 31, 2020.  In addition, classified as Level 3 are two sub-debt bonds with a fair value of $2.1 million at March 31, 2021 and December 31, 2020. The Company’s methodology to value the two sub-debt bonds is to obtain from a broker/investment firm market values of similar sub-debt bonds issuances over the past twelve months. The weighted average of the market quotes applied is 102.9% and 102.5% at March 31, 2021 and December 31, 2020. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At March 31, 2021 and December 31, 2020, the Company has classified $2.4 million and $2.5 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranging from 69.9% to 100.0% for March 31, 2021 and 63.7% to 99.8% at December 31, 2020.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$5,969	Pricing model	Offered quotes	97.93%-105.28%	101.70%
	$2,058	Market comparable securities	Offered quotes	102.92%	102.92%
Net derivative asset and liability:
IRLC	$2,384	Discounted cash flows	Pull-through rates	69.92%-100.00%	89.98%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$5,995	Pricing model	Offered quotes	92.37%-106.60%	101.67%
	$2,073	Market comparable securities	Offered quotes	101.63%-103.63%	102.50%
Net derivative asset and liability:
IRLC	$2,541	Discounted cash flows	Pull-through rates	63.70%-99.79%	80.99%

There were no assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
March 31, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$138,151	$138,151	$138,151	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	342,042	348,896	—	—	348,896
Bank-owned life insurance	6,445	6,445	6,445	—	—
Restricted investment in bank stock	1,792	1,792	1,792	—	—
Accrued interest receivable	1,657	1,657	1,657	—	—
Mortgage servicing rights	2,801	3,101	—	—	3,101
Liabilities:
Deposits	$477,188	$477,760	$418,143	$59,617	$—
Advances from the FHLB	26,309	27,442	—	27,442	—
Federal Reserve PPPLF advances	35,278	35,286	—	35,286	—
Advances from borrowers for taxes and insurance	1,618	1,618	1,618	—	—
Accrued interest payable	168	168	168	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$414,590	$414,590	$414,590	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	313,811	325,636	—	—	325,636
Bank-owned life insurance	6,408	6,408	6,408	—	—
Restricted investment in bank stock	1,721	1,721	1,721	—	—
Accrued interest receivable	1,489	1,489	1,489	—	—
Mortgage servicing rights	2,041	2,259	—	—	2,259
Liabilities:
Deposits	$730,826	$731,398	$668,689	$62,709	$—
Advances from the FHLB	26,269	27,932	—	27,932	—
Federal Reserve PPPLF advances	48,682	48,698	—	48,698	—
Advances from borrowers for taxes and insurance	2,131	2,131	2,131	—	—
Accrued interest payable	167	167	167	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2021 and March 31, 2020.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Balance at beginning period	$238	$(18)
Unrealized holding (loss) gain on available-for-sale securities before reclassification	(232)	89
Amount reclassified for investment securities gains included in net income	—	—
Net current-period other comprehensive (loss) income	(232)	89
Balance at ending period	$6	$71

(1)	All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% for the three months ended March 31, 2021 and 2020, respectively.

There were no amounts reclassified for investment securities gains included in net income out for the three months ended March 31, 2021 and March 31, 2020.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2021, there were 215,000 stock options outstanding of which 59,600 of the stock options were vested and exercisable at March 31, 2021. At March 31, 2021, there 87,000 restricted stock shares outstanding of which 24,700 restricted stock shares were vested at March 31, 2021. The 215,000 stock options outstanding and 62,300 restricted stock shares outstanding were included in the computation of diluted net income per share for the three months ended March 31, 2021 as their effect was not anti-dilutive. At March 31, 2020, there were 216,400 stock options outstanding of which 30,080 of the stock options were vested and exercisable at March 31, 2020. At March 31, 2020, there 87,000 restricted stock shares outstanding of which 12,320 restricted stock shares were vested at March 31, 2020. The 216,400 stock options outstanding and 74,680 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three months ended March 31, 2020 as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended March 31
	2021	2020
Net income	$1,302,000	$149,000
Weighted average number of shares issued	2,271,192	2,270,180
Less weighted average number of treasury shares	(92,367)	(2,487)
Less weighted average number of unearned ESOP shares	(138,225)	(146,954)
Less weighted average number of unvested restricted stock awards	(54,800)	(67,050)
Basic weighted average shares outstanding	1,985,800	2,053,689
Add dilutive effect of stock options	21,969	75
Add dilutive effect of restricted stock awards	5,792	—
Diluted weighted average shares outstanding	2,013,561	2,053,764

Net income per share:
Basic	$0.66	$0.07
Diluted	$0.65	$0.07

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2021, there were 497 shares available for future awards under this plan, which includes 212 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

Stock option expense was $15,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. At March 31, 2021, total unrecognized compensation cost related to stock options was $263,000.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 and March 31, 2020 was as follows:

	March 31, 2021				March 31, 2020
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	216,400	$14.93	7.6	$484,736	218,000	$14.92	8.6	$452,400
Granted	—	—	—	—	—	—	—	—
Exercised	(1,400)	14.80	—	—	(1,600)	14.82	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, March 31	215,000	$14.93	7.4	$969,650	216,400	$14.93	8.4	$—
Exercisable, March 31	59,600	$14.88	7.3	$271,776	30,080	$14.83	8.3	$—

Restricted stock expense for the three months ended March 31, 2021 and March 31, 2020 was $46,000 and $47,000, respectively. At March 31, 2021, the expected future compensation expense relating to non-vested restricted stock outstanding was $801,000.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2021 and 2020 was as follows:

	March 31, 2021		March 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	62,860	$14.97	75,320	$14.97
Vested	(560)	15.21	(640)	15.21
Granted	—	—	—	—
Forfeited	—	—	—	—
Non-vested at March 31	62,300	$14.97	74,680	$14.97

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $4.8 million at March 31, 2021 for which the Company received fees for customer services totaling approximately $380 and $2,000 in the three months ended March 31, 2021 and March 31, 2020, respectively.

12. REVENUE RECOGNITION

The Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The following is a discussion of key revenues of fees for customer services that are within the scope of the revenue guidance:

•     Fee income – Fee income primarily of revenue earned through cash management fees for Business Banking customers as well as fees received for placing customer deposits in a deposit placement network such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The Company acts as an intermediary between the customer and the deposit placement network. The Company’s performance obligation is generally satisfied upon placement of the customer’s deposit in deposit placement network.

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

The following table presents noninterest income for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Non-Interest Income
In-scope of Topic 606:
Fee income	$72	$3
Insufficient fund fees	18	17
Other service charges	18	17
ATM interchange fee income	2	2
Other Income	1	—
Total Non-Interest Income (in-scope of Topic 606)	$111	$39

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$37	$38
Gain on sale of loans, net	4,892	1,629
(Loss) Gain from derivative instruments	(236)	384
Change in fair value for loans held-for-sale	(709)	6
Other	8	48
Total Non-Interest Income (out-scope of Topic 606)	3,992	2,105
Total Non-Interest Income (in-scope of Topic 606)	111	39
Total Noninterest Income	$4,103	$2,144

13. Leases

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		March 31, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,354	$7,685
Total Lease Right-of-Use Assets		$9,354	$7,685

		March 31, 2021	December 31, 2020
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$9,640	$7,946
Total Lease Liabilities		$9,640	$7,946

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

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	11.6 years	12.2 years
Weighted-average discount rate
Operating leases	2.04%	2.23%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Operating lease cost	$203	$132
Short-term lease cost	7	17
Total	$210	$149

Future minimum payments for operating leases as of March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Twelve Months Ended:
Within one year	$977	$836
After one but within two years	983	792
After two but within three years	991	797
After three but within four years	976	791
After four but within five years	941	735
After five years	6,031	5,182
Total Future Minimum Lease Payments	10,899	9,133
Amounts Representing Interest	(1,259)	(1,187)
Present Value of Net Future Minimum Lease Payments	$9,640	$7,946

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

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Huntingdon Valley, Pennsylvania, and from our six additional full-service banking offices located in Doylestown, Plumsteadville, Philadelphia, Warrington and Huntingdon Valley, Pennsylvania and Mount Laurel, New Jersey. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania and Wilmington, Delaware; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), home equity loans and lines of credit and, to a lesser extent, consumer loans and construction loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”), Federal Home Loan Bank advances and principal and interest payments on loans and securities.

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

COVID-19 Update

In April 2020, our team in business banking and retail banking began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of March 31, 2021, the Company had received over 450 applications from new and existing customers with an outstanding balance of $50.7 million and received approximately $2.3 million in processing fee income. In January 2021, the Company participated in a second round of PPP loans and processed and approved over 340 applications with an outstanding balance of $48.1 million as of March 31, 2021 and received approximately $1.8 million in processing fee income. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated if the loan is forgiven. For the three months ended March 31, 2021, the Company recognized approximately $211,000 in interest income related to the PPP loans. The PPP loans have a two-year term and earn interest at 1%. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses, if any, are anticipated to be immaterial. Beginning in October 2020, the SBA began forgiving PPP loans and there has been $30.9 million in PPP forgiveness through April 2021.

In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At March 31, 2021, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding balance at March 31, 2021 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of March 31, 2021, the Company had the following sources of liquidity available:

At March 31,
2021
Sources of Liquidity:	(Dollars in thousands)
Cash and Cash equivalents	$138,151
Market value of unencumbered securities	23,658
PPPLF availability	63,428
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	143,768
Total sources of liquidity	$369,005

In addition as of March 31, 2021, the Company also had access to $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and a $783,000 line of credit with Federal Reserve Bank of Philadelphia. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At March 31, 2021, the Bank’s exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 14.1%, tier 1 capital (to risk-weighted assets) was 13.4%, tier 1 capital (to average assets) was 5.8%, and tier 1 common equity (to risk-weighted assets) was 13.4%.

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

Residential borrowers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral. As of March 31, 2021, the Company had two residential one-to-four family loan deferral requests totaling $1.0 million in outstanding loans compared to two residential one-to-four family loan deferral requests and one commercial real estate loan deferral request totaling $1.8 million in outstanding loans as of December 31, 2020.

Loan Portfolio Analysis

Certain industries are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides information in regards to the Company’s commercial loan portfolio by type as of March 31, 2021.

	At March 31, 2021
	(Dollars in thousands)
Type of Loan	Number of loans	Balance	% Gross Loans
Residential non-owner occupied	95	$41,144	11.9%
Nonresidential buildings	31	23,883	6.9%
Other real estate properties	11	5,358	1.5%
Residential building construction	8	3,820	1.1%
Restaurants and Food Service	35	8,383	2.4%
Religious Organizations	6	1,452	0.4%
Total outstanding balance	186	$84,040	24.2%

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2020.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2021 and December 31, 2020, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2020.

Comparison of Statements of Financial Condition at March 31, 2021 and at December 31, 2020

Total Assets

Total assets decreased $265.9 million to $595.7 million at March 31, 2021 from $861.6 million at December 31, 2020. The decrease was primarily the result of decreases of $276.4 million in cash and cash equivalents and $24.6 million in loans held for sale, offset by increases of $28.2 million in loans receivable, $4.3 million in investment securities, $1.7 million in right-of-use asset and $760,000 in mortgage servicing rights.

Cash and cash equivalents

Cash and cash equivalents decreased $276.4 million to $138.2 million at March 31, 2021 from $414.6 million at December 31, 2020 as a result of anticipated outflows of retail deposits in our core deposits from certain accounts.

Investment Securities

Investment securities increased $4.3 million or 18.3%, to $27.8 million at March 31, 2021 from $23.5 million at December 31, 2020. The increase was primarily due to purchase of $6.5 million of primarily of mortgage-backed and U.S governmental and agency securities offset by $1.8 million in maturities and principal repayments during the three months ended March 31, 2021 and a $329,000 net unrealized loss on available-for-sale securities.

Net Loans

Net loans increased $28.2 million, or 9.0% to $342.0 million at March 31, 2021 from $313.8 million at December 31, 2020. In January 2021, the Company began originating a second round of PPP loans and processed over 340 applications with an outstanding balance of $48.1 million as of March 31, 2021. Commercial real estate loans increased by $5.0 million to $73.7 million at March 31, 2021, from $68.7 million at December 31, 2020. The construction loans increased $7.3 million to $14.6 million at March 31,

2021, from $7.3 million at December 31, 2020. Offsetting these increases, was a $15.8 million decrease in one- to four-family residential real estate loans from $141.9 million at December 31, 2020, to $126.1 million at March 31, 2021, and a $582,000 decrease in home equity and HELOC loans from $4.0 million at December 31, 2020, to $3.4 million at March 31, 2021. In addition, PPP loans from the round 1 decreased by $12.8 million to $51.6 million at March 31, 2021 from $64.4 million at December 31, 2020 as a result of in PPP forgiveness from the SBA. Finally, commercial business loans decreased by $1.4 million to $22.8 million at March 31, 2021, from $24.2 million at December 31, 2020.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2021, the balance of the private education loans was $4.8 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2021, there were three loans with a total balance of approximately $286,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $24.6 million to $58.9 million at March 31, 2021 from $83.5 million at December 31, 2020 as a result of originations of $176.1 million of one- to four-family residential real estate loans during the three months ended March 31, 2021 and net of principle sales of $205.0 million of loans in the secondary market during this same period.

Deposits

Deposits decreased $253.6 million, or 34.7%, to $477.2 million at March 31, 2021 from $730.8 million at December 31, 2020. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) decreased $250.7 million, or 37.5%, to $418.0 million at March 31, 2021 from $668.7 million at December 31, 2020. As previously discussed, there was an anticipated decrease in certain retail accounts in our core deposits during the first quarter of 2021. Certificates of deposit decreased $2.9 million, or 4.7%, to $59.2 million at March 31, 2021 from $62.1 million at December 31, 2020. The decrease in certificate of deposits was primarily the result of decrease in retail growth of certificates of deposit.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility

Advances from the Federal Reserve PPPLF decreased $13.4 million, or 27.5% from $48.7 million at December 31, 2020 to $35.3 million at March 31, 2021 as a result of repayments of $13.4 million from the PPP loan forgiveness from the SBA.

Total Shareholders’ Equity

Total shareholders’ equity increased $1.0 million to $39.9 million at March 31, 2021 compared to $38.9 million at December 31, 2020 primarily as a result of net income of $1.3 million for the three months ended March 31, 2021, share based compensation expense of $61,000,  ESOP shares committed to be released of $36,000 and a stock option exercise of $21,000. Offsetting these increases was other comprehensive loss of $232,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio and $263,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

See Regulatory Capital in the Liquidity and Capital Regulatory section for the Bank’s capital amounts and ratios as of March 31, 2021.

Comparison of Statements of Income for the Three Months Ended March 31, 2021 and March 31, 2020

General

Net income increased $1.2 million to $1.3 million for the three months ended March 31, 2021 from $149,000 for the three months ended March 31, 2020.  The increase in net income for the three months ended March 31, 2021 was primarily due to an increase of $2.0 million in non-interest income, an increase of $1.2 million in net interest income offset by increases of $1.5 million in non-interest expense and $440,000 in income tax expense.

Interest Income

Total interest income increased $777,000, or 25.7%, to $3.8 million for the three months ended March 31, 2021 from $3.0 million for the three months ended March 31, 2020.  The increase was primarily the result of an increase in interest and fees on loans of $789,000, increase in interest on investment securities of $18,000 offset by a decrease in interest on interest-earning deposits with banks of $25,000.  Total average interest-earning assets increased $314.9 million to $646.6 million for the three months ended March 31, 2021 from $331.7 million for the three months ended March 31, 2020. The increase was primarily as a result of an increases in the average balance of $198.2 million in interest-earning deposits with banks and $112.5 million increase in the average balance of loans. The average yield on our interest-earning assets decreased 130 basis points to 2.35% for the three months ended March 31, 2021 as compared to 3.65% for the three months ended March 31, 2020 primarily as a result of a lower average yield on cash and cash equivalents.

Interest and fees on loans increased $789,000 to $3.6 million for the three months ended March 31, 2021 from $2.8 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $112.5 million, which increased to $396.5 million for the three months ended March 31, 2021 from $284.0 million for the three months ended March 31, 2020 primarily as a result of an increase in the average balance of PPP loans, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans was decreased 31 basis points at 3.60% for the three months ended March 31, 2021 versus 3.91% for the three months ended March 31, 2020.

Interest income on interest-earning deposits decreased by $25,000 to $65,000 for the three months ended March 31, 2021, from $90,000 for the three months ended March 31, 2020. The decrease was primarily due to a decrease average yield on interest-earning deposits with banks decreased 136 basis points, to 0.12% for the three months ended March 31, 2021 from 1.48% for the three months ended March 31, 2020 due to decline in interest rates following the COVID-19 pandemic. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $198.2 million to $222.6 million for the three months ended March 31, 2021 from 24.4 million for the three months ended March 31, 2020.

Interest on investment securities increased by $18,000 to $151,000 for the three months ended March 31, 2021 from $133,000 for the three months ended March 31, 2020, respectively. Interest on investment securities increased as a result of a $40,000 increase in income on taxable and non-taxable interest and dividend investments offset by a $22,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities. Interest income on mortgage backed securities and collateralized mortgage obligation securities decreased to $31,000 for the three months ended March 31, 2021, from $53,000 for the three months ended March 31, 2020. The average yield on total securities decreased to 2.35% for the three months ended March 31, 2021 from 2.44% for the same period in 2020.  The average balance of investment securities increased by $3.9 million to $25.7 million for the three months ended March 31, 2021, from $21.8 million for the three months ended March 31, 2020.

Interest Expense

Total interest expense decreased $397,000 to $536,000 for the three months ended March 31, 2021 from $933,000 for the three months ended March 31, 2020, primarily due to an $371,000 decrease in interest expense on deposits and $59,000 decrease in interest expense on advances from the Federal Home Loan Bank offset by $33,000 increase in interest expense on advances from the Federal Reserve PPPLF.

Interest expense on deposits decreased $371,000 to $406,000 for the three months ended March 31, 2021 from $777,000 for the three months ended March 31, 2020 as a result of a decrease in average cost of deposits of 90 basis points to 0.33% for the three months ended March 31, 2021 from 1.23% for the three months ended March 31, 2020. Offsetting this decrease, was an increase in the average balance of interest bearing deposits of $238.5 million from $251.8 million as of March 31, 2020 to $490.3 million as of March 31, 2021. The increase was primarily the result of $243.0 million increase in the average balance of our core deposit accounts offset by a decrease of $4.5 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased 28 basis points to 0.59% for the three months ended March 31, 2021 from 0.87% for the three months ended March 31, 2020. The decrease in the balance of our certificates of deposits of $4.5 million from $66.1 million for the three months ended March 31, 2020 to $61.6 million for the three months ended March 31, 2021 was primarily the result of a $10.2 million decrease in the average balance of certificates of deposit issued through brokers from $20.2 million for the three months ended March 31, 2020 to $10.0 million for the three months ended March 31, 2021 offset by an increase of $5.7 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 1.04% for the three months ended March 31, 2021 as compared to 2.03% for the three months ended March 31, 2020.

Interest expense on advances from the PPPLF was $33,000 for three months ended March 31, 2021. The Company utilized this borrowing facility to fund the PPP loans beginning in the second quarter of 2020.  The cost of borrowing was 30 basis points on the average outstanding balance of the facility for the three months ended March 31, 2021.

Interest expense on advances from the Federal Home Loan Bank decreased $59,000 to $97,000 for the three months ended March 31, 2021 from $156,000 for the three months ended March 31, 2020 primarily as a result of a decrease in the average rate on Federal Home Loan Bank advances from 2.30% for the three months ended March 31, 2020 to 1.48% for the three months ended March 31, 2021. During the July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowings. In addition, the average balance of the Federal Home Loan Bank advances decreased $806,000 to $26.3 million for the three months ended March 31, 2021 from $27.1 million for the three months ended March 31, 2020.

Net Interest Income

Net interest income increased $1.2 million to $3.3 million for the three months ended March 31, 2021 from $2.1 million for the three months ended March 31, 2020. Our net interest-earning assets increased $32.7 million to $85.5 million for the three months ended March 31, 2021 from $52.8 million for the three months ended March 31, 2020. Our interest rate spread decreased by 34 basis points to 1.97% for the three months ended March 31, 2021 from 2.31% for the three months ended March 31, 2020.  Our net interest margin decreased by 50 basis points from 2.52% for the three months ended March 31, 2020 to 2.02% for the three months ended March 31, 2021.

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

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$396,454	$3,565	3.60%	$283,964	$2,776	3.91%
Interest-earning deposits with banks	222,606	65	0.12%	24,387	90	1.48%
Investment securities	25,723	151	2.35%	21,787	133	2.44%
Restricted investment in bank stock	1,784	22	4.93%	1,554	27	6.95%
Total interest-earning assets	646,567	3,803	2.35%	331,692	3,026	3.65%
Non-interest-earning assets	22,103			16,443
Total assets	$668,670			$348,135

Interest-bearing liabilities:
Demand deposits	$274,510	80	0.12%	$101,101	254	1.00%
Money market deposit accounts	76,738	114	0.59%	34,217	74	0.87%
Passbook and statement savings accounts	31,471	12	0.15%	25,426	12	0.19%
Checking accounts-Municipal	45,980	40	0.35%	25,016	102	1.63%
Certificates of deposit	61,553	160	1.04%	66,059	335	2.03%
Total deposits	490,252	406	0.33%	251,819	777	1.23%
Federal Home Loan Bank advances	26,276	97	1.48%	27,082	156	2.30%
Federal Reserve PPPLF advances	44,558	33	0.30%	—	—	0.00%
Total interest-bearing liabilities	561,086	536	0.38%	278,901	933	1.34%
Non-interest-bearing liabilities:
Checking	55,954			27,300
Other	13,850			8,495
Total liabilities	630,890			314,696
Shareholders' Equity	37,780			33,439
Total liabilities and Shareholders' equity	$668,670			$348,135

Net interest income		$3,267			$2,093
Interest rate spread (2)			1.97%			2.31%
Net interest-earning assets (3)	$85,481			$52,791
Net interest margin (4)			2.02%			2.52%
Average interest-earning assets to average interest-bearing liabilities			115.23%			118.93%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2021 vs 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,420	$(631)	$789
Interest-earning deposits with banks	439	(464)	(25)
Investment securities	32	(14)	18
Restricted investment in bank stock	7	(12)	(5)
Total interest-earning assets	1,898	(1,121)	777
Interest-bearing liabilities:
Demand deposits	530	(704)	(174)
Money market deposit accounts	112	(72)	40
Passbook and statement savings accounts	4	(4)	—
Checking accounts	122	(184)	(62)
Certificates of deposit	(6)	(169)	(175)
Total deposits	762	(1,133)	(371)
Federal Home Loan Bank advances	(1)	(58)	(59)
Federal Reserve PPPLF	33	—	33
Total interest-bearing liabilities	794	(1,191)	(397)
Change in net interest income	$1,104	$70	$1,174

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

Provision for loan losses increased by $37,000 to $148,000 for the three months ended March 31, 2021 from $111,000 for the three months ended March 31, 2020 primarily as result of net charge-offs of $172,000 related to the medical education loans during the three months ended March 31, 2021. Due to uncertainty of the changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio. During the three months ended March 31, 2021, total charge-offs of $172,000 were recorded and no recoveries were received. During the three months ended March 31, 2020, there were no charge-offs recorded and $1,000 received in recoveries. Non-performing loans increased $692,000, or 30.7% from $2.3 million at December 31, 2020 to $2.9 million as of March 31, 2021, as a result of an increase of $731,000 in non-performing one-to-four family residential real estate loans offset by a decrease $39,000 in non-performing medical education loans compared to December 31, 2020.

Non-Interest Income

Non-interest income increased $2.0 million to $4.1 million for the three months ended March 31, 2021 from $2.1 million for the three months ended March 31, 2020. The increase in non-interest income compared to the same period in 2020 was primarily due to a $3.3 million increase in the gain on sale of loans, net offset by a $715,000 decrease in fair value of loans held for sale and $620,000 increase in the loss from derivative instruments, net. The gain on sale of loans, net increased $3.3 million to $4.9 million for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2020 primarily as a result of higher loan sales which increased $125.6 million from $79.4 million for the three months ended March 31, 2020 to $205.0 million for the three months ended March 31, 2021. The change in fair value of loans held for sale decreased $715,000 to a loss of ($709,000) for the three months end March 31, 2021 compared to a gain of $6,000 in same period in 2020. There was a loss on derivatives instruments, net of ($236,000) for the three months end March 31, 2021 compared to a gain of $384,000 in same period in 2020.

Non-Interest Expense

Non-interest expense increased $1.5 million or 38.5% to $5.4 million for the three months ended March 31, 2021 from $3.9 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 compared to the three months of March 31, 2020 was primarily as a result of increases of $1.1 million in salaries and employee benefits, $174,000 in data processing related operations costs and $166,000 in Federal deposit insurance premiums.

Salaries and employee benefits expense increased by $1.1 million to $3.5 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020. Salaries increased as full time equivalent (FTE) employees increased to one hundred thirty-nine as of March 31, 2021 from one hundred-one as of March 31, 2020 primarily as a result of the expansion of the Company’s lending and business banking operations. Data processing related operations costs increased $174,000, or 76.0% to $403,000 for the three months ended March 31, 2021 from $229,000 for the three months ended March 31, 2020. Federal deposit insurance premiums increased $166,000 to $223,000 for the three months ended March 31, 2021 from $57,000 for the three months ended March 31, 2020 as the average balance of interest bearing deposits increased $238.5 million from $251.8 million as of March 31, 2020 to $490.3 million as of March 31, 2021.

Income Tax Expense

Income tax expense increased from $48,000 for the three months ended March 31, 2020 to $488,000 in expense for the three months ended March 31, 2021. Federal income taxes included in total taxes for the three months ended March 31, 2021 and March 31, 2020 were $343,000 and $38,000 with effective federal tax rates of 19.2% for the both periods. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the same period a year ago reflected an increase in income before taxes.

Pennsylvania state tax expense increased $135,000 from $10,000 for the three months ended March 31, 2020 to $145,000 for the three months ended March 31, 2021 with effective rate of 8.1% and 5.1%, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the same period a year ago reflected an increase in income before taxes.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.9 million, or 0.49% of total assets, at March 31, 2021. There were no non-accruing TDRs at March 31, 2021 and December 31, 2020. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at March 31, 2021 and at December 31, 2020.

	At March 31,	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,663	$932
Medical education	1,283	1,322
Total non-accrual loans	2,946	2,254

Loans accruing past 90 days	—	—

Total non-performing loans	2,946	2,254

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,946	$2,254

Ratios:
Total non-performing loans to total loans receivable	0.85%	0.71%
Total non-performing loans to total assets	0.49%	0.26%
Total non-performing assets to total assets	0.49%	0.26%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$2,017	$1,437

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
SBA PPP Loans
Main Street Lending Program
Commercial business	—	—
Construction	—	—
Consumer:	—	—
Medical education	(172)	—
Other	—	—
Total charge-offs	(172)	—

Recoveries:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP Loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	—	1
Other	—	—
Total recoveries	—	1

Net (charge-offs) recoveries	(172)	1
Provision for loan losses	148	111
Balance at end of period	$1,993	$1,549

Ratios:
Net (charge-offs) to average loans outstanding	(0.05)%	0.00%
Allowance for loan losses to non-performing loans at end of period	67.65%	40.94%
Allowance for loan losses to total loans at end of period	0.58%	0.61%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we use brokered certificates of deposit as a funding source of our asset base. As of March 31, 2021 and December 31, 2020, the Company had $10.0 million, or 1.7% of total assets, and $10.0 million, or 1.2% of total assets, of brokered certificates of deposit, respectively.  We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh and from the PPPLF. The Bank had advances from the PPPLF of $35.3 million with unused borrowing capacity of $63.4 million as of March 31, 2021.  Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $143.8 million as of March 31, 2021. Additionally, at March 31, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $783,000 at March 31, 2021. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the three ended March 31, 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $138.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.8 million at March 31, 2021. Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $24.4 million and $985,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $33.0 million and $190,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. During the three months ended March 31, 2021, there was $27.9 million net increase in loans receivable compared to a net decrease of $2.1 million in loans receivable for the three months ended March 31, 2020.  Net cash used in financing activities was $267.8 million and $905,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash used in financing activities for the three months ended March 31, 2021 consisted primarily of decreases in deposits of $253.6 million, $13.4 million in repayments in PPPLF advances from the Federal Reserve, $513,000 decrease in advances from borrowers for taxes and insurance and purchases of treasury stock of $263,000. Net cash used in financing activities for the three months ended March 31, 2020 consisted primarily of decreases in deposits of $5.6 million, $202,000 in advances from borrowers for taxes and insurance and purchases of treasury stock of $145,000.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2021, totaled $48.8 million of total deposits which included brokered certificates of deposit of $10.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2021, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2021 and December 31 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2021, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2021 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total risk-based capital (to risk-weighted assets)	$39,210	14.1%	$>22,278	> 8.0%	$>27,847	>10.0%
Tier 1 capital (to risk-weighted assets)	37,217	13.4	>16,708	> 6.0%	>22,278	> 8.0%
Tier 1 capital (to average assets)	37,217	5.8	>25,645	> 4.0%	>32,056	> 5.0%
Tier 1 common equity (to risk -weighted assets)	37,217	13.4	>12,531	> 4.5%	>18,101	> 6.5%

As of December 31, 2020
Total risk-based capital (to risk-weighted assets)	$37,848	13.4%	$>22,576	> 8.0%	$>28,221	>10.0%
Tier 1 capital (to risk-weighted assets)	35,831	12.7	>16,932	> 6.0%	>22,576	> 8.0%
Tier 1 capital (to average assets)	35,831	7.4	>19,449	> 4.0%	>24,311	> 5.0%
Tier 1 common equity (to risk -weighted assets)	35,831	12.7	>12,699	> 4.5%	>18,343	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of March 31, 2021 and December 31, 2020, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements. As of March 31, 2021 the Bank is required to maintain a capital conservation buffer of 2.50%. At March 31, 2021, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

The EGRRCPA simplified capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9% ratio effective January 1, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had outstanding commitments to originate loans of $67.2 million, unused lines of credit totaling $45.5 million and $650,000 in stand-by letters of credit outstanding. We had $48.0 million outstanding in letters of credit issued by the Federal Home Loan Bank to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $48.8 million of total deposits which included brokered certificates of deposit of $10.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2021.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2021, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2021 are set forth in the table below:

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021- January 31, 2021	6,882	$17.30	6,882	12,300
February 1, 2021- February 28, 2021	8,378	17.22	8,378	103,922
March 1, 2021- March 31, 2021	—	—	—	103,922
Total	15,260	$17.26	15,260

(1) In April 2019, a stock repurchase plan was approved to repurchase up to 100,000 shares of the Company’s outstanding common stock. There is no expiration date for this plan. In February 2021, the Board of Directors approved a plan to repurchase in the open market and privately negotiated transactions, up to 100,000 shares of the Company’s outstanding common stock. This plan supplements the previous repurchase plan. There were no purchases made under this plan during the three months ended March 31, 2021.

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

HV BANCORP, INC.

Date: May 13, 2021	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2021	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)