Form 10-Q
period 2021-06-30
HV Bancorp, Inc.
filed 2021-08-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 10, 2021, there were 2,175,874 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020 (Dollars in thousands, except share and per share data)

	At June 30,	At December 31,
	2021	2020
Assets
Cash and due from banks	$3,112	$1,625
Non interest-earning deposits with banks	3,335	—
Interest-earning deposits with banks	71,464	410,853
Federal funds sold	1,607	2,112
Cash and cash equivalents	79,518	414,590
Investment securities available-for-sale, at fair value	33,734	23,518
Equity securities	500	500
Loans held-for-sale, at fair value	69,389	83,549
Loans receivable, net of allowance for loan losses of $2,260 at June 30, 2021 and $2,017 at December 31, 2020	335,527	313,811
Bank-owned life insurance	6,482	6,408
Restricted investment in bank stock	1,847	1,721
Premises and equipment, net	3,319	2,834
Operating lease right-of-use assets	9,136	7,685
Accrued interest receivable	1,502	1,489
Mortgage banking derivatives	3,339	2,899
Mortgage servicing rights	3,104	2,041
Other assets	1,164	562
Total Assets	$548,561	$861,607

Liabilities and Shareholders' Equity

Liabilities
Deposits	$437,430	$730,826
Advances from the Federal Home Loan Bank	26,349	26,269
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	17,568	48,682
Subordinated debt	9,996	—
Operating lease liabilities	9,449	7,946
Advances from borrowers for taxes and insurance	1,323	2,131
Other liabilities	5,009	6,826
Total Liabilities	507,124	822,680

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,272,625 and 2,270,725 shares issued as of June 30, 2021 and December 31, 2020, respectively; 2,175,874 and 2,189,408 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	23	23
Treasury Stock, at cost (96,751 shares at June 30, 2021 and 81,317 December 31, 2020)	(1,359)	(1,092)
Additional paid-in capital	21,178	21,011
Retained earnings	23,325	20,741
Accumulated other comprehensive income	205	238
Unearned Employee Stock Option Plan	(1,935)	(1,994)
Total Shareholders' Equity	41,437	38,927
Total Liabilities and Shareholders' Equity	$548,561	$861,607

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$3,851	$3,170	$7,416	$5,946
Interest and dividends on investments:
Taxable	147	92	274	188
Nontaxable	19	12	34	23
Interest on mortgage-backed securities and collateralized mortgage obligations	26	39	57	92
Interest on interest-earning deposits and federal funds sold	35	15	100	105
Total Interest Income	4,078	3,328	7,881	6,354
Interest Expense
Interest on deposits	378	575	784	1,352
Interest on advances from the Federal Home Loan Bank	99	164	196	320
Interest on advances from the Federal Reserve PPPLF	26	19	59	19
Interest on subordinated debt	43	—	43	—
Total Interest Expense	546	758	1,082	1,691
Net interest income	3,532	2,570	6,799	4,663
Provision for Loan Losses	267	450	415	561
Net interest income after provision for loan losses	3,265	2,120	6,384	4,102
Non-Interest Income
Fees for customer services	60	31	171	70
Increase in cash surrender value of bank-owned life insurance	37	38	74	76
Gain on sale of loans, net	3,243	2,327	8,135	3,956
Gain on sale of available-for-sale securities, net	—	141	—	141
Gain from derivative instruments, net	713	1,080	477	1,464
Change in fair value of loans held-for-sale	(355)	287	(1,064)	293
Other	164	41	172	89
Total Non-Interest Income	3,862	3,945	7,965	6,089
Non-Interest Expense
Salaries and employee benefits	3,190	2,368	6,700	4,781
Occupancy	554	450	1,077	883
Federal deposit insurance premiums	133	63	356	120
Data processing related operations	316	246	719	475
Professional fees	255	145	507	336
Other expenses	853	707	1,374	1,313
Total Non-Interest Expense	5,301	3,979	10,733	7,908
Income before income taxes	1,826	2,086	3,616	2,283
Income Tax Expense	544	590	1,032	638
Net Income	$1,282	$1,496	$2,584	$1,645
Net Income per share:
Basic	$0.65	$0.73	$1.30	$0.80
Diluted	$0.63	$0.73	$1.27	$0.80
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive Income, Net of Taxes
Net Income	$1,282	$1,496	$2,584	$1,645
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities (pre-tax $283 and $264, and ($46) and $391, respectively)	199	186	(33)	275
Reclassification for gains included in income (pre-tax ($(0) and ($141) and ($0) and ($141), respectively) (1)	—	(99)	—	(99)
Other comprehensive income (loss)	199	87	(33)	176
Comprehensive Income	$1,481	$1,583	$2,551	$1,821

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020 (Dollars in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, April 1, 2021	2,175,548	$23	$(1,355)	$21,100	$22,043	$6	$(1,965)	$39,852
ESOP shares committed to be released	—	—	—	11	—	—	30	41
Treasury stock purchased	(174)	—	(4)	—	—	—	—	(4)
Stock option exercise	500	—	—	7	—	—	—	7
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	1,282	—	—	1,282
Other comprehensive income	—	—	—	—	—	199	—	199
Balance, June 30, 2021	2,175,874	$23	$(1,359)	$21,178	$23,325	$205	$(1,935)	$41,437

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, April 1, 2020	2,259,052	$23	$(148)	$20,831	$15,122	$71	$(2,086)	$33,813
ESOP shares committed to be released	—	—	—	—	—	—	30	30
Treasury stock purchased	(19,799)	—	(231)	—	—	—	—	(231)
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	47	—	—	—	47
Net income	—	—	—	—	1,496	—	—	1,496
Other comprehensive income	—	—	—	—	—	87	—	87
Balance, June 30, 2020	2,239,253	$23	$(379)	$20,893	$16,618	$158	$(2,056)	$35,257

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	18	—	—	59	77
Treasury stock purchased	(15,434)	—	(267)	—	—	—	—	(267)
Stock option exercise	1,900	—	—	28	—	—	—	28
Stock option expense	—	—	—	30	—	—	—	30
Restricted stock expense	—	—	—	91	—	—	—	91
Net income	—	—	—	—	2,584	—	—	2,584
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Balance, June 30, 2021	2,175,874	$23	$(1,359)	$21,178	$23,325	$205	$(1,935)	$41,437

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2020	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	5	—	—	60	65
Treasury stock purchased	(31,264)	—	(376)	—	—	—	—	(376)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	30	—	—	—	30
Restricted stock expense	—	—	—	94	—	—	—	94
Net income	—	—	—	—	1,645	—	—	1,645
Other comprehensive income	—	—	—	—	—	176	—	176
Balance, June 30, 2020	2,239,253	$23	$(379)	$20,893	$16,618	$158	$(2,056)	$35,257

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Six Months Ended June 30,	2021	2020
Cash Flows from Operating Activities
Net income	$2,584	$1,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	320	291
(Accretion) amortization of net deferred loan (fees) costs	(1,116)	246
Amortization of net securities premiums	38	38
Amortization of operating lease right-of-use assets	421	282
Amortization of Federal Home Loan Bank premium	80	—
Gain on sale of available-for-sale securities, net	—	(141)
Gain from derivative instruments, net	(477)	(1,464)
Provision for loan losses	415	561
Deferred income taxes	(230)	328
Earnings on bank owned life insurance	(74)	(76)
Stock based compensation expense	121	124
ESOP compensation expense	77	65
Loans held for sale:
Originations, net of prepayments	(332,807)	(211,528)
Proceeds from sales	354,038	210,169
Gain on sales	(8,135)	(3,956)
Change in fair value of loans held for sale	1,064	(293)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(13)	(284)
Other assets	(1,665)	(346)
Other liabilities	(1,906)	691
Net cash provided by (used in) operating activities	12,735	(3,648)
Cash Flows from Investing Activities
Net increase in loans receivable	(21,015)	(55,338)
Activity in available-for-sale securities:
Proceeds from sales	—	3,961
Maturities and repayments	3,974	4,138
Purchases	(14,274)	(5,229)
Purchases of restricted investment in bank stock	(523)	(1,290)
Redemption of restricted investment in bank stock	397	1,224
Purchases of premises and equipment	(805)	(432)
Net cash used in investing activities	(32,246)	(52,966)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(293,396)	16,804
Net (decrease) increase in advances from borrowers for taxes and insurance	(808)	354
Net proceeds from issuance of subordinated debt	9,996	—
Proceeds from the FRB PPPLF	—	47,834
Repayment of borrowings from the FRB PPPLF	(31,114)	—
Proceeds from stock option exercise	28	24
Purchase of treasury stock	(267)	(376)
Net cash (used in) provided by financing activities	(315,561)	64,640
(Decrease) Increase in Cash and Cash Equivalents	(335,072)	8,026
Cash and Cash Equivalents, beginning of year	414,590	20,625
Cash and Cash Equivalents, end of year	$79,518	$28,651
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,128	$1,893
Cash paid during the year for income taxes	$2,438	$59
Recognition of operating lease right-of-use assets	$1,864	$2,240
Recognition of operating lease obligations	$1,864	$2,228

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

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOBs”). The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania, Burlington County, New Jersey and New Castle County, Delaware) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers. In November 2020, the Bank formed a wholly-owned subsidiary, HVB Investment Management Inc. under the laws of the state of Delaware, as an investment company subsidiary to hold and manage certain investments. HVB Investment Management Inc. became operational in January 2021.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2020 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 30, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2021.

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

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of June 30, 2021, the Company had 4 loan modification agreements with a balance of $1.9 million outstanding.

•Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). In early April 2020, the Company began accepting and processing applications for loans under PPP. As of June 30, 2021, the Company had received over 450 applications from new and existing customers with an outstanding balance of approximately $25.3 million with an estimated processing fee income of approximately $2.3 million. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for second draws of PPP loans up to June 30, 2021. The Company began accepting and processing applications for second draw PPP loans in January 2021. As of June 30, 2021, the Company had processed and approved over 340 applications with an outstanding balance of $46.2 million in the second round of PPP loans with an estimated processing fee income of approximately $1.8 million.

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

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same as the expected loss model described above.

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

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,394	$9	$(44)	$2,359
Corporate notes	12,838	241	(31)	13,048
Collateralized mortgage obligations - agency residential	4,671	33	(5)	4,699
Mortgage-backed securities - agency residential	8,739	52	(43)	8,748
Municipal securities	4,302	70	(1)	4,371
Bank CDs	499	10	—	509
	$33,443	$415	$(124)	$33,734

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$377	$14	$—	$391
Corporate notes	9,454	156	(10)	9,600
Collateralized mortgage obligations - agency residential	3,819	38	(6)	3,851
Mortgage-backed securities - agency residential	5,608	81	—	5,689
Municipal securities	2,924	47	—	2,971
Bank CDs	999	17	—	1,016
	$23,181	$353	$(16)	$23,518

The scheduled maturities of securities available-for-sale at June 30, 2021 were as follows:

	June 30, 2021
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,262	$1,274
Due from one to five years	1,749	1,782
Due from after five to ten years	13,389	13,524
Due after ten years	17,043	17,154
	$33,443	$33,734

Securities with a fair value of $3.4 million and $4.4 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were no proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2021 and no gross realized gains and losses for the three and six months ended June 30, 2021.

Proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2020 was $4.0 million. For the three months and six months ended June 30, 2020, gross realized gains were $141,000 and there were no gross realized losses.

The following tables summarize the unrealized loss positions of securities available-for-sale as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$2,025	$(44)	$2,025	$(44)
Corporate notes	—	—	2,861	(31)	2,861	(31)
Collateralized mortgage obligations	164	(2)	437	(3)	601	(5)
Mortgage-backed securities	—	—	4,775	(43)	4,775	(43)
Municipal securities	—	—	1,885	(1)	1,885	(1)
Bank CDs	—	—	—	—	—	—
	$164	$(2)	$11,983	$(122)	$12,147	$(124)

December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	3,420	(9)	500	(1)	3,920	(10)
Collateralized mortgage obligations	—	—	532	(6)	532	(6)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—
	$3,420	$(9)	$1,032	$(7)	$4,452	$(16)

At June 30, 2021, the investment portfolio included four U.S. Government and Agency securities with total fair values of $2.4 million. At December 31, 2020, the investment portfolio included two U.S Government securities with total fair value of $391,000. As of June 30, 2021, there were two securities in an unrealized loss position. There were no securities in an unrealized loss position as of December 31, 2020. The U.S

Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of June 30, 2021 and December 31, 2020, management found no evidence of other-than-temporary (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2021 and December 31, 2020, the investment portfolio included sixteen and thirteen corporate notes, respectively with total fair values of $13.0 million and $9.6 million. Of these securities, three and five were in an unrealized loss position as of June 30 2021 and December 31, 2020, respectively. At the time of purchase and as of June 30, 2021 and December 31, 2020, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of June 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2021 and December 31, 2020, the investment portfolio included twenty-seven collateralized mortgage obligations (“CMOs”) with total fair values of $4.7 million and $3.9 million, respectively. Of these securities, eleven were in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2021 and December 31, 2020, the investment portfolio included 20 and sixteen mortgage backed securities (“MBS”) with a total fair value of $8.7 million and $5.7 million, respectively. As of June 30, 2021, there were six securities in an unrealized loss position.  As of December 31, 2020, there no securities were in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2021 and December 31, 2020, the investment portfolio included seven and six municipal securities for both periods with a total fair value of $4.4 million and $3.0 million, respectively. Of these securities, two were in an unrealized loss position as of June 30, 2021. As of December 31, 2020, none of the securities were in an unrealized loss position. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of June 30, 2021 and December 31, 2020, continue to maintain investment grade ratings. As of June 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2021 and December 31, 2020, the investment portfolio included two and four Bank Certificate of Deposits (“CDs”) with a total fair value of $509,000 and $1.0 million for both periods. As of June 30, 2021 and December 31, 2020, there were no securities in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of June 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at June 30, 2021, and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at June 30, 2021, and December 31, 2020:

	June 30, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At June 30, 2021 and December 31, 2020, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Residential:
One-to-four family	$115,695	$141,891
Home equity and HELOCs	3,189	3,993
Commercial:
Commercial real estate	92,514	68,705
Commercial business	20,894	24,152
SBA PPP loans	71,447	64,380
Main Street Lending Program	1,556	1,556
Construction	29,679	7,299
Consumer:
Medical education	4,566	5,105
Other	5	33

	339,545	317,114

Unearned discounts, origination and commitment fees and costs	(1,758)	(1,286)
Allowance for loan losses	(2,260)	(2,017)

	$335,527	$313,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2021, the balance of the private education loans was $4.6 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2021, there was one loan with a balance of approximately $34,000 that is past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $5,000 and $33,000 at June 30, 2021, and December 31, 2020, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended June 30, 2021 and 2020:

Allowance for Loan Losses	For the three months ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$565	$—	$—	$(43)	$522	$—	$522
Home equity and HELOCs	13	—	—	(1)	12	—	12
Commercial:
Commercial real estate	557	—	—	134	691	—	691
Commercial business	293	—	—	(13)	280	—	280
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	149	—	—	197	346	—	346
Consumer:
Medical education	389	—	—	(7)	382	—	382
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—

	$1,993	$—	$—	$267	$2,260	$—	$2,260

Allowance for Loan Losses	For the three months ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$760	$—	$—	$8	$768	$—	$768
Home equity and HELOCs	13	—	—	26	39	—	39
Commercial:
Commercial real estate	269	—	—	63	332	—	332
Commercial business	154	—	—	3	157	—	157
Construction	22	—	—	5	27	—	27
Consumer:
Medical education	331	(154)	—	161	338	—	338
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	184	184	—	184

	$1,549	$(154)	$—	$450	$1,845	$—	$1,845

The following tables summarize the activity in the allowance for loan losses by loan class for the six months ended June 30, 2021 and 2020:

Allowance for Loan Losses	For the six months ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$637	$—	$—	$(115)	$522	$—	$522
Home equity and HELOCs	15	—	—	(3)	12	—	12
Commercial:
Commercial real estate	519	—	—	172	691	—	691
Commercial business	280	—	—	—	280	—	280
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	74	—	—	272	346	—	346
Consumer:
Medical education	367	(172)	—	187	382	—	382
Other	—	—	—	—	—	—	—
Unallocated	98	—	—	(98)	—	—	—

	$2,017	$(172)	$—	$415	$2,260	$—	$2,260

Allowance for Loan Losses	For the six months ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$701	$—	$—	$67	$768	$—	$768
Home equity and HELOCs	44	—	—	(5)	39	—	39
Commercial:
Commercial real estate	229	—	—	103	332	—	332
Commercial business	122	—	—	35	157	—	157
SBA PPP loans	—
Construction	8	—	—	19	27	—	27
Consumer:
Medical education	333	(154)	1	158	338	—	338
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	184	184	—	184

	$1,437	$(154)	$1	$561	$1,845	$—	$1,845

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

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of June 30, 2021 and December 31, 2020:

June 30, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$115,695	$1,301	$114,394
Home equity and HELOCs	3,189	—	3,189
Commercial
Commercial real estate	92,514	187	92,327
Commercial business	20,894	83	20,811
SBA PPP loans	71,447	—	71,447
Main Street Lending Program	1,556	—	1,556
Construction	29,679	—	29,679
Consumer:
Medical education	4,566	—	4,566
Other	5	—	5

	$339,545	$1,571	$337,974

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$141,891	$932	$140,959
Home equity and HELOCs	3,993	—	3,993
Commercial
Commercial real estate	68,705	300	68,405
Commercial business	24,152	96	24,056
SBA PPP loans	64,380	—	64,380
Main Street Lending Program	1,556	—	1,556
Construction	7,299	—	7,299
Consumer:
Medical education	5,105	—	5,105
Other	33	—	33
	$317,114	$1,328	$315,786

The following table summarizes information about impaired loans by loan portfolio class as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,301	$1,448	$—	$932	$1,056	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	187	187	—	300	300	—
Commercial business	83	83	—	96	96	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	1,571	1,718	—	1,328	1,452	—
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	—	—	—	—	—	—
	$1,571	$1,718	$—	$1,328	$1,452	$—

The following table presents additional information regarding the impaired loans for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,108	$—	$1,236	$—
Home equity and HELOCs	—	—	140	—
Commercial:
Commercial real estate	926	25	311	5
Commercial business	87	1	111	2
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	2,121	26	1,798	7
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$2,121	$6	$1,798	$7

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $18,000 and $14,000 for the three months ended June 30, 2021, and 2020, respectively.

The following table presents additional information regarding the impaired loans for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,049	$—	$1,346	$—
Home equity and HELOCs	—	—	196	—
Commercial:
Commercial real estate	718	30	313	11
Commercial business	90	2	114	3
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	1,857	32	1,969	14
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$1,857	$32	$1,969	$14

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $32,000 and $38,000 for the six months ended June 30, 2021, and 2020, respectively.

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2021, and December 31, 2020:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Residential:
One-to-four family	$1,509	$932
Home equity and HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Construction	—	—
Consumer:
Medical education	1,308	1,322
Other	—	—

	$2,817	$2,254

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2021, and December 31, 2020:

	June 30, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$114,186	$—	$1,509	$—	$115,695
Home equity and HELOCs	3,189	—	—	—	3,189
Commercial:
Commercial real estate	90,771	1,556	187	—	92,514
Commercial business	20,811	—	83	—	20,894
SBA PPP Loans	71,447	—	—	—	71,447
Main Street Lending Program	1,556	—	—	—	1,556
Construction	29,679	—	—	—	29,679
Consumer:
Medical education	3,258	—	1,308	—	4,566
Other	5	—	—	—	5
	$334,902	$1,556	$3,087	$—	$339,545

	December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$140,959	$—	$932	$—	$141,891
Home equity and HELOCs	3,993	—	—	—	3,993
Commercial:
Commercial real estate	68,211	194	300	—	68,705
Commercial business	24,010	—	142	—	24,152
SBA PPP loans	64,380	—	—	—	64,380
Main Street Lending	1,556	—	—	—	1,556
Construction	7,299	—	—	—	7,299
Consumer:
Medical education	3,783	—	1,322	—	5,105
Other	33	—	—	—	33
	$314,224	$194	$2,696	$—	$317,114

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2021, and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$667	$84	$492	$1,243	$114,452	$115,695	$—
Home equity and HELOCs	—	65	—	65	3,124	3,189	—
Commercial:
Commercial real estate	—	—	—	—	92,514	92,514	—
Commercial business	412	—	—	412	20,482	20,894	—
SBA PPP loans	—	—	—	—	71,447	71,447	—
Main Street Lending Program	—	—	—	—	1,556	1,556	—
Construction	—	—	—	—	29,679	29,679	—
Consumer:
Medical education	461	141	34	636	3,930	4,566	—
Other	—	—	—	—	5	5	—

	$1,540	$290	$526	$2,356	$337,189	$339,545	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$543	$186	$571	$1,300	$140,591	$141,891	$—
Home equity and HELOCs	38	—	—	38	3,955	3,993	—
Commercial:
Commercial real estate	—	—	—	—	68,705	68,705	—
Commercial business	—	—	—	—	24,152	24,152	—
SBA PPP loans	—	—	—	—	64,380	64,380	—
Main Street Lending Program	—	—	—	—	1,556	1,556	—
Construction	—	—	—	—	7,299	7,299	—
Consumer:
Medical education	169	951	81	1,201	3,904	5,105	—
Other	—	—	—	—	33	33	—

	$750	$1,137	$652	$2,539	$314,575	$317,114	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. As of June 30, 2021, we had 4 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $1.9 million in connection with the COVID-19 relief provided by the CARES Act.

As of June 30, 2021, and December 31, 2020, the Company had two loans identified as TDRs totaling $209,000 and $227,000, respectively.  At June 30, 2021, and December 31, 2020, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three and six months ended June 30, 2021 and 2020. No additional loan commitments were outstanding to these borrowers at June 30, 2021, and December 31, 2020. At June 30, 2021 and December 31, 2020, there was no specific reserves related to the TDRs.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2021:

	As of June 30, 2021
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$126	$—	$126
Commercial business	1	83	—	83
Total	2	$209	$—	$209

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2020:

	As of December 31, 2020
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$131	$—	$131
Commercial business	1	96	—	96
Total	2	$227	$—	$227

The carrying amount of residential mortgage loans in the process of foreclosure was $290,000 and $294,000 at June 30, 2021 and December 31, 2020, respectively.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of June 30, 2021, the value of the mortgage servicing rights associated with the loan sales totaled $3.1 million.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in interest income on loans in the Company’s consolidated statements of income. Servicing income, which includes late and ancillary fees, was $118,000 and $328,000 for the three and six months ended June 30, 2021 compared to $7,000 for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021 and 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$2,801	$—	$2,041	$—
Servicing Rights retained from loans sold	496	514	1,393	514
Amortization	(193)	(6)	(330)	(6)
Valuation Allowance Provision	—	—	—	—
Balance at End of Period	$3,104	$508	$3,104	$508
Fair Value, End of Period	$3,656	$543	$3,656	$543

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2021 were as follows:

June 30, 2021
Long run Constant Prepayment Rate	6.72%
Weighted-Average Life (in years)	27.1
Weighted-Average Note Rate	2.897%
Weighted-Average Discount Rate	9.00%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of June 30, 2021, and December 31, 2020. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of June 30, 2021, and December 31, 2020 (in thousands):

June 30, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,657	$120,306
Forward loan sales commitments	Mortgage banking derivatives	671	17,552
To Be Announced securities ("TBAs")	Mortgage banking derivatives	11	9,500

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$101	$8,148
Forward loan sales commitments	Other liabilities	62	7,655
TBA securities	Other liabilities	109	39,000

December 31, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,647	$120,563
Forward loan sales commitments	Mortgage banking derivatives	252	5,459
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$106	$12,111
Forward loan sales commitments	Other liabilities	127	18,071
TBA securities	Other liabilities	76	13,500

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	June 30, 2021	June 30, 2020
Interest rate lock commitments	Gain from derivative instruments	$172	$683
Forward loan sales commitments	Gain (loss) from derivative instruments	661	(202)
TBA securities	(Loss) gain from derivative instruments	(120)	599
	Total gain from derivative instruments	$713	$1,080

		Gain/(Loss)
	Consolidated Statements of Income	Six Months Ended
	Presentation	June 30, 2021	June 30, 2020
Interest rate lock commitments	Gain from derivative instruments	$15	$1,805
Forward loan sales commitments	Gain (loss) from derivative instruments	484	(336)
TBA securities	Loss from derivative instruments	(22)	(5)
	Total gain from derivative instruments	$477	$1,464

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2021, and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$2,359	$—	$2,359
Corporate notes	—	1,021	12,027	13,048
Collateralized mortgage obligations - agency residential	—	4,699	—	4,699
Mortgage-backed securities - agency residential	—	8,748	—	8,748
Municipal securities	—	4,371	—	4,371
Bank CDs	—	509	—	509
Loans held for sale	—	69,389	—	69,389
Interest rate lock commitments	—	—	2,657	2,657
Forward loan sales commitments	—	671	—	671
TBA securities	—	11	—	11
	$—	$91,778	$14,684	$106,462

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$391	$—	$391
Corporate notes	—	1,532	8,068	9,600
Collateralized mortgage obligations - agency residential	—	3,851	—	3,851
Mortgage-backed securities - agency residential	—	5,689	—	5,689
Municipal securities	—	2,971	—	2,971
Bank CDs	—	1,016	—	1,016
Loans held for sale	—	83,549	—	83,549
Interest rate lock commitments	—	—	2,647	2,647
Forward loan sales commitments	—	252	—	252
TBA securities	—	—	—	—
	$—	$99,251	$10,715	$109,966

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of June 30, 2021, and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$101	$101
Forward loan sales commitments	—	62	—	62
TBA securities	—	109	—	109
	$—	$171	$101	$272

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$106	$106
Forward loan sales commitments	—	127	—	127
TBA securities	—	76	—	76
	$—	$203	$106	$309

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: April 1, 2021	$8,027	$2,456	$(72)
Total unrealized losses:
Included in other comprehensive income	104	—	—
Total gains or (losses) included in earnings and held at reporting date	—	201	(29)
Purchases, sales and settlements	3,896	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2021	$12,027	$2,657	$(101)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2021	—	201	(29)
Change in unrealized gains for the period included other comprehensive income for assets held as of June 30, 2021	$104	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total unrealized losses:
Included in other comprehensive income	63	—	—
Total gains included in earnings and held at reporting date	—	10	5
Purchases, sales and settlements	3,896	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2021	$12,027	$2,657	$(101)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of June 30, 2021	—	10	5
Change in unrealized gains for the period included other comprehensive income for assets held as of June 30, 2021	$63	$—	$—

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: April 1, 2020	$3,033	$1,939	$(32)
Total unrealized losses:
Included in other comprehensive income	28	—	—
Total gains or (losses) included in earnings and held at reporting date	—	742	(59)
Purchases, sales and settlements	900	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2020	$3,961	$2,681	$(91)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2020	—	742	(59)
Change in unrealized gains for the period included other comprehensive income for assets held as of June 30, 2020	$28	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total unrealized losses:
Included in other comprehensive income	2	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1,871	(66)
Purchases, sales and settlements	900
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2020	$3,961	$2,681	$(91)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2020	—	1,871	(66)
Change in unrealized gains for the period included other comprehensive income for assets held as of June 30, 2020	$2	$—	$—

At June 30, 2021 and December 31, 2020, the Company had classified $12.0 million and $8.1 million of Corporate notes as Level 3, respectively. As of June 30, 2021, the fair value of $9.0 million of Corporate notes includes an adjustable rate corporate security and sub-debt bonds. The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from 97.9% to 109.9%.  In addition, classified as Level 3 are three sub-debt bonds with a fair value of $3.1 million. The Company’s methodology to value the three sub-debt bonds is to obtain market values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. The weighted average of the market quotes applied is 102.4%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At June 30, 2021 and December 31, 2020, the Company had classified $2.6 million and $2.5 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 67.8% to 100.0% at June 30, 2021.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$8,954	Pricing model	Offered quotes	97.93%-109.88%	102.38%
	$3,073	Market comparable securities	Offered quotes	101.0%-102.92%	102.36%
Net derivative asset and liability:
IRLC	$2,556	Discounted cash flows	Pull-through rates	67.82%-100.00%	87.38%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$5,995	Pricing model	Offered quotes	92.37%-106.60%	101.67%
	$2,073	Market comparable securities	Offered quotes	101.63%-103.63%	102.50%
Net derivative asset and liability:
IRLC	$2,541	Discounted cash flows	Pull-through rates	63.70%-99.79%	80.99%

There were no assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$79,518	$79,518	$79,518	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	335,527	342,376	—	—	342,376
Bank-owned life insurance	6,482	6,482	6,482	—	—
Restricted investment in bank stock	1,847	1,847	1,847	—	—
Accrued interest receivable	1,502	1,502	1,502	—	—
Mortgage servicing rights	3,104	3,656	—	—	3,656
Liabilities:
Deposits	$437,430	$438,359	$390,557	$47,802	$—
Advances from the FHLB	26,349	26,816	—	26,816	—
Federal Reserve PPPLF advances	17,568	17,574	—	17,574	—
Subordinated debt	9,996	10,482	—	—	10,482
Advances from borrowers for taxes and insurance	1,323	1,323	1,323	—	—
Accrued interest payable	121	121	121	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$414,590	$414,590	$414,590	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	313,811	325,636	—	—	325,636
Bank-owned life insurance	6,408	6,408	6,408	—	—
Restricted investment in bank stock	1,721	1,721	1,721	—	—
Accrued interest receivable	1,489	1,489	1,489	—	—
Mortgage servicing rights	2,041	2,259	—	—	2,259
Liabilities:
Deposits	$730,826	$731,398	$668,689	$62,709	$—
Advances from the FHLB	26,269	27,932	—	27,932	—
Federal Reserve PPPLF advances	48,682	48,698	—	48,698	—
Advances from borrowers for taxes and insurance	2,131	2,131	2,131	—	—
Accrued interest payable	167	167	167	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended June 30, 2021 and June 30, 2020.  All amounts are presented net of tax.

Net unrealized holding gains (losses) on available-for-sales securities (1):
	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at beginning period	$6	$71	$238	$(18)
Unrealized holding gains (losses) on available-for-sale securities before reclassification	199	186	(33)	275
Amount reclassified for investment securities gains included in net income	—	(99)	—	(99)
Net current-period other comprehensive income (loss)	199	87	(33)	176
Balance at ending period	$205	$158	$205	$158
(1)All amounts are net of tax.

There were no amounts reclassified for investment securities gains included in net income out of AOCI for the three and six months ended June 30, 2021. The following table present reclassifications out of AOCI by component for the three and six months ended June 30, 2020.

	For the three months ended June 30, 2020	For the six months ended June 30, 2020

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (loss) (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$141	$141	Gain on sale of available-for-sale securities, net
Tax Effect	(42)	(42)	Income tax expense
	$99	$99

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive income (loss), See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2021, there were 214,500 stock options outstanding of which 88,220 of the stock options were vested and exercisable at June 30, 2021. At June 30, 2021, there 87,000 restricted stock shares outstanding of which 50,680 restricted stock shares were vested and exercisable at June 30, 2021. The 214,500 stock options outstanding and 50,680 restricted stock shares outstanding were included in the computation of diluted net income per share for the three and six months ended June 30, 2021 as their effect was not anti-dilutive. At June 30, 2020, there were 216,400 stock options outstanding of which 59,600 of the stock options were vested and exercisable at June 30, 2020. At June 30, 2020, there 87,000 restricted stock shares outstanding of which 24,140 restricted stock shares were vested and exercisable at June 30, 2020. The 216,400 stock options outstanding and 62,860 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three and six months ended June 30, 2020 as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,282,000	$1,496,000	$2,584,000	$1,645,000
Weighted average number of shares issued	2,272,207	2,270,725	2,271,702	2,270,452
Less weighted average number of treasury shares	(96,610)	(26,449)	(94,500)	(14,468)
Less weighted average number of unearned ESOP shares	(136,043)	(144,772)	(137,128)	(145,863)
Less weighted average number of unvested restricted stock awards	(51,754)	(63,951)	(53,269)	(65,501)
Basic weighted average shares outstanding	1,987,800	2,035,553	1,986,805	2,044,620
Add dilutive effect of stock options	44,905	—	34,369	—
Add dilutive effect of restricted stock awards	9,535	—	6,407	—
Diluted weighted average shares outstanding	2,042,240	2,035,553	2,027,581	2,044,620

Net income per share:
Basic	$0.65	$0.73	$1.30	$0.80
Diluted	$0.63	$0.73	$1.27	$0.80

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2021, there were 497 shares available for future awards under this plan, which includes 212 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of June 30, 2021, there were no grants issued under the 2021 Equity Incentive Plan.

Stock option expense was $15,000 and $30,000 for the three months and six months ended June 30, 2021 and $15,000 and $30,000 for the three months and six months ended June 30, 2020, respectively. At June 30, 2021, total unrecognized compensation cost related to stock options was $248,000.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 and June 30, 2020 was as follows:

	June 30, 2021				June 30, 2020
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	216,400	$14.93	7.6	$484,736	218,000	$14.92	8.6	$452,400
Granted	—	—	—	—	—	—	—	—
Exercised	(1,900)	14.80	—	—	(1,600)	14.80	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, June 30	214,500	$14.93	7.1	$1,505,790	216,400	$14.93	8.1	$—
Exercisable, June 30	88,220	$14.89	7.1	$622,833	59,600	$14.87	8.1	$—

Restricted stock expense for the three months ended June 30, 2021 and June 30, 2020 was $45,000 and $47,000, respectively. Restricted stock expense for the six months ended June 30, 2021 and June 30, 2020 was $91,000 and $94,000, respectively. At June 30, 2021, the expected future compensation expense relating to non-vested restricted stock outstanding was $756,000.

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2021 and June 30, 2020 was as follows:

	June 30, 2021		June 30, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	62,860	$14.97	75,320	$14.97
Vested	(12,180)	14.82	(12,460)	14.97
Granted	—	—	—	—
Forfeited	—	—	—	—
Non-vested at June 30	50,680	$14.98	62,860	$14.97

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $1.2 million at June 30, 2021, for which the Company received no fees for customer services for the three and six months ended June 30, 2021. For the three months ended June 30, 2020, we received no fees and approximately $2,000 for the six months ended June 30, 2020 in fees for related party balances.

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

The following table presents non-interest income for the three and six months ended June 30, 2021 and June 30, 2020:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Non-Interest Income
In-scope of Topic 606:
Fee income	$16	$—	$88	$3
Insufficient fund fees	17	7	35	23
Other service charges	24	22	42	40
ATM interchange fee income	3	2	6	4
Other income	2	1	3	1
Total Non-Interest Income (in-scope of Topic 606)	$62	$32	$174	$71

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$37	$38	$74	$76
Gain on sale of loans, net	3,243	2,327	8,135	3,956
Gain on sale of available-for-sale securities	—	141	—	141
Gain from derivative instruments	713	1,080	477	1,464
Change in fair value for loans held-for-sale	(355)	287	(1,064)	293
Other	162	40	169	88
Total Non-Interest Income (out-scope of Topic 606)	3,800	3,913	7,791	6,018
Total Non-Interest Income (in-scope of Topic 606)	62	32	174	71
Total Noninterest Income	$3,862	$3,945	$7,965	$6,089

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		June 30, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,136	$7,685
Total Lease Right-of-Use Assets		$9,136	$7,685

		June 30, 2021	December 31, 2020
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$9,449	$7,946
Total Lease Liabilities		$9,449	$7,946

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

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	11.4 years	12.2 years
Weighted-average discount rate
Operating leases	2.03%	2.23%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Operating lease cost	$218	$421	$150	$282
Short-term lease cost	1	8	3	21
Total	$219	$429	$153	$303

Future minimum payments for operating leases as of June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Twelve Months Ended:
Within one year	$981	$836
After one but within two years	989	792
After two but within three years	986	797
After three but within four years	962	791
After four but within five years	944	735
After five years	5,798	5,182
Total Future Minimum Lease Payments	10,660	9,133
Amounts Representing Interest	(1,211)	(1,187)
Present Value of Net Future Minimum Lease Payments	$9,449	$7,946

14.  Segment Reporting

The Company has identified four reportable segments: retail banking; mortgage banking; business banking and the bank holding company. Revenue from the retail banking activities consists primarily of interest earned on investment securities and loans and service charges on deposit accounts. Revenue from the mortgage banking and business banking activities are comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. The Mortgage Banking Segment originates residential mortgage loans which are sold into the secondary market along with the loans’ servicing rights. Revenue from bank holding company activities is mainly comprised of interest earned on investment securities and intercompany income.

The following tables presents summary financial information for the reportable segments (in thousands):

	For the three months ended June 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,238	$351	$2,472	$38	$(21)	$4,078
Total Interest Expense	130	95	282	43	(4)	546
Net Interest Income	1,108	256	2,190	(5)	(17)	3,532
Provision for Loan losses	(55)	—	322	—	—	267
Net interest income after provision for loan losses	1,163	256	1,868	(5)	(17)	3,265

Total non-interest income	95	3,577	203	—	(13)	3,862

Non-interest Expense:
Salaries and employee benefits	1,221	1,510	481	—	(22)	3,190
Other expenses	890	835	309	85	(8)	2,111
Total non-interest expenses	2,111	2,345	790	85	(30)	5,301
Income (loss) before income taxes	(853)	1,488	1,281	(90)	—	1,826
Income tax expense (benefit)	(360)	552	371	(19)	—	544
Net income (loss)	$(493)	$936	$910	$(71)	$—	$1,282

Total assets as of June 30, 2021	$254,015	$75,832	$214,412	$51,427	$(47,125)	$548,561

	For the three months ended June 30, 2020
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$2,080	$338	$889	$47	$(26)	$3,328
Total Interest Expense	200	85	473	—	—	758
Net Interest Income	1,880	253	416	47	(26)	2,570
Provision for Loan losses	450	—	—	—	—	450
Net interest income after provision for loan losses	1,430	253	416	47	(26)	2,120

Total non-interest income	225	3,694	39	—	(13)	3,945

Non-interest Expense:
Salaries and employee benefits	1,848	465	81	—	(26)	2,368
Other expenses	859	612	84	69	(13)	1,611
Total non-interest expenses	2,707	1,077	165	69	(39)	3,979
Income (loss) before income taxes	(1,052)	2,870	290	(22)	—	2,086
Income tax expense (benefit)	(295)	807	83	(5)	—	590
Net income (loss)	$(757)	$2,063	$207	$(17)	$—	$1,496

Total assets as of June 30, 2020	$241,083	$46,709	$133,641	$35,323	$(32,018)	$424,738

	For the six months ended June 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$2,653	$728	$4,466	$72	$(38)	$7,881
Total Interest Expense	298	168	577	43	(4)	1,082
Net Interest Income	2,355	560	3,889	29	(34)	6,799
Provision for Loan losses	(30)	—	445	—	—	415
Net interest income after provision for loan losses	2,385	560	3,444	29	(34)	6,384

Total non-interest income	192	7,523	275	—	(25)	7,965

Non-interest Expense:
Salaries and employee benefits	2,391	3,149	1,194	—	(34)	6,700
Other expenses	1,890	1,509	509	150	(25)	4,033
Total non-interest expenses	4,281	4,658	1,703	150	(59)	10,733
Income (loss) before income taxes	(1,704)	3,425	2,016	(121)	—	3,616
Income tax expense (benefit)	(590)	1,077	570	(25)	—	1,032
Net income (loss)	$(1,114)	$2,348	$1,446	$(96)	$—	$2,584

Total assets as of June 30, 2021	$254,015	$75,832	$214,412	$51,427	$(47,125)	$548,561

	For the six months ended June 30, 2020
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$4,178	$572	$1,561	$95	$(52)	$6,354
Total Interest Expense	836	204	651	—	—	1,691
Net Interest Income	3,342	368	910	95	(52)	4,663
Provision for Loan losses	472	—	89	—	—	561
Net interest income after provision for loan losses	2,870	368	821	95	(52)	4,102

Total non-interest income	318	5,713	83	—	(25)	6,089

Non-interest Expense:
Salaries and employee benefits	2,703	1,738	392	—	(52)	4,781
Other expenses	1,614	1,238	173	127	(25)	3,127
Total non-interest expenses	4,317	2,976	565	127	(77)	7,908
Income (loss) before income taxes	(1,129)	3,105	339	(32)	—	2,283
Income tax expense (benefit)	(315)	865	95	(7)	—	638
Net income (loss)	$(814)	$2,240	$244	$(25)	$—	$1,645

Total assets as of June 30, 2020	$241,083	$46,709	$133,641	$35,323	$(32,018)	$424,738

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

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our seven additional full-service banking offices located in Plumsteadville, Philadelphia, Warrington and Huntingdon Valley, Pennsylvania and Mount Laurel, New Jersey. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania and Wilmington, Delaware; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), construction loans, home equity loans and lines of credit and, to a lesser extent, consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”), Federal Home Loan Bank (“FHLB”) advances and principal and interest payments on loans and securities.

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

COVID-19 Update

In April 2020, our team in business banking and retail banking began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company had received over 450 applications from new and existing customers with an outstanding balance of $25.3 million as of June 30, 2021 and received approximately $2.3 million in processing fee income in the first round of PPP loans. In January 2021, the Company participated in a second round of PPP loans and processed and approved over 340 applications with an outstanding balance of $46.2 million as of June 30, 2021 and received approximately $1.8 million in processing fee income. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated if the loan is forgiven. For the three and six months ended June 30, 2021, the Company recognized approximately $945,000 and $1.7 million in interest income related to the PPP loans. The PPP loans have a two-year term and earn interest at 1%. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses, if any, are anticipated to be immaterial. Beginning in October 2020, the SBA began forgiving PPP loans and there has been $64.7 million in PPP forgiveness through July 2021.

In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At June 30, 2021, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding balance at June 30, 2021 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of June 30, 2021, the Company had the following sources of liquidity available:

At June 30,
2021
Sources of Liquidity:	(Dollars in thousands)
Cash and cash equivalents	$79,518
Market value of unencumbered securities	30,332
PPPLF availability	53,879
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	109,040
Total sources of liquidity	$272,769

In addition as of June 30, 2021, the Company also had access to $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and a $657,000 million line of credit with Federal Reserve Bank of Philadelphia. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At June 30, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 14.1%, tier 1 capital (to risk-weighted assets) was 13.4%, tier 1 capital (to average assets) was 8.1%, and tier 1 common equity (to risk-weighted assets) was 13.4%.

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

As of June 30, 2021, the Company had three residential one-to-four family loan deferral requests totaling $1.8 million in outstanding loans and one commercial deferral with an outstanding balance of $100,000 compared to two residential one-to-four family loan deferral requests totaling $1.0 million in outstanding loans as of March 31, 2021.

Loan Portfolio Analysis

Certain industries are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides the outstanding exposure in regard to the Company’s commercial loan portfolio by type as of June 30, 2021.

	At June 30, 2021
	(Dollars in thousands)
Type of Loan	Number of loans	Balance	% Gross Loans
Residential non-owner occupied	109	$55,143	16.3%
Nonresidential buildings	38	30,183	8.9%
Other real estate properties	11	5,316	1.6%
Residential building construction	7	3,738	1.1%
Restaurants and Food Service	34	8,289	2.4%
Religious Organizations	5	2,098	0.6%
Total outstanding exposure	204	$104,767	30.9%

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2020.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2021 and December 31, 2020, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2020.

Comparison of Statements of Financial Condition at June 30, 2021 and at December 31, 2020

Total Assets

Total assets decreased $313.0 million to $548.6 million at June 30, 2021 from $861.6 million at December 31, 2020. The decrease was primarily the result of decreases of $335.1 million in cash and cash equivalents and $14.1 million in net loans held for sale, offset by increases of $21.7 million in net loans receivable, $10.2 million in investment securities, $1.5 million in right-of-use assets, and $1.1 million in mortgage servicing rights and $602,000 in other assets.

Cash and cash equivalents

Cash and cash equivalents decreased $335.1 million to $79.5 million at June 30, 2021 from $414.6 million at December 31, 2020 as a result of anticipated outflows of retail deposits in our core deposits from certain accounts.

Investment Securities

Investment securities increased $10.2 million or 43.4%, to $33.7 million at June 30, 2021 from $23.5 million at December 31, 2020. The increase was primarily due to purchase of $14.3 million of primarily of mortgage-backed and U.S governmental and agency securities offset by $4.0 million in maturities and principal repayments during the six months ended June 30, 2021 and a $33,000 net unrealized loss on available-for-sale securities.

Net Loans

Net loans increased $21.7 million, or 6.9% to $335.5 million at June 30, 2021 from $313.8 million at December 31, 2020. In January 2021, the Company began originating a second round of PPP loans and processed over 340 applications with an outstanding balance of $46.2 million as of June 30, 2021. Commercial real estate loans increased by $23.8 million to $92.5 million at June 30, 2021, from $68.7 million at December 31, 2020. Construction loans increased $22.4 million to $29.7 million at June 30, 2021, from $7.3 million at December 31, 2020. Offsetting these increases, was a $26.2 million decrease in one- to four-family residential real estate loans from $141.9 million at December 31, 2020, to $115.7 million at June 30, 2021, and a $804,000 decrease in home equity and HELOC loans from $4.0 million at December 31, 2020, to $3.2 million at June 30, 2021. In addition, PPP loans from the first round of the program decreased by $39.1 million to $25.3 million at June 30, 2021 from $64.4 million at December 31, 2020 as a result of PPP loan forgiveness from the SBA. Finally, commercial business loans decreased by $3.2 million to $21.0 million at June 30, 2021, from $24.2 million at December 31, 2020.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2021, the balance of the private education loans was $4.6 million, a net decrease of $539,000 from $5.1 million at December 31, 2020. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2021, there was one loan with a total balance of approximately $34,000 that was past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $14.1 million to $69.4 million at June 30, 2021 from $83.5 million at December 31, 2020 as a result of originations of $332.8 million of one- to four-family residential real estate loans during the six months ended June 30, 2021 and net of principle sales of $354.0 million of loans in the secondary market during this same period.

Deposits

Deposits decreased $293.4 million, or 40.1%, to $437.4 million at June 30, 2021 from $730.8 million at December 31, 2020. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) decreased $278.2 million, or 41.6%, to $390.5 million at June 30, 2021 from $668.7 million at December 31, 2020. As previously discussed, there was an anticipated decrease in certain retail accounts in our core deposits during the first quarter of 2021. Certificates of deposit decreased $15.2 million, or 24.5%, to $46.9 million at June 30, 2021 from $62.1 million at December 31, 2020. The decrease in certificate of deposits was the result of a $10.0 million decrease of certificates of deposit issued through brokers and a $5.2 million decrease in retail growth of certificates of deposit.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility

Advances from the Federal Reserve PPPLF decreased $31.1 million, or 63.9% from $48.7 million at December 31, 2020 to $17.6 million at June 30, 2021 as a result of repayments of $31.1 million as a result of the PPP loan forgiveness from the SBA.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at June 30, 2021.

Total Shareholders’ Equity

Total shareholders’ equity increased $2.5 million to $41.4 million at June 30, 2021 compared to $38.9 million at December 31, 2020 primarily as a result of net income of $2.6 million for the six months ended June 30, 2021, share based compensation expense of $121,000,  ESOP shares committed to be released of $77,000 and a stock option exercises of $28,000. Offsetting these increases was other comprehensive loss of $33,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio and $267,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

Comparison of Statements of Income for the Three Months Ended June 30, 2021 and June 30, 2020

General

Net income decreased $214,000 to $1.3 million for the three months ended June 30, 2021 from $1.5 million for the three months ended June 30, 2020.  The decrease in net income for the three months ended June 30, 2021, was primarily due to an increase of $1.3 million in non-interest expense and $83,000 decrease in non-interest income offset by an increase of $962,000 in net interest income, $183,000 decrease in provision for loan losses and $46,000 decrease in income taxes.

Interest Income

Total interest income increased $750,000, or 22.5%, to $4.1 million for the three months ended June 30, 2021, from $3.3 million for the three months ended June 30, 2020.  The increase was primarily the result of increases in interest and fees on loans of $681,000, interest on investment securities of $39,000, interest on interest-earning deposits with banks of $20,000 and interest on restricted investment in bank stock of $10,000.  Total average interest-earning assets increased $179.2 million to $552.5 million for the three months ended June 30, 2021, from $373.3 million for the three months ended June 30, 2020. The increase was primarily as a result of increases in the average balance of $104.6 million in average balance of interest-earning deposits with banks, average balance of loans of $65.5 million and an increase of $9.3 million in the average balance of investment securities. The average yield on our interest-earning assets decreased 62 basis points to 2.95% for the three months ended June 30, 2021, as compared to 3.57% for the three months ended June 30, 2020.

Interest and fees on loans increased $681,000 to $3.9 million for the three months ended June 30, 2021 from $3.2 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $65.5 million, which increased to a total of $392.4 million for the three months ended June 30, 2021, from $326.9 million for the three months ended June 30, 2020. The increase in average loans was primarily a result of growth in the average balances of PPP loans, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans increased 5 basis point to 3.93% for the three months ended June 30, 2021, versus 3.88% for the three months ended June 30, 2020.

Interest income on interest-earning deposits increased by $20,000 to $35,000 for the three months ended June 30, 2021, from $15,000 for the three months ended June 30, 2020 primarily due increase in the average balance of interest-earning deposits of $104.6 million to $127.9 million for the three months ended June 30, 2021, from $23.3 million for the three months ended June 30, 2020. Offsetting this increase, was a decrease of 15 basis points in the average yield on interest-earning deposits with banks to 0.11% for the three months ended June 30, 2021 from 0.26% for the three months ended June 30, 2020 due to decline in interest rates following the COVID-19 pandemic.

Interest on investment securities increased by $39,000 to $166,000 for the three months ended June 30, 2021, from $127,000 for the three months ended June 30, 2020, respectively as the average balance of investment securities increased by $9.3 million to $30.4 million for the three months ended June 30, 2021, from $21.1 million for the three months ended June 30, 2020. Interest on investment securities increased as a result of a $52,000 increase in income on taxable and non-taxable interest and dividend investments offset by a $13,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $26,000 for the three months ended June 30, 2021, from $39,000 for the three months ended June 30, 2020. The average yield on total securities decreased to 2.18% for the three months ended June 30, 2021, from 2.41% for the three months ended June 30, 2020.

Interest Expense

Total interest expense decreased $212,000 to $546,000 for the three months ended June 30, 2021, from $758,000 for the three months ended June 30, 2020, primarily due to a $197,000 decrease in interest expense on deposits, a decrease of $65,000 in interest expenses on advances from the FHLB offset by increases of $43,000 interest expense on subordinated debt and an $7,000 increase in interest expense on advances from the PPPLF.

Interest expense on deposits decreased $197,000 to $378,000 for the three months ended June 30, 2021, from $575,000 for the three months ended June 30, 2020, primarily as a result of a decrease of 53 basis points in the average cost of deposits from June 30, 2020, to 38 basis point from 91 basis points. Offsetting this decrease was an increase in the average balance of interest bearing deposits of $147.0 million from $252.4 million as of June 30, 2020, to $399.4 million as of June 30, 2021, and was primarily as a result of a $150.9 million increase in the average balance of our core deposit accounts offset by a decrease of $3.9 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased to 0.59% for the three months ended June 30, 2021, from 0.72% for the three months ended June 30, 2020. The decrease in the balance of our certificates of deposits of $3.9 million from $59.6 million for the three months ended June 30, 2020 to $55.7 million for the three months ended June 30, 2021. This was primarily the result of an $8.1 million reduction in the average balance of certificates of deposit issued through brokers from $14.9 million for the three months ended June 30, 2020 to $6.8 million for the three months ended June 30, 2021, offset by an increase of $4.2 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 0.90% for the three months ended June 30, 2021 as compared to 1.85% for the three months ended June 30, 2020.

Interest expense on advances from the FHLB decreased $65,000 to $99,000 for the three months ended June 30, 2021 from $164,000 for the three months ended June 30, 2020, primarily as a result of a decrease in the average rate on FHLB advances from 1.89% for the three months ended June 30, 2020 to 1.50% for the three months ended June 30, 2021. During July 2020, the Company refinanced advances of $27.0 million from the FHLB to reduce the cost of borrowings. In addition, the average balance of the FHLB advances decreased $8.4 million from $34.7 million for the three months ended June 30, 2020, to $26.3 million for the three months ended June 30, 2021.

Interest expense on advances from the PPPLF increased $7,000 to $26,000 for three months ended June 30, 2021 from $19,000 during the three months ended June 30, 2020 as the average balance increased $15.9 million to $31.4 million for the three months ended June 30, 2021 from $15.5 million for the three months ended June 30, 2020.

Interest expense on subordinated debt was $43,000 for the three months ended June 30, 2021. As previously discussed, on May 28, 2021, the Company issued a $10.0 million principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $962,000 to $3.5 million for the three months ended June 30, 2021, from $2.6 million for the three months ended June 30, 2020. Our net interest-earning assets increased $22.1 million to $92.7 million for the three months ended June 30, 2021, from $70.6 million for the three months ended June 30, 2020. Our interest rate spread decreased by 9 basis points to 2.48% for the three months ended June 30, 2021, from 2.57% for the three months ended June 30, 2020.  Our net interest margin decreased 19 basis points to 2.56% for the three months ended June 30, 2021 from 2.75% for the three months ended June 30, 2020.

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

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$392,409	$3,851	3.93%	$326,936	$3,170	3.88%
Interest-earning deposits with banks	127,907	35	0.11%	23,301	15	0.26%
Investment securities	30,392	166	2.18%	21,101	127	2.41%
Restricted investment in bank stock	1,835	26	5.67%	1,935	16	3.31%
Total interest-earning assets	552,543	4,078	2.95%	373,273	3,328	3.57%
Non-interest-earning assets	25,409			17,538
Total assets	$577,952			$390,811

Interest-bearing liabilities:
Demand deposits	$169,974	68	0.16%	$98,307	142	0.58%
Money market deposit accounts	87,690	129	0.59%	42,847	77	0.72%
Passbook and statement savings accounts	33,773	13	0.15%	25,998	10	0.15%
Checking accounts-Municipal	52,240	42	0.32%	25,673	70	1.09%
Certificates of deposit	55,734	126	0.90%	59,619	276	1.85%
Total deposits	399,411	378	0.38%	252,444	575	0.91%
Federal Home Loan Bank advances	26,319	99	1.50%	34,675	164	1.89%
Federal Reserve PPPLF advances	31,372	26	0.33%	15,543	19	0.49%
Subordinated debt	2,786	43	6.17%	—	—	—
Total interest-bearing liabilities	459,888	546	0.47%	302,662	758	1.00%
Non-interest-bearing liabilities:
Checking	64,787			45,070
Other	13,107			8,848
Total liabilities	537,782			356,580
Shareholders' Equity	40,170			34,231
Total liabilities and Shareholders' equity	$577,952			$390,811

Net interest income		$3,532			$2,570
Interest rate spread (2)			2.48%			2.57%
Net interest-earning assets (3)	$92,655			$70,611
Net interest margin (4)			2.56%			2.75%
Average interest-earning assets to average interest-bearing liabilities			120.15%			123.33%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended June 30, 2021 vs 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$552	$129	$681
Interest-earning deposits with banks	59	(39)	20
Investment securities	72	(33)	39
Restricted investment in bank stock	(1)	11	10
Total interest-earning assets	682	68	750
Interest-bearing liabilities:
Demand deposits	150	(224)	(74)
Money market deposit accounts	97	(45)	52
Passbook and statement savings accounts	3	—	3
Checking accounts	98	(126)	(28)
Certificates of deposit	(5)	(145)	(150)
Total deposits	343	(540)	(197)
Federal Home Loan Bank advances	(15)	(50)	(65)
Federal Reserve PPPLF	24	(17)	7
Subordinated debt	43	—	43
Total interest-bearing liabilities	395	(607)	(212)
Change in net interest income	$287	$675	$962

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

Provision for loan losses decreased by $183,000 to $267,000 for the three months ended June 30, 2021, from $450,000 for the three months ended June 30, 2020, primarily as result of net charge-offs of $154,000 related to the medical education loans during the three months ended June 30, 2020. Non-performing loans increased $563,000, or 25.0% from $2.3 million at December 31, 2020 to $2.8 million as of June 30, 2021, as a result of an increase of $577,000 in one-to four-family residential real estate loans offset by a $14,000 decrease in medical education loans compared to December 31, 2020. During the three months ended June 30, 2021, there were no net charge-offs recorded. During the three months ended June 30, 2020, there were $154,000 net charge-offs recorded.

Non-Interest Income

Non-interest income was $3.9 million for the three months ended June 30, 2021 and for the three months ended June 30, 2020. Non-interest income decreased $83,000 compared to the same period in 2020 primarily due to a $642,000 decrease in change in fair value of loans held for sale and a $367,000 decrease on gain on derivative instruments, net offset by a $916,000 increase in the gain on sale of loans. The change in fair value of loans held for sale decreased $642,000 from $287,000 for the three months ended June 30, 2020, to ($355,000) for the three months ended June 30, 2021. Additionally, the gain on derivative instruments decreased $367,000 to $713,000 for the three months ended June 30, 2021, from $1.1 million for the three months ended June 30, 2020 was a result of decreased volume of locked loans associated with hedging. Offsetting these decreases, was a $916,000 increase in the gain on sale of loans, net to $3.2 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020 primarily as a result of higher loan sales which increased $18.3 million from $130.8 million for the three months ended June 30, 2020, to $149.1 million for the three months ended June 30, 2021. There was no gain on sale of available-for-sale securities for the three months ended June 30, 2021 compared to $141,000 for the three months ended June 30, 2020.

Non-Interest Expense

Non-interest expense increased $1.3 million or 32.5% to $5.3 million for the three months ended June 30, 2021, from $4.0 million for the three months ended June 30, 2020. The increase for the three months ended June 30, 2021, compared to the three months of June 30, 2020, was primarily as a result of an increase of $822,000 in salaries and employee benefits, $256,000 in professional fees and other expenses, $104,000 in occupancy expenses and $70,000 in data processing related operations costs.

Salaries and employee benefits expense increased by $822,000 to $3.2 million for the three months ended June 30, 2021, from $2.4 million for the three months ended June 30, 2020. Salaries increased as full time equivalent (FTE) employees increased to one-hundred forty-six as of June 30, 2021, from one-hundred as of June 30, 2020 primarily as a result of the expansion of the Company’s lending and business banking operations. The professional fees and other expenses increased $256,000, or 30.0%, to $1.1 million for the three months ended June 30, 2021 from $852,000 for the three months ended June 30, 2020, due to increased expenses related to consulting expenses and organizational expenses as we continue to grow and expand into new markets. Occupancy expenses increased approximately $104,000 to $554,000 for the three months ended June 30, 2021 from $450,000 for the three months ended June 30, 2020, primarily as a result of an increase expenses related to leases of additional offices space compared to the same period in 2020. Data processing related operations costs increased $70,000, or 28.5% to $316,000 for the three months ended June 30, 2021 from $246,000 for the three months ended June 30, 2020.

Income Tax Expense

Income tax expense was $544,000 for the three months ended June 30, 2021 compared to $590,000 in expense for the three months ended June 30, 2020. Federal income taxes included in total taxes for the three months ended June 30, 2021 and 2020 was $338,000 and $406,000, respectively, with effective federal tax rates of 18.5% and 19.4%. The decrease in the effective tax rate for the three months ended June 30, 2021, compared to the same period a year ago reflected a decrease in income before taxes.

For the three months ended June 30, 2021 and 2020, Pennsylvania state tax was $118,000 and $165,000, respectively with effective rate of 6.5% and 7.9%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021, compared to the same period a year ago reflected a decrease in income before taxes. In addition, New Jersey state tax was $88,000 for the three months ended June 30, 2021 compared to $19,000 for the three months ended June 30, 2020.

Comparison of Statements of Income for the Six Months Ended June 30, 2021 and June 30, 2020

General

Net income increased $1.0 million to $2.6 million for the six months ended June 30, 2021, from $1.6 million for the six months ended June 30, 2020.  The increase in net income for the six months ended June 30, 2021, was primarily due to an increases of $2.1 million in net interest income and $1.9 million in non-interest income and a decrease of $146,000 in provision for loan losses offset by increases of $2.8 million in non-interest expense and $394,000 in income tax expense.

Interest Income

Total interest income increased $1.5 million, or 23.4%, to $7.9 million for the six months ended June 30, 2021, from $6.4 million for the six months ended June 30, 2020.  The increase was primarily the result of an increase in interest and fees on loans of $1.5 million.  Total average interest-earning assets increased $246.4 million to $602.9 million for the six months ended June 30, 2021, from $356.5 million for the six months ended June 30, 2020. The increase was primarily a result of an increase in the average balance of interest-earning deposits with banks of $154.9 million, an increase of $84.5 million in the average balance of loans and a $6.8 million increase in the average balance of investment securities. The average yield on our interest-earning assets decreased 95 basis points to 2.61% for the six months ended June 30, 2021, as compared to 3.56% for the six months ended June 30, 2020.

Interest and fees on loans increased $1.5 million to $7.4 million for the six months ended June 30, 2021, from $5.9 million for the six months ended June 30, 2020. This increase was primarily due to an increase in average loans outstanding of $84.5 million, which increased to $394.0 million for the six months ended June 30, 2021, from $309.5 million for the six months ended June 30, 2020 primarily as a result of an increase in the average balance of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans decreased 8 basis point to 3.76% for the six months ended June 30, 2021, versus 3.84% for the six months ended June 30, 2020.

Interest income on interest-earning deposits decreased by $5,000 to $100,000 for the six months ended June 30, 2021, from $105,000 for the six months ended June 30, 2020. The decrease was primarily due to a decrease average yield on interest-earning deposits with banks which decreased 77 basis points, to 0.11% for the six months ended June 30, 2021, from 0.88% for the six months ended June 30, 2020, due to decline in interest rates following the COVID-19 pandemic. Offsetting this decrease, was an increase in the average balance of interest-earning deposits of $154.9 million to $178.9 million for the six months ended June 30, 2021, from $24.0 million for the six months ended June 30, 2020.

Interest on investment securities increased by $57,000 to $317,000 for the six months ended June 30, 2021, from $260,000 for the six months ended June 30, 2020, respectively. Interest on investment securities increased as a result of a $92,000 increase in income on taxable and non-taxable interest and dividend investments offset by a $35,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $57,000 for the six months ended June 30, 2021, from $92,000 for the six months ended June 30, 2020. The average yield on total securities decreased to 2.26% for the six months ended June 30, 2021, from 2.44% for the same period in 2020.  The average balance of investment securities increased by $6.8 million to $28.1 million for the six months ended June 30, 2021, from $21.3 million for the six months ended June 30, 2020.

Interest Expense

Total interest expense decreased $609,000 to $1.1 million for the six months ended June 30, 2021, from $1.7 million for the six months ended June 30, 2020, primarily due to a $568,000 decrease in interest expense on deposits, a $124,000 decrease in interest expense on advances from the FHLB offset by a $43,000 increase in interest expense on subordinated debt and $40,000 increase in interest expense on advances from the PPPLF.

Interest expense on deposits decreased $568,000 to $784,000 for the six months ended June 30, 2021, from $1.4 million for the six months ended June 30, 2020, primarily as the average cost of deposits decreased to 35 basis points for the six months ended June 30, 2021 from 107 basis points for the six months ended June 30, 2020. Offsetting this decrease, was an increase of $194.9 million in the average balance of interest bearing deposits from June 30, 2020. The increase in the average balance of interest bearing deposits of $194.9 million from $253.4 million as of June 30, 2020, to $448.3 million as of June 30, 2021, was primarily as a result of a $199.5 million increase in the average balance of our core deposit accounts offset by a decrease of $4.6 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased 18 basis points to 0.59% for the six months ended June 30, 2021, from 0.77% for the six months ended June 30, 2020. The decrease in the balance of our certificates of deposits of $4.6 million from $63.0 million for the six months ended June 30, 2020, to $58.4 million for the six months ended June 30, 2021, was primarily the result of a $9.8 million decrease in the average balance of certificates of deposit issued through brokers from $17.9 million for the six months ended June 30, 2020 to $8.1 million for the six months ended June 30, 2021, offset by an increase of $5.2 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 0.98% for the six months ended June 30, 2021, as compared to 1.94% for the six months ended June 30, 2020.

Interest expense on advances from the FHLB decreased $124,000 to $196,000 for the six months ended June 30, 2021, from $320,000 for the six months ended June 30, 2020 primarily as a result of a decrease in the average rate of 55 basis points from 2.04% for the six months ended June 30, 2020, to 1.49% for the six months ended June 30, 2021. During July 2020, the Company refinanced advances of $27.0 million from the FHLB to reduce the cost of borrowings. In addition, the average balance of the FHLB advances decreased $5.1 million to $26.3 million for the six months ended June 30, 2021, from $31.4 million for the six months ended June 30, 2020.

Interest expense on advances from the PPPLF increased $40,000 to $59,000 for six months ended June 30, 2021 compared to $19,000 during the six months ended June 30, 2020. The increase was primarily the result of a $29.3 million increase in the average balance in advances from the PPPLF to $38.2 million for the six months ended June 30, 2021 from $8.9 million for the six months ended June 30, 2020.

Interest expense on subordinated debt was $43,000 for the six months ended June 30, 2021. As previously discussed, on May 28, 2021, the Company sold and issued a $10.0 million in aggregate principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $2.1 million to $6.8 million for the six months ended June 30, 2021, from $4.7 million for the six months ended June 30, 2020. Our net interest-earning assets increased $25.7 million to $88.5 million for the six months ended June 30, 2021, from $62.8 million for the six months ended June 30, 2020. Our interest rate spread decreased by 22 basis points to 2.19% for the six months ended June 30, 2021 from 2.41% for the six months ended June 30, 2020.  Our net interest margin was 2.26% for the six months ended June 30, 2021, compared to 2.62% for the six months ended June 30, 2020.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-

bearing liabilities, expressed both in dollars and rates, and the net interest margin.  All average balances are based on daily balances.

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$394,005	$7,416	3.76%	$309,463	$5,946	3.84%
Interest-earning deposits with banks	178,943	100	0.11%	23,964	105	0.88%
Investment securities	28,106	317	2.26%	21,328	260	2.44%
Restricted investment in bank stock	1,810	48	5.30%	1,773	43	4.85%
Total interest-earning assets	602,864	7,881	2.61%	356,528	6,354	3.56%
Non-interest-earning assets	23,825			17,175
Total assets	$626,689			$373,703

Interest-bearing liabilities:
Demand deposits	$226,223	148	0.13%	$99,704	396	0.79%
Money market deposit accounts	82,210	243	0.59%	39,414	152	0.77%
Passbook and statement savings accounts	32,562	24	0.15%	25,771	22	0.17%
Checking accounts-Municipal	48,944	83	0.34%	25,499	172	1.35%
Certificates of deposit	58,402	286	0.98%	62,998	610	1.94%
Total deposits	448,341	784	0.35%	253,386	1,352	1.07%
Federal Home Loan Bank advances	26,298	196	1.49%	31,417	320	2.04%
Federal Reserve PPPLF advances	38,152	59	0.31%	8,945	19	0.42%
Securities sold under agreements to repurchase	1,603	43	5.36%	—	—	—
Total interest-bearing liabilities	514,394	1,082	0.42%	293,748	1,691	1.15%
Non-interest-bearing liabilities:
Checking	59,994			37,218
Other	13,296			8,894
Total liabilities	587,684			339,860
Shareholders' Equity	39,005			33,843
Total liabilities and Shareholders' equity	$626,689			$373,703

Net interest income		$6,799			$4,663
Interest rate spread (2)			2.19%			2.41%
Net interest-earning assets (3)	$88,470			$62,780
Net interest margin (4)			2.26%			2.62%
Average interest-earning assets to average interest-bearing liabilities			117.20%			121.37%
(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended June 30, 2021 vs 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,701	$(231)	$1,470
Interest-earning deposits with banks	285	(290)	(5)
Investment securities	91	(34)	57
Restricted investment in bank stock	1	4	5
Total interest-earning assets	2,078	(551)	1,527
Interest-bearing liabilities:
Demand deposits	464	(712)	(248)
Money market deposit accounts	163	(72)	91
Passbook and statement savings accounts	7	(5)	2
Checking accounts-Municipal	162	(251)	(89)
Certificates of deposit	(22)	(302)	(324)
Total deposits	774	(1,342)	(568)
Federal Home Loan Bank advances	(29)	(95)	(124)
Federal Reserve PPPLF	52	(12)	40
Subordinated debt	43	—	43
Total interest-bearing liabilities	840	(1,449)	(609)
Change in net interest income	$1,238	$898	$2,136

Provision for Loan Losses

Provision for loan losses decreased by $146,000 to $415,000 for the six months ended June 30, 2021, from $561,000 for the six months ended June 30, 2020. Non-performing loans increased $563,000, or 25.0% from $2.3 million at December 31, 2020 to $2.8 million as of June 30, 2021, as a result of an increase of $577,000 in one-to four-family residential real estate loans offset by a $14,000 decrease in medical education loans compared to December 31, 2020. During the six months ended June 30, 2021, total charge-offs were $172,000. During the six months ended June 30, 2020, net charge-offs recorded of $154,000 and $1,000 received in recoveries. Due to uncertainty of the changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio.

Non-Interest Income

Non-interest income increased $1.9 million to $8.0 million for the six months ended June 30, 2021, from $6.1 million for the six months ended June 30, 2020. The increase in non-interest income compared to the same period in 2020 was primarily due to a $4.1 million increase in the gain on sale of loans, net offset by a $1.4 decrease in change in fair value of loans held-for-sale and $1.0 decrease on gain on derivative instruments, net. The gain on sale of loans, net increased $4.1 million to $8.1 million for the six months ended June 30, 2021, compared to $4.0 million for the six months ended June 30, 2020, primarily as a result of higher loan sales which increased $143.8 million from $210.2 million for the six months ended June 30, 2020, to $354.0 million for the six months ended June 30, 2021. Fair value of loans held for sale decreased $1.4 million to $(1.1) million for six months end June 30, 2021 compared to $293,000 for the same period in 2020. There were no gains on sale of available-for-sale securities, net for the six months ended June 30, 2021 compared to $141,000 for six months ended June 30, 2020.

Non-Interest Expense

Non-interest expense increased $2.8 million or 35.4% to $10.7 million for the six months ended June 30, 2021, from $7.9 million for the six months ended June 30, 2020. The increase was primarily as a result of an increase of $1.9 million in salaries and employee benefits, $244,000 in data processing related operations costs, $236,000 in federal deposit insurance premiums and 194,000 in occupancy expenses.

Salaries and employee benefits expense increased by $1.9 million to $6.7 million for the six months ended June 30, 2021, from $4.8 million for the six months ended June 30, 2020. Salaries increased as Full Time Equivalent (“FTE“) employees increased to one-hundred forty-six FTEs as of June 30, 2021, from one-hundred FTEs as of June 30, 2020. The increase was primarily a result of the expansion of the Company’s lending and business banking operations. Data processing related operations costs increased $244,000, or 51.4% to $719,000 for the six months ended June 30, 2021 from $475,000 for the six months ended June 30, 2020 as a result of expansion of locations, increased loan originations, increased information technology projects, and outsourcing of the PPP forgiveness process. Federal deposit insurance premiums increased $236,000 to $356,000 for the six months ended June 30, 2021 from $120,000 from the six months ended June 30, 2020 as the average balance of interest bearing deposits increased $194.9 million from $253.4 million for the six months ended June 30, 2020 to $448.3 million for the six months ended June 30, 2021. Occupancy expenses increased approximately $194,000 to $1.1 million for the six months ended June 30, 2021, from $883,000 for the six months ended June 30, 2020, primarily because of increases in expenses related to leases of additional offices space compared to the same period in 2020.

Income Tax Expense

Income tax expense was $1.0 million for the six months ended June 30, 2021, compared to $638,000 for the six months ended June 30, 2020. Federal income taxes included in total taxes for the six months ended June 30, 2021 and 2020 was $681,000 and $444,000, respectively, with effective federal tax rates of 18.8% and 19.4%.

For the six months ended June 30, 2021 and 2020, Pennsylvania state tax was $263,000 and $176,000, respectively with effective rate of 7.3% and 7.7%, respectively. In addition, New Jersey state tax was $88,000 for the six months ended June 30, 2021 compared to $19,000 for the six months ended June 30, 2020.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing TDRs. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.8 million, or 0.51% of total assets, at June 30, 2021. There were no non-accruing TDRs at June 30, 2021 and at December 31, 2020. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at June 30, 2021 and at December 31, 2020.

	At June 30,	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,509	$932
Consumer:
Medical education	1,308	1,322
Total non-accrual loans	2,817	2,254

Loans accruing past 90 days	—	—

Total non-performing loans	2,817	2,254

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,817	$2,254

Ratios:
Total non-performing loans to total loans receivable	0.83%	0.71%
Total non-performing loans to total assets	0.51%	0.26%
Total non-performing assets to total assets	0.51%	0.26%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$1,993	$1,549	$2,017	$1,437

Charge-offs:
Residential:
One- to four-family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education		(154)	(172)	(154)
Other	—	—	—	—
Total charge-offs	—	(154)	(172)	(154)

Recoveries:
Residential:
One- to four-family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	—	—	—	1
Other	—	—	—	—
Total recoveries	—	—	—	1

Net (charge-offs) recoveries	—	(154)	(172)	(153)
Provision for loan losses	267	450	415	561
Balance at end of period	$2,260	$1,845	$2,260	$1,845

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.05%	0.05%	0.06%
Allowance for loan losses to non-performing loans at end of period	80.23%	66.49%	80.23%	66.49%
Allowance for loan losses to total loans at end of period	0.67%	0.58%	0.67%	0.58%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of June 30, 2021, there were no brokered certificates of deposit outstanding. At December 31, 2020, the Company had $10.0 million, or 1.2% of total assets, of brokered certificates of deposit.  We also have the ability to borrow from the FHLB of Pittsburgh and from the PPPLF. The Bank had advances from the PPPLF of $17.6 million with unused borrowing capacity of $53.9 million as of June 30, 2021.  Huntingdon Valley Bank had FHLB of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $109.0 million as of June 30, 2021. Additionally, at June 30, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $657,000 at June 30, 2021. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the three ended June 30, 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $79.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $33.7 million at June 30, 2021. Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $12.7 million for the six months ended June 30, 2021, compared to net cash used in of $3.6 million for the six months ended June 30, 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $32.2 million and $53.0 million for the six months ended June 30, 2021, and June 30, 2020, respectively. During the six months ended June 30, 2021, there were no available-for-sale securities sold compared to $4.0 million available-for-sale securities sold for the six months ended June 30, 2020.  Net cash used in financing activities was $315.6 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $64.6 million for the six months ended June 30, 2020, respectively. Net cash used in financing activities for the six months ended June 30, 2021, consisted primarily of a decrease in deposits of $293.4 million and repayments of $31.1 million from the PPPLF offset by proceeds of $10.0 million from the issuance of subordinated debt. Net cash provided by financing activities for the six months ended June 30, 2020, consisted primarily of increases in deposits of $16.8 million and proceeds of $47.8 million in proceeds from the PPPLF.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2021, totaled $36.6 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2021, and December 31 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2021, the Bank met all the capital adequacy requirements to which it was subject. At June 30, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. In June 2021, the Company infused $5.0 million to the Bank as Tier 1 capital. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2021 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk-based capital (to risk-weighted assets)	$45,891	14.1%	$>26,029	> 8.0%	$>32,536	>10.0%
Tier 1 capital (to risk-weighted assets)	43,631	13.4	>19,522	> 6.0%	>26,029	> 8.0%
Tier 1 capital (to average assets)	43,631	8.1	>21,556	> 4.0%	>26,945	> 5.0%
Tier 1 common equity (to risk -weighted assets)	43,631	13.4	>14,641	> 4.5%	>21,148	> 6.5%

As of December 31, 2020
Total risk-based capital (to risk-weighted assets)	$37,848	13.4%	$>22,576	> 8.0%	$>28,221	>10.0%
Tier 1 capital (to risk-weighted assets)	35,831	12.7	>16,932	> 6.0%	>22,576	> 8.0%
Tier 1 capital (to average assets)	35,831	7.4	>19,449	> 4.0%	>24,311	> 5.0%
Tier 1 common equity (to risk -weighted assets)	35,831	12.7	>12,699	> 4.5%	>18,343	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of June 30, 2021, and December 31, 2020, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016, through December 31, 2019, above its minimum risk-based capital requirements. As of June 30, 2021, the Bank is required to maintain a capital conservation buffer of 2.50%. At June 30, 2021, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) simplified capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. On September 17, 2019, the board of the Federal Deposit Insurance Corporation (“FDIC”) passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and will revert back to the existing 9% ratio effective January 1, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding commitments to originate loans of $66.3 million, unused lines of credit totaling $54.4 million and $650,000 in stand-by letters of credit outstanding. We had $52.0 million outstanding in letters of credit issued by the FHLB to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $36.6 million of total deposits. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2021.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2021, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2021 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021- April 30, 2021	—	$—	—	103,922
May 1, 2021- May 31, 2021	—	—	—	103,922
June 1, 2021- June 30, 2021	174	20.33	174	103,922
Total	174	$20.33	174

(1) During the second quarter of 2021, 174 shares were acquired from an employee in connection with income tax withholdings related to the vesting of restricted stock issued as part of the 2018 Equity Incentive Plan. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof. The participants under the 2018 Equity Incentive Plan are “Accredited Investors”, as defined in Rule 501(a)

under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

(2) (1) In April 2019, a stock repurchase plan was approved to repurchase up to 100,000 shares of the Company’s outstanding common stock. There is no expiration date for this plan. In February 2021, the Board of Directors approved a plan to repurchase in the open market and privately negotiated transactions, up to 100,000 shares of the Company’s outstanding common stock. This plan supplements the previous repurchase plan. There were no purchases made under this plan during the three months ended June 30, 2021.

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: August 13, 2021	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2021	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)