Form 10-Q
period 2021-09-30
HV Bancorp, Inc.
filed 2021-11-12
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 10, 2021, there were 2,175,530 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020 (Dollars in thousands, except share and per share data)

	At September 30,	At December 31,
	2021	2020
Assets
Cash and due from banks	$3,230	$1,625
Non interest-earning deposits with banks	6,140	—
Interest-earning deposits with banks	71,096	410,853
Federal funds sold	4,217	2,112
Cash and cash equivalents	84,683	414,590
Investment securities available-for-sale, at fair value	39,340	23,518
Equity securities	500	500
Loans held-for-sale, at fair value	68,593	83,549
Loans receivable, net of allowance for loan losses of $2,459 at September 30, 2021 and $2,017 at December 31, 2020	313,435	313,811
Bank-owned life insurance	6,519	6,408
Restricted investment in bank stock	1,922	1,721
Premises and equipment, net	3,316	2,834
Operating lease right-of-use assets	8,888	7,685
Accrued interest receivable	1,455	1,489
Mortgage banking derivatives	2,800	2,899
Mortgage servicing rights	3,440	2,041
Other assets	1,426	562
Total Assets	$536,317	$861,607

Liabilities and Shareholders' Equity

Liabilities
Deposits	$439,888	$730,826
Advances from the Federal Home Loan Bank	26,390	26,269
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	3,793	48,682
Subordinated debt	9,997	—
Operating lease liabilities	9,226	7,946
Advances from borrowers for taxes and insurance	417	2,131
Other liabilities	4,137	6,826
Total Liabilities	493,848	822,680

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,272,625 and 2,270,725 shares issued as of September 30, 2021 and December 31, 2020, respectively; 2,175,530 and 2,189,408 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	23	23
Treasury Stock, at cost (97,095 shares at September 30, 2021 and 81,317 December 31, 2020)	(1,366)	(1,092)
Additional paid-in capital	21,251	21,011
Retained earnings	24,442	20,741
Accumulated other comprehensive income	23	238
Unearned Employee Stock Option Plan	(1,904)	(1,994)
Total Shareholders' Equity	42,469	38,927
Total Liabilities and Shareholders' Equity	$536,317	$861,607

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$4,319	$3,383	$11,735	$9,329
Interest and dividends on investments:
Taxable	147	101	421	289
Nontaxable	21	7	55	30
Interest on mortgage-backed securities and collateralized mortgage obligations	38	25	95	117
Interest on interest-earning deposits and federal funds sold	34	23	134	128
Total Interest Income	4,559	3,539	12,440	9,893
Interest Expense
Interest on deposits	350	567	1,134	1,919
Interest on advances from the Federal Home Loan Bank	99	104	295	424
Interest on advances from the Federal Reserve PPPLF	10	49	69	68
Interest on subordinated debt	114	—	157	—
Total Interest Expense	573	720	1,655	2,411
Net interest income	3,986	2,819	10,785	7,482
Provision for Loan Losses	229	424	644	985
Net interest income after provision for loan losses	3,757	2,395	10,141	6,497
Non-Interest Income
Fees for customer services	135	41	306	111
Increase in cash surrender value of bank-owned life insurance	37	39	111	115
Gain on sale of loans, net	3,035	3,044	11,170	7,000
Gain on sale of available-for-sale securities, net	96	—	96	141
(Loss) Gain from derivative instruments, net	(422)	1,015	55	2,479
Change in fair value of loans held-for-sale	438	1,988	(626)	2,281
Other	—	68	172	157
Total Non-Interest Income	3,319	6,195	11,284	12,284
Non-Interest Expense
Salaries and employee benefits	3,527	3,720	10,227	8,501
Occupancy	588	473	1,665	1,356
Federal deposit insurance premiums	60	69	416	189
Data processing related operations	358	331	1,077	806
Professional fees	262	186	769	522
Other expenses	802	963	2,176	2,276
Total Non-Interest Expense	5,597	5,742	16,330	13,650
Income before income taxes	1,479	2,848	5,095	5,131
Income Tax Expense	362	785	1,394	1,423
Net Income	$1,117	$2,063	$3,701	$3,708
Net Income per share:
Basic	$0.56	$1.02	$1.86	$1.82
Diluted	$0.54	$1.02	$1.82	$1.82
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive Income, Net of Taxes
Net Income	$1,117	$2,063	$3,701	$3,708
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities (pre-tax ($162) and $44, and ($208) and $153, respectively)	(114)	31	(147)	306
Reclassification for gains included in income (pre-tax ($96) and ($0) and ($96) and ($141), respectively) (1)	(68)	—	(68)	(99)
Other comprehensive (loss) income	(182)	31	(215)	207
Comprehensive Income	$935	$2,094	$3,486	$3,915

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Dollars in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, July 1, 2021	2,175,874	$23	$(1,359)	$21,178	$23,325	$205	$(1,935)	$41,437
ESOP shares committed to be released	—	—	—	13	—	—	31	44
Treasury stock purchased	(344)	—	(7)	—	—	—	—	(7)
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	1,117	—	—	1,117
Other comprehensive loss	—	—	—	—	—	(182)	—	(182)
Balance, September 30, 2021	2,175,530	$23	$(1,366)	$21,251	$24,442	$23	$(1,904)	$42,469

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, July 1, 2020	2,239,253	$23	$(379)	$20,893	$16,618	$158	$(2,056)	$35,257
ESOP shares committed to be released	—	—	—	(1)	—	—	31	30
Treasury stock purchased	(16,451)	—	(206)	—	—	—	—	(206)
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	2,063	—	—	2,063
Other comprehensive income	—	—	—	—	—	31	—	31
Balance, September 30, 2020	2,222,802	$23	$(585)	$20,952	$18,681	$189	$(2,025)	$37,235

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	31	—	—	90	121
Treasury stock purchased	(15,778)	—	(274)	—	—	—	—	(274)
Stock option exercise	1,900	—	—	28	—	—	—	28
Stock option expense	—	—	—	45	—	—	—	45
Restricted stock expense	—	—	—	136	—	—	—	136
Net income	—	—	—	—	3,701	—	—	3,701
Other comprehensive loss	—	—	—	—	—	(215)	—	(215)
Balance, September 30, 2021	2,175,530	$23	$(1,366)	$21,251	$24,442	$23	$(1,904)	$42,469

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, January 1, 2020	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	4	—	—	91	95
Treasury stock purchased	(47,715)	—	(582)	—	—	—	—	(582)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	45	—	—	—	45
Restricted stock expense	—	—	—	139	—	—	—	139
Net income	—	—	—	—	3,708	—	—	3,708
Other comprehensive income	—	—	—	—	—	207	—	207
Balance, September 30, 2020	2,222,802	$23	$(585)	$20,952	$18,681	$189	$(2,025)	$37,235

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Nine Months Ended September 30,	2021	2020
Cash Flows from Operating Activities
Net income	$3,701	$3,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	508	440
Accretion of net deferred loan fees	(2,031)	(7)
Amortization of net securities premiums	67	14
Amortization of operating lease right-of-use assets	639	455
Amortization of Federal Home Loan Bank premium	121	—
Gain on sale of available-for-sale securities, net	(96)	(141)
Gain from derivative instruments, net	(55)	(2,479)
Provision for loan losses	644	985
Deferred income taxes	(309)	825
Earnings on bank owned life insurance	(111)	(115)
Stock based compensation expense	181	184
ESOP compensation expense	121	95
Loans held for sale:
Originations, net of prepayments	(479,224)	(415,956)
Proceeds from sales	504,724	363,012
Gain on sales	(11,170)	(7,000)
Change in fair value of loans held for sale	626	(2,281)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	34	(311)
Other assets	(2,263)	(1,427)
Other liabilities	(2,699)	2,328
Net cash provided by (used in) operating activities	13,408	(57,671)
Cash Flows from Investing Activities
Net decrease (increase) in loans receivable	1,763	(61,769)
Activity in available-for-sale securities:
Proceeds from sales	2,668	4,883
Maturities and repayments	5,102	6,110
Purchases	(23,867)	(7,377)
Purchases of restricted investment in bank stock	(891)	(1,536)
Redemption of restricted investment in bank stock	690	1,374
Purchases of premises and equipment	(990)	(631)
Net cash used in investing activities	(15,525)	(58,946)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(290,938)	87,349
Net decrease in advances from borrowers for taxes and insurance	(1,714)	(577)
Net proceeds from issuance of subordinated debt	9,997	—
Proceeds of long-term borrowings from the FHLB	—	26,190
Repayment of long-term borrowings from the FHLB	—	(27,000)
Proceeds from the FRB PPPLF	—	57,714
Repayment of borrowings from the FRB PPPLF	(44,889)	—
Proceeds from stock option exercise	28	24
Purchase of treasury stock	(274)	(582)
Net cash (used in) provided by financing activities	(327,790)	143,118
(Decrease) Increase in Cash and Cash Equivalents	(329,907)	26,501
Cash and Cash Equivalents, beginning of year	414,590	20,625
Cash and Cash Equivalents, end of year	$84,683	$47,126
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,749	$1,893
Cash paid during the year for income taxes	$2,708	$127
Recognition of operating lease right-of-use assets	$1,864	$2,240
Recognition of operating lease obligations	$1,864	$2,228

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2020 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 30, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2021.

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

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of September 30, 2021, the Company had 3 loan modification agreements with a balance of $1.0 million outstanding.

•Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). In early April 2020, the Company began accepting and processing applications for loans under PPP. As of September 30, 2021, the Company had a total outstanding balance of approximately $35.6 million and recognized approximately $1.0 million and $2.7 million in interest income related to the PPP loans for the three months and nine months ended September 30, 2021 for round 1 and 2 of PPP.

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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease.  Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate.  For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years.  For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.  All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,895	$8	$(62)	$2,841
Corporate notes	13,103	176	(54)	13,225
Collateralized mortgage obligations - agency residential	7,864	21	(55)	7,830
Mortgage-backed securities - agency residential	9,023	48	(58)	9,013
Municipal securities	5,923	56	(56)	5,923
Bank CDs	499	9	—	508
	$39,307	$318	$(285)	$39,340

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$377	$14	$—	$391
Corporate notes	9,454	156	(10)	9,600
Collateralized mortgage obligations - agency residential	3,819	38	(6)	3,851
Mortgage-backed securities - agency residential	5,608	81	—	5,689
Municipal securities	2,924	47	—	2,971
Bank CDs	999	17	—	1,016
	$23,181	$353	$(16)	$23,518

The scheduled maturities of securities available-for-sale at September 30, 2021 were as follows:

	September 30, 2021
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,259	$1,265
Due from one to five years	4,814	4,808
Due from after five to ten years	12,215	12,267
Due after ten years	21,019	21,000
	$39,307	$39,340

Securities with a fair value of $4.1 million and $4.4 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were $2.7 million in proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2021 and there were $96,000 in gross realized gains for the three and nine months ended September 30, 2021 and no gross realized losses for the three and nine months ended September 30, 2021.

Proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2020 was $422,000 and $4.9 million. For the three months ended September 30, 2020, there were $10,000 in gross realized gains and $10,000 in gross realized losses. For the nine months ended September 30, 2020, gross realized gains were $141,000 and there were no gross realized losses.

The following tables summarize the unrealized loss positions of securities available-for-sale as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$2,539	$(62)	$—	$—	$2,539	$(62)
Corporate notes	4,621	(54)	—	—	4,621	(54)
Collateralized mortgage obligations	3,995	(52)	229	(3)	4,224	(55)
Mortgage-backed securities	6,361	(58)	—	—	6,361	(58)
Municipal securities	4,312	(56)	—	—	4,312	(56)
Bank CDs	—	—	—	—	—	—
	$21,828	$(282)	$229	$(3)	$22,057	$(285)

December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	3,420	(9)	500	(1)	3,920	(10)
Collateralized mortgage obligations	—	—	532	(6)	532	(6)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—
	$3,420	$(9)	$1,032	$(7)	$4,452	$(16)

At September 30, 2021, the investment portfolio included five U.S. Government and Agency securities with total fair values of $2.8 million. At December 31, 2020, the investment portfolio included two U.S Government securities with total fair value of $391,000. As of September 30, 2021, there were three securities in an unrealized loss position. There were no securities in an unrealized loss position as of December 31, 2020. The U.S Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2021 and December 31, 2020, management found no evidence of other-than-temporary impairment (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2021 and December 31, 2020, the investment portfolio included seventeen and thirteen corporate notes, respectively with total fair values of $13.2 million and $9.6 million. Of these securities, six and five were in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively. At the time of purchase and as of September 30, 2021 and December 31, 2020, these bonds in an unrealized loss position continue to maintain investment grade ratings. As of September 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2021 and December 31, 2020, the investment portfolio included thirty-two and twenty-seven collateralized mortgage obligations (“CMOs”) with total fair values of $7.8 million and $3.9 million, respectively. Of these securities, fourteen and eleven were in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2021 and December 31, 2020, the investment portfolio included twenty-one and sixteen mortgage backed securities (“MBS”) with a total fair value of $9.0 million and $5.7 million, respectively. As of September 30, 2021, there were eight securities in an unrealized loss position.  As of December 31, 2020, there no securities were in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2021 and December 31, 2020, the investment portfolio included ten and six municipal securities for both periods with a total fair value of $5.9 million and $3.0 million, respectively. Of these securities, seven were in an unrealized loss position as of September 30, 2021. As of December 31, 2020, none of the securities were in an unrealized loss position. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of September 30, 2021 and December 31, 2020, continue to maintain investment grade ratings. As of September 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2021 and December 31, 2020, the investment portfolio included two and four Bank Certificates of Deposit (“CDs”) with a total fair value of $508,000 and $1.0 million for both periods. As of September 30, 2021 and December 31, 2020, there were no securities in an unrealized loss position. The Bank CDs are fully insured by the FDIC. As of September 30, 2021 and December 31, 2020, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at September 30, 2021, and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at September 30, 2021, and December 31, 2020:

	September 30, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At September 30, 2021 and December 31, 2020, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Residential:
One-to-four family	$106,858	$141,891
Home equity and HELOCs	2,813	3,993
Commercial:
Commercial real estate	109,284	68,705
Commercial business	24,860	24,152
SBA PPP loans	35,604	64,380
Main Street Lending Program	1,556	1,556
Construction	31,477	7,299
Consumer:
Medical education	4,466	5,105
Other	5	33

	316,923	317,114

Unearned discounts, origination and commitment fees and costs	(1,029)	(1,286)
Allowance for loan losses	(2,459)	(2,017)

	$313,435	$313,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2021, the balance of the private education loans was $4.5 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2021, there were no loans past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $5,000 and $33,000 at September 30, 2021, and December 31, 2020, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended September 30, 2021 and 2020:

Allowance for Loan Losses	For the three months ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$522	$—	$—	$(42)	$480	$—	$480
Home equity and HELOCs	12	—	—	(2)	10	—	10
Commercial:
Commercial real estate	691	—	—	189	880	—	880
Commercial business	280	—	—	13	293	—	293
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	346	—	—	36	382	—	382
Consumer:
Medical education	382	(38)	8	35	387	—	387
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—

	$2,260	$(38)	$8	$229	$2,459	$—	$2,459

Allowance for Loan Losses	For the three months ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$768	$—	$—	$(73)	$695	$—	$695
Home equity and HELOCs	39	—	—	(23)	16	—	16
Commercial:
Commercial real estate	332	—	—	96	428	—	428
Commercial business	157	—	—	64	221	—	221
SBA PPP loans	—	—	—	—	—
Construction	27	—	—	13	40	—	40
Consumer:
Medical education	338	(360)	—	379	357	—	357
Other	—	—	—	—	—	—	—
Unallocated	184	—	—	(32)	152	—	152

	$1,845	$(360)	$—	$424	$1,909	$—	$1,909

The following tables summarize the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2021 and 2020:

Allowance for Loan Losses	For the nine months ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$637	$—	$—	$(157)	$480	$—	$480
Home equity and HELOCs	15	—	—	(5)	10	—	10
Commercial:
Commercial real estate	519	—	—	361	880	—	880
Commercial business	280	—	—	13	293	—	293
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	74	—	—	308	382	—	382
Consumer:
Medical education	367	(210)	8	222	387	—	387
Other	—	—	—	—	—	—	—
Unallocated	98	—	—	(98)	—	—	—

	$2,017	$(210)	$8	$644	$2,459	$—	$2,459

Allowance for Loan Losses	For the nine months ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$701	$—	$—	$(6)	$695	$—	$695
Home equity and HELOCs	44	—	—	(28)	16	—	16
Commercial:
Commercial real estate	229	—	—	199	428	—	428
Commercial business	122	—	—	99	221	—	221
SBA PPP loans	—	—	—	—	—	—	—
Construction	8	—	—	32	40	—	40
Consumer:
Medical education	333	(514)	1	537	357	—	357
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	152	152	—	152

	$1,437	$(514)	$1	$985	$1,909	$—	$1,909

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses during 2020. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustments to the allowance for loan losses may be necessary.

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of September 30, 2021 and December 31, 2020:

September 30, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$106,858	$737	$106,121
Home equity and HELOCs	2,813	—	2,813
Commercial
Commercial real estate	109,284	184	109,090
Commercial business	24,860	77	24,783
SBA PPP loans	35,604	—	35,604
Main Street Lending Program	1,556	—	1,556
Construction	31,477	1,922	29,555
Consumer:
Medical education	4,466	—	4,466
Other	5	—	5

	$316,923	$2,920	$313,993

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$141,891	$932	$140,959
Home equity and HELOCs	3,993	—	3,993
Commercial
Commercial real estate	68,705	300	68,405
Commercial business	24,152	96	24,056
SBA PPP loans	64,380	—	64,380
Main Street Lending Program	1,556	—	1,556
Construction	7,299	—	7,299
Consumer:
Medical education	5,105	—	5,105
Other	33	—	33
	$317,114	$1,328	$315,786

The following table summarizes information about impaired loans by loan portfolio class as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$737	$886	$—	$932	$1,056	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	184	184	—	300	300	—
Commercial business	77	77	—	96	96	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Construction	1,922	1,922	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	2,920	3,069	—	1,328	1,452	—

With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	—	—	—	—	—	—
	$2,920	$3,069	$—	$1,328	$1,452	$—

The following table presents additional information regarding the impaired loans for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,019	$—	$886	$—
Home equity and HELOCs	—	—	19	—
Commercial:
Commercial real estate	186	3	307	6
Commercial business	80	1	105	2
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	961	—	—	—
Consumer:
Medical education	—	—	—	—
	2,246	4	1,317	8
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$2,246	$4	$1,317	$8

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $37,000 and $14,000 for the three months ended September 30, 2021, and 2020, respectively.

The following table presents additional information regarding the impaired loans for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$971	$—	$1,219	$—
Home equity and HELOCs	—	—	157	—
Commercial:
Commercial real estate	584	33	311	17
Commercial business	87	3	111	5
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	480	—	—	—
Consumer:
Medical education	—	—	—	—
	2,122	36	1,798	22
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$2,122	$36	$1,798	$22

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $69,000 and $52,000 for the nine months ended September 30, 2021, and 2020, respectively.

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2021, and December 31, 2020:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Residential:
One-to-four family	$737	$932
Home equity and HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Construction	1,922	—
Consumer:
Medical education	1,291	1,322
Other	—	—

	$3,950	$2,254

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2021, and December 31, 2020:

	September 30, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$106,121	$—	$737	$—	$106,858
Home equity and HELOCs	2,813	—	—	—	2,813
Commercial:
Commercial real estate	107,550	1,550	184	—	109,284
Commercial business	24,783	—	77	—	24,860
SBA PPP Loans	35,604	—	—	—	35,604
Main Street Lending Program	1,556	—	—	—	1,556
Construction	29,555	—	1,922	—	31,477
Consumer:
Medical education	3,175	—	1,291	—	4,466
Other	5	—	—	—	5
	$311,162	$1,550	$4,211	$—	$316,923

	December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$140,959	$—	$932	$—	$141,891
Home equity and HELOCs	3,993	—	—	—	3,993
Commercial:
Commercial real estate	68,211	194	300	—	68,705
Commercial business	24,010	—	142	—	24,152
SBA PPP loans	64,380	—	—	—	64,380
Main Street Lending	1,556	—	—	—	1,556
Construction	7,299	—	—	—	7,299
Consumer:
Medical education	3,783	—	1,322	—	5,105
Other	33	—	—	—	33
	$314,224	$194	$2,696	$—	$317,114

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2021, and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$50	$545	$338	$933	$105,925	$106,858	$—
Home equity and HELOCs	—	68	—	68	2,745	2,813	—
Commercial:
Commercial real estate	—	—	—	—	109,284	109,284	—
Commercial business	100	—	—	100	24,760	24,860	—
SBA PPP loans	270	41	—	311	35,293	35,604	—
Main Street Lending Program	—	—	—	—	1,556	1,556	—
Construction	—	—	1,922	1,922	29,555	31,477	—
Consumer:
Medical education	62	807	—	869	3,597	4,466	—
Other	—	—	—	—	5	5	—

	$482	$1,461	$2,260	$4,203	$312,720	$316,923	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$543	$186	$571	$1,300	$140,591	$141,891	$—
Home equity and HELOCs	38	—	—	38	3,955	3,993	—
Commercial:
Commercial real estate	—	—	—	—	68,705	68,705	—
Commercial business	—	—	—	—	24,152	24,152	—
SBA PPP loans	—	—	—	—	64,380	64,380	—
Main Street Lending Program	—	—	—	—	1,556	1,556	—
Construction	—	—	—	—	7,299	7,299	—
Consumer:
Medical education	169	951	81	1,201	3,904	5,105	—
Other	—	—	—	—	33	33	—

	$750	$1,137	$652	$2,539	$314,575	$317,114	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. As of September 30, 2021, we had 3 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $1.0 million in connection with the COVID-19 relief provided by the CARES Act.

As of September 30, 2021, and December 31, 2020, the Company had two loans identified as TDRs totaling $201,000 and $227,000, respectively.  At September 30, 2021, and December 31, 2020, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three and nine months ended September 30, 2021 and 2020. No additional loan commitments were outstanding to these borrowers at September 30, 2021, and December 31, 2020. At September 30, 2021 and December 31, 2020, there was no specific reserves related to the TDRs.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2021:

	As of September 30, 2021
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$124	$—	$124
Commercial business	1	77	—	77
Total	2	$201	$—	$201

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2020:

	As of December 31, 2020
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$131	$—	$131
Commercial business	1	96	—	96
Total	2	$227	$—	$227

The carrying amount of residential mortgage loans in the process of foreclosure was $92,000 and $294,000 at September 30, 2021 and December 31, 2020, respectively.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of September 30, 2021, the value of the mortgage servicing rights associated with the loan sales totaled $3.4 million.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in interest income on loans in the Company’s consolidated statements of income. Servicing income, which includes late and ancillary fees, was $212,000 and $548,000 for the three and nine months ended September 30, 2021 compared to $6,000 and $8,000 for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021 and 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$3,104	$508	$2,041	$—
Servicing Rights retained from loans sold	546	655	1,939	1,168
Amortization	(210)	(36)	(540)	(41)
Valuation Allowance Provision	—	—	—	—
Balance at End of Period	$3,440	$1,127	$3,440	$1,127
Fair value, End of Period	$4,052	$1,205	$4,052	$1,205

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2021 were as follows:

September 30, 2021
Long run Constant Prepayment Rate	6.72%
Weighted-Average Life (in years)	27.1
Weighted-Average Note Rate	2.897%
Weighted-Average Discount Rate	9.00%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2021, and December 31, 2020. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of September 30, 2021, and December 31, 2020 (in thousands):

September 30, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,371	$108,014
Forward loan sales commitments	Mortgage banking derivatives	306	9,642
To Be Announced securities ("TBAs")	Mortgage banking derivatives	123	24,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$59	$5,078
Forward loan sales commitments	Other liabilities	91	6,247
TBA securities	Other liabilities	5	2,750

December 31, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$2,647	$120,563
Forward loan sales commitments	Mortgage banking derivatives	252	5,459
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$106	$12,111
Forward loan sales commitments	Other liabilities	127	18,071
TBA securities	Other liabilities	76	13,500

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	September 30, 2021	September 30, 2020
Interest rate lock commitments	(Loss) gain from derivative instruments	$(244)	$1,043
Forward loan sales commitments	Loss from derivative instruments	(394)	(35)
TBA securities	Gain from derivative instruments	216	7
	Total (loss) gain from derivative instruments	$(422)	$1,015

		Gain/(Loss)
	Consolidated Statements of Income	Nine Months Ended
	Presentation	September 30, 2021	September 30, 2020
Interest rate lock commitments	(Loss) gain from derivative instruments	$(229)	$2,848
Forward loan sales commitments	Gain (loss) from derivative instruments	90	(371)
TBA securities	Gain from derivative instruments	194	2
	Total gain from derivative instruments	$55	$2,479

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2021, and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$2,841	$—	$2,841
Corporate notes	—	2,513	10,712	13,225
Collateralized mortgage obligations - agency residential	—	7,830	—	7,830
Mortgage-backed securities - agency residential	—	9,013	—	9,013
Municipal securities	—	5,923	—	5,923
Bank CDs	—	508	—	508
Loans held for sale	—	68,593	—	68,593
Interest rate lock commitments	—	—	2,371	2,371
Forward loan sales commitments	—	306	—	306
TBA securities	—	123	—	123
	$—	$97,650	$13,083	$110,733

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$391	$—	$391
Corporate notes	—	1,532	8,068	9,600
Collateralized mortgage obligations - agency residential	—	3,851	—	3,851
Mortgage-backed securities - agency residential	—	5,689	—	5,689
Municipal securities	—	2,971	—	2,971
Bank CDs	—	1,016	—	1,016
Loans held for sale	—	83,549	—	83,549
Interest rate lock commitments	—	—	2,647	2,647
Forward loan sales commitments	—	252	—	252
TBA securities	—	—	—	—
	$—	$99,251	$10,715	$109,966

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of September 30, 2021, and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$59	$59
Forward loan sales commitments	—	91	—	91
TBA securities	—	5	—	5
	$—	$96	$59	$155

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$106	$106
Forward loan sales commitments	—	127	—	127
TBA securities	—	76	—	76
	$—	$203	$106	$309

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2021	$12,027	$2,657	$(101)
Total unrealized losses:
Included in other comprehensive income	4	—	—
Total gains or (losses) included in earnings and held at reporting date	—	(286)	42
Purchases, sales and settlements	(1,319)	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2021	$10,712	$2,371	$(59)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2021	—	(286)	42
Change in unrealized gains for the period included other comprehensive income for assets held as of September 30, 2021	$4	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total unrealized losses:
Included in other comprehensive income	66	—	—
Total gains included in earnings and held at reporting date	—	(276)	47
Purchases, sales and settlements	2,578	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2021	$10,712	$2,371	$(59)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2021	—	(276)	47
Change in unrealized gains for the period included other comprehensive income for assets held as of September 30, 2021	$66	$—	$—

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2020	$3,961	$2,681	$(91)
Total unrealized losses:
Included in other comprehensive income	34	—	—
Total gains or (losses) included in earnings and held at reporting date	—	1,039	4
Purchases, sales and settlements	1,528	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2020	$5,523	$3,720	$(87)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2020	—	1,039	4
Change in unrealized gains for the period included other comprehensive income for assets held as of September 30, 2020	$34	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total unrealized losses:
Included in other comprehensive income	36	—	—
Total gains or (losses) included in earnings and held at reporting date	—	2,910	(62)
Purchases, sales and settlements	2,428	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2020	$5,523	$3,720	$(87)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2020	—	2,910	(62)
Change in unrealized gains for the period included other comprehensive income for assets held as of September 30, 2020	$36	$—	$—

At September 30, 2021 and December 31, 2020, the Company had classified $10.7 million and $8.1 million of Corporate notes as Level 3, respectively. As of September 30, 2021, the fair value of $7.6 million of Corporate notes includes an adjustable rate corporate security and subordinated debt bonds. The Company’s methodology for valuing these Corporate notes is to obtain market quotes through a third-party pricing model. The weighted average of the market quotes applied range from 95.6% to 109.9%.  In addition, classified as Level 3 are three subordinated debt bonds with a fair value of $3.1 million. The Company’s methodology to value the three subordinated debt bonds is to obtain market values of similar subordinated debt bonds issuances over the past twelve months from a broker/investment firm. The weighted average of the market quotes applied is 102.4%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At September 30, 2021 and December 31, 2020, the Company had classified $2.3 million and $2.5 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 77.54% to 99.97% at September 30, 2021.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$7,641	Pricing model	Offered quotes	95.63%-109.88%	102.74%
	$3,071	Market comparable securities	Offered quotes	101.00%-102.50%	102.36%
Net derivative asset and liability:
IRLC	$2,312	Discounted cash flows	Pull-through rates	77.54%-99.97%	92.09%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$5,995	Pricing model	Offered quotes	92.37%-106.60%	101.67%
	$2,073	Market comparable securities	Offered quotes	101.63%-103.63%	102.50%
Net derivative asset and liability:
IRLC	$2,541	Discounted cash flows	Pull-through rates	63.70%-99.79%	80.99%

There were no assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
September 30, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$84,683	$84,683	$84,683	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net (1)	313,435	313,093	—	—	313,093
Bank-owned life insurance	6,519	6,519	6,519	—	—
Restricted investment in bank stock	1,922	1,922	1,922	—	—
Accrued interest receivable	1,455	1,455	1,455	—	—
Mortgage servicing rights	3,440	4,052	—	—	4,052
Liabilities:
Deposits	$439,888	$440,132	$407,256	$32,876	$—
Advances from the FHLB	26,390	27,223	—	27,223	—
Federal Reserve PPPLF advances	3,793	3,793	—	3,793	—
Subordinated debt	9,997	10,461	—	—	10,461
Advances from borrowers for taxes and insurance	417	417	417	—	—
Accrued interest payable	73	73	73	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$414,590	$414,590	$414,590	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	313,811	325,636	—	—	325,636
Bank-owned life insurance	6,408	6,408	6,408	—	—
Restricted investment in bank stock	1,721	1,721	1,721	—	—
Accrued interest receivable	1,489	1,489	1,489	—	—
Mortgage servicing rights	2,041	2,259	—	—	2,259
Liabilities:
Deposits	$730,826	$731,398	$668,689	$62,709	$—
Advances from the FHLB	26,269	27,932	—	27,932	—
Federal Reserve PPPLF advances	48,682	48,698	—	48,698	—
Advances from borrowers for taxes and insurance	2,131	2,131	2,131	—	—
Accrued interest payable	167	167	167	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2021 and September 30, 2020.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at beginning period	$205	$158	$238	$(18)
Unrealized holding (losses) gains on available-for-sale securities before reclassification	(114)	31	(147)	306
Amount reclassified for investment securities gains included in net income	(68)	—	(68)	(99)
Net current-period other comprehensive (loss) income	(182)	31	(215)	207
Balance at ending period	$23	$189	$23	$189

  The following table present reclassifications out of AOCI by component for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$96	$96	Gain on sale of available-for-sale securities, net
Tax Effect	(28)	(28)	Income tax expense
	$68	$68

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$—	$141	Gain on sale of available-for-sale securities, net
Tax Effect	—	(42)	Income tax expense
	$—	$99

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive income (loss), See Note 2, “Investment securities.”
(2)	Amounts in parentheses indicate debits.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2021, there were 211,000 stock options outstanding of which 88,220 of the stock options were vested and exercisable at September 30, 2021. At September 30, 2021, there 87,000 restricted stock shares outstanding of which 36,320 restricted stock shares were vested and exercisable at September 30, 2021. The 211,000 stock options outstanding and 50,680 restricted stock shares outstanding were included in the computation of diluted net income per share for the three and nine months ended September 30, 2021 as their effect was not anti-dilutive. At September 30, 2020, there were 216,400 stock options outstanding of which 59,600 of the stock options were vested and exercisable at September 30, 2020. At September 30, 2020, there 87,000 restricted stock shares outstanding of which 24,140 restricted stock shares were vested and exercisable at September 30, 2020. The 216,400 stock options outstanding and 62,860 restricted stock shares outstanding were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2020 as their effect would have been anti-dilutive.

The calculation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2021	2020	2021	2020
Net income	$1,117,000	$2,063,000	$3,701,000	$3,708,000
Weighted average number of shares issued	2,272,625	2,270,725	2,272,013	2,270,544
Less weighted average number of treasury shares	(96,608)	(39,033)	(95,271)	(22,716)
Less weighted average number of unearned ESOP shares	(133,869)	(142,598)	(136,030)	(144,766)
Less weighted average number of unvested restricted stock awards	(48,720)	(62,219)	(51,736)	(63,956)
Basic weighted average shares outstanding	1,993,428	2,026,875	1,988,976	2,039,106
Add dilutive effect of stock options	54,940	—	41,112	—
Add dilutive effect of restricted stock awards	10,630	—	6,000	—
Diluted weighted average shares outstanding	2,058,998	2,026,875	2,036,088	2,039,106

Net income per share:
Basic	$0.56	$1.02	$1.86	$1.82
Diluted	$0.54	$1.02	$1.82	$1.82

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2021, there were 3,997 shares available for future awards under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of September 30, 2021, there were no grants issued under the 2021 Equity Incentive Plan.

Stock option expense was $15,000 and $45,000 for the three months and nine months ended September 30, 2021 and 2020. At September 30, 2021, total unrecognized compensation cost related to stock options was $226,000.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 and September 30, 2020 was as follows:

	September 30, 2021				September 30, 2020
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	216,400	$14.93	7.6	$484,736	218,000	$14.92	8.6	$452,400
Granted	—	—	—	—	—	—	—	—
Exercised	(1,900)	14.80	—	—	(1,600)	14.80	—	—
Forfeited	(3,500)	15.35	—	—	—	—	—	—
Outstanding, September 30	211,000	$14.92	6.9	$1,483,330	216,400	$14.93	7.9	$—
Exercisable, September 30	88,220	$14.89	6.8	$622,833	59,600	$14.87	7.8	$—

Restricted stock expense was $45,000 and $136,000 for the three and nine months ended September 30, 2021 and $45,000 and $139,000 for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the expected future compensation expense relating to non-vested restricted stock outstanding was $710,000.

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2021 and September 30, 2020 was as follows:

	September 30, 2021		September 30, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	62,860	$14.97	75,320	$14.97
Vested	(12,180)	14.82	(12,460)	14.97
Granted	—	—	—	—
Forfeited	—	—	—	—
Non-vested at September 30	50,680	$14.98	62,860	$14.97

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $1.2 million at September 30, 2021, for which the Company received no fees for customer services for the three and nine months ended September 30, 2021. For the three months ended September 30, 2020, we received no fees and approximately $2,000 for the nine months ended September 30, 2020 in fees for related party balances.

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

The following table presents non-interest income for the three and nine months ended September 30, 2021 and September 30, 2020:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Non-Interest Income
In-scope of Topic 606:
Fee income	$82	$—	$170	$3
Insufficient fund fees	19	16	54	40
Other service charges	31	22	73	61
ATM interchange fee income	3	3	9	7
Other income	—	—	3	2
Total Non-Interest Income (in-scope of Topic 606)	$135	$41	$309	$113

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$37	$39	$111	$115
Gain on sale of loans, net	3,035	3,044	11,170	7,000
Gain on sale of available-for-sale securities	96	—	96	141
(Loss) Gain from derivative instruments	(422)	1,015	55	2,479
Change in fair value for loans held-for-sale	438	1,988	(626)	2,281
Other	—	68	169	155
Total Non-Interest Income (out-scope of Topic 606)	3,184	6,154	10,975	12,171
Total Non-Interest Income (in-scope of Topic 606)	135	41	309	113
Total Noninterest Income	$3,319	$6,195	$11,284	$12,284

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		September 30, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,888	$7,685
Total Lease Right-of-Use Assets		$8,888	$7,685

		September 30, 2021	December 31, 2020
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$9,226	$7,946
Total Lease Liabilities		$9,226	$7,946

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

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	11.2 years	12.2 years
Weighted-average discount rate
Operating leases	2.04%	2.23%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Operating lease cost	$218	$639	$173	$455
Short-term lease cost	6	14	6	27
Total	$224	$653	$179	$482

Future minimum payments for operating leases as of September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Twelve Months Ended:
Within one year	$966	$836
After one but within two years	988	792
After two but within three years	989	797
After three but within four years	946	791
After four but within five years	945	735
After five years	5,555	5,182
Total Future Minimum Lease Payments	10,389	9,133
Amounts Representing Interest	(1,163)	(1,187)
Present Value of Net Future Minimum Lease Payments	$9,226	$7,946

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

The following tables presents summary financial information for the reportable segments (in thousands):

	For the three months ended September 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,207	$410	$2,918	$46	$(22)	$4,559
Total Interest Expense	127	90	248	114	(6)	573
Net Interest Income	1,080	320	2,670	(68)	(16)	3,986
Provision for Loan losses	(9)	—	238	—	—	229
Net interest income after provision for loan losses	1,089	320	2,432	(68)	(16)	3,757

Total non-interest income	183	3,065	66	18	(13)	3,319

Non-interest Expense:
Salaries and employee benefits	1,389	1,261	894	—	(17)	3,527
Other expenses	925	793	289	75	(12)	2,070
Total non-interest expenses	2,314	2,054	1,183	75	(29)	5,597
Income (loss) before income taxes	(1,042)	1,331	1,315	(125)	—	1,479
Income tax expense (benefit)	(154)	211	331	(26)	—	362
Net income (loss)	$(888)	$1,120	$984	$(99)	$—	$1,117

Total assets as of September 30, 2021	$255,131	$74,834	$202,030	$52,555	$(48,233)	$536,317

	For the three months ended September 30, 2020
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,494	$707	$1,319	$45	$(26)	$3,539
Total Interest Expense	47	370	303	—	—	720
Net Interest Income	1,447	337	1,016	45	(26)	2,819
Provision for Loan losses	186	—	238	—	—	424
Net interest income after provision for loan losses	1,261	337	778	45	(26)	2,395

Total non-interest income	92	6,048	68	—	(13)	6,195

Non-interest Expense:
Salaries and employee benefits	644	2,362	740	—	(26)	3,720
Other expenses	686	1,155	133	61	(13)	2,022
Total non-interest expenses	1,330	3,517	873	61	(39)	5,742
Income (loss) before income taxes	23	2,868	(27)	(16)	—	2,848
Income tax expense (benefit)	9	788	(9)	(3)	—	785
Net income (loss)	$14	$2,080	$(18)	$(13)	$—	$2,063

Total assets as of September 30, 2020	$245,433	$105,049	$154,434	$37,279	$(34,456)	$507,739

	For the nine months ended September 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$3,859	$1,138	$7,385	$118	$(60)	$12,440
Total Interest Expense	425	258	825	157	(10)	1,655
Net Interest Income	3,434	880	6,560	(39)	(50)	10,785
Provision for Loan losses	(40)	—	684	—	—	644
Net interest income after provision for loan losses	3,474	880	5,876	(39)	(50)	10,141

Total non-interest income	375	10,588	341	18	(38)	11,284

Non-interest Expense:
Salaries and employee benefits	3,780	4,409	2,088	—	(50)	10,227
Other expenses	2,815	2,302	799	225	(38)	6,103
Total non-interest expenses	6,595	6,711	2,887	225	(88)	16,330
Income (loss) before income taxes	(2,746)	4,757	3,330	(246)	—	5,095
Income tax expense (benefit)	(743)	1,287	902	(52)	—	1,394
Net income (loss)	$(2,003)	$3,470	$2,428	$(194)	$—	$3,701

Total assets as of September 30, 2021	$255,131	$74,834	$202,030	$52,555	$(48,233)	$536,317

	For the nine months ended September 30, 2020
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$5,672	$1,279	$2,880	$140	$(78)	$9,893
Total Interest Expense	883	574	954	—	—	2,411
Net Interest Income	4,789	705	1,926	140	(78)	7,482
Provision for Loan losses	658	—	327	—	—	985
Net interest income after provision for loan losses	4,131	705	1,599	140	(78)	6,497

Total non-interest income	410	11,761	151	—	(38)	12,284

Non-interest Expense:
Salaries and employee benefits	3,347	4,100	1,132	—	(78)	8,501
Other expenses	2,300	2,393	306	188	(38)	5,149
Total non-interest expenses	5,647	6,493	1,438	188	(116)	13,650
Income (loss) before income taxes	(1,106)	5,973	313	(48)	—	5,131
Income tax expense (benefit)	(306)	1,653	86	(10)	—	1,423
Net income (loss)	$(800)	$4,320	$227	$(38)	$—	$3,708

Total assets as of September 30, 2020	$245,433	$105,049	$154,434	$37,279	$(34,456)	$507,739

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

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our seven full-service banking offices located in Plumsteadville, Philadelphia, Warrington and Huntingdon Valley, Pennsylvania and Mount Laurel, New Jersey. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania, Wilmington, Delaware and Tampa, Florida; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), construction loans, home equity loans and lines of credit and, to a lesser extent, consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and principal and interest payments on loans and securities.

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

Our results of operations also may be affected significantly by general, regional, and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

COVID-19 Update

In April 2020, our team in business banking and retail banking began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the Small Business Association (“SBA”) with support from the Department of Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company had an outstanding balance of $35.6 million as of September 30, 2021 and received approximately $4.1 million in processing fee income in the first and second round of PPP loans. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated if the loan is forgiven. For the three and nine months ended September 30, 2021, the Company recognized approximately $1.0 million and $2.7 million in interest income related to the PPP loans. The PPP loans have a two-year term and earn interest at 1%. The SBA fully guarantees the principle and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses, if any, are anticipated to be immaterial. Beginning in October 2020, the SBA began forgiving PPP loans and there has been $95.1 million in PPP forgiveness through October 2021.

In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At September 30, 2021, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding balance at September 30, 2021 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Liquidity Sources

The Company has reviewed all sources of liquidity in anticipation of any potential funding needs due to the COVID-19 pandemic and prioritized based on available capacity, terms, and cost of funds. As of September 30, 2021, the Company had the following sources of liquidity available:

At September 30,
2021
Sources of Liquidity:	(Dollars in thousands)
Cash and cash equivalents	$84,683
Market value of unencumbered securities	35,287
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	90,966
Total sources of liquidity	$210,936

In addition as of September 30, 2021, the Company also had access to $3.0 million unused borrowing capacity from the Atlantic Community Bankers Bank and a $567,000 line of credit with Federal Reserve Bank of Philadelphia. The Company also has access to brokered certificate of deposits as an additional funding source.

Capital Strength

At September 30, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

•

Total risk-based capital (to risk-weighted assets) was 13.5%, tier 1 capital (to risk-weighted assets) was 12.8%, tier 1 capital (to average assets) was 8.6%, and tier 1 common equity (to risk-weighted assets) was 12.8%.

See capital chart on page 62.

Deferral Requests

The Company has worked with the customers impacted by COVID-19 to provide short-term assistance up to nine months in accordance with regulatory guidelines. Residential borrowers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral. Commercial borrowers requesting assistance have been offered either a 90-day principal and interest deferral or a 90-day interest only with a potential deferral of up to two additional months.  These deferrals do not constitute Troubled Debt Restructurings (“TDRs”) because they met the requirements under Section 4013 of the CARES Act. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 related modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

As of September 30, 2021, the Company had three residential one-to four-family loan deferral requests totaling $1.0 million in outstanding loans compared to three residential one-to four-family loan deferral requests totaling $1.8 million in outstanding loans and one commercial deferral with an outstanding balance of $100,000 as of June 30, 2021.

Loan Portfolio Analysis

Certain industries are anticipated to suffer greater economic impact as a result of the COVID-19 pandemic. The following table provides the outstanding exposure in regard to the Company’s commercial loan portfolio by type as of September 30, 2021.

	At September 30, 2021
	(Dollars in thousands)
Type of Loan	Number of loans	Balance	% Gross Loans
Residential non-owner occupied	122	$62,072	19.6%
Nonresidential buildings	41	38,118	12.0%
Other real estate properties	11	5,272	1.7%
Residential building construction	8	6,212	2.0%
Restaurants and Food Service	25	7,449	2.4%
Religious Organizations	5	2,768	0.9%
Total outstanding exposure	212	$121,891	38.5%

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2020.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2021, and December 31, 2020, there is not a significant difference in the presentation of our consolidated financial statements as compared to other public companies as a result of this transition guidance.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2020.

Comparison of Statements of Financial Condition at September 30, 2021 and at December 31, 2020

Total Assets

Total assets decreased $325.3 million to $536.3 million at September 30, 2021, from $861.6 million at December 31, 2020. The decrease was primarily the result of decreases of $329.9 million in cash and cash equivalents and $14.9 million in net loans held for sale, offset by increases of $15.8 million in investment securities, $1.4 million in mortgage servicing rights and $1.2 million in right-of-use assets, and $864,000 in other assets.

Cash and cash equivalents

Cash and cash equivalents decreased $329.9 million to $84.7 million at September 30, 2021, from $414.6 million at December 31, 2020 as a result of anticipated outflows of retail deposits in our core deposits from certain accounts.

Investment Securities

Investment securities increased $15.8 million or 67.2%, to $39.3 million at September 30, 2021 from $23.5 million at December 31, 2020. The increase was primarily due to purchase of $23.9 million of primarily of mortgage-backed, U.S governmental and agency securities and corporate notes offset by $7.8 million in proceeds from sales and maturities and principal repayments during the nine months ended September 30, 2021, and a $304,000 net unrealized loss on available-for-sale securities.

Net Loans

Net loans decreased $376,000 to $313.4 million at September 30, 2021, from $313.8 million at December 31, 2020. Commercial real estate loans increased by $40.6 million to $109.3 million at September 30, 2021, from $68.7 million at December 31, 2020. Construction loans increased $24.2 million to $31.5 million at September 30, 2021, from $7.3 million at December 31, 2020. Finally, commercial business loans increased by $708,000 to $24.9 million at September 30, 2021, from $24.2 million at December 31, 2020. Offsetting these increases, was a $35.0 million decrease in one- to four-family residential real estate loans from $141.9 million at December 31, 2020, to $106.9 million at September 30, 2021, and a $1.2 million decrease in home equity and HELOC loans from $4.0 million at December 31, 2020, to $2.8 million at September 30, 2021. In January 2021, the Company began originating a second round of PPP loans and processed over 340 applications with an outstanding balance of $29.4 million as of September 30, 2021. PPP loans from Round 1 decreased by $58.2 million to $6.2 million at September 30, 2021 from $64.4 million at December 31, 2020 as a result of PPP loan forgiveness from the SBA.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2021, the balance of the private education loans was $4.5 million, a net decrease of $639,000 from $5.1 million at December 31, 2020. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2021, there were no loans that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $14.9 million to $68.6 million at September 30, 2021 from $83.5 million at December 31, 2020 as a result of originations of $479.2 million of one- to four-family residential real estate loans during the nine months ended September 30, 2021, and net of principle sales of $504.7 million of loans in the secondary market during this same period.

Deposits

Deposits decreased $290.9 million, or 39.8%, to $439.9 million at September 30, 2021 from $730.8 million at December 31, 2020. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) decreased $261.4 million, or 39.1%, to $407.3 million at September 30, 2021 from $668.7 million at December 31, 2020. As previously discussed, there was an anticipated decrease in certain retail accounts in our core deposits during the first quarter of 2021. Certificates of deposit decreased $29.5 million, or 47.5%, to $32.6 million at September 30, 2021 from $62.1 million at December 31, 2020. The decrease in certificates of deposit was the result of a $10.0 million decrease of certificates of deposit issued through brokers and a $19.5 million decrease in retail growth of certificates of deposit.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”)

Advances from the Federal Reserve PPPLF decreased $44.9 million from $48.7 million at December 31, 2020 to $3.8 million at September 30, 2021, as a result of repayments of $44.9 million from PPP loan forgiveness from the SBA.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average

Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at September 30, 2021.

Total Shareholders’ Equity

Total shareholders’ equity increased $3.6 million to $42.5 million at September 30, 2021, compared to $38.9 million at December 31, 2020, primarily as a result of net income of $3.7 million for the nine months ended September 30, 2021, share based compensation expense of $181,000,  ESOP shares committed to be released of $121,000 and a stock option exercises of $28,000. Offsetting these increases was other comprehensive loss of $215,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio and $274,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019.

Comparison of Statements of Income for the Three Months Ended September 30, 2021 and September 30, 2020

General

Net income decreased $1.0 million to $1.1 million for the three months ended September 30, 2021, from $2.1 million for the three months ended September 30, 2020.  The decrease in net income for the three months ended September 30, 2021, was primarily due to a $2.9 million decrease in non-interest income offset by an increase of $1.2 million in net interest income, $423,000 decrease in income taxes, $195,000 decrease in provision for loan losses and $145,000 decrease in non-interest expense.

Interest Income

Total interest income increased $1.1 million, or 31.4%, to $4.6 million for the three months ended September 30, 2021, from $3.5 million for the three months ended September 30, 2020.  The increase was primarily the result of increases in interest and fees on loans of $936,000, interest on investment securities of $93,000, interest on interest-earning deposits with banks of $11,000 offset by a decrease of $20,000 in interest on restricted investment in bank stock.  Total average interest-earning assets increased $84.0 million to $512.0 million for the three months ended September 30, 2021, from $428.0 million for the three months ended September 30, 2020. The increase was primarily as a result of increases in the average balance of $47.7 million in average balance of interest-earning deposits with banks, average balance of investment securities of $19.6 million and an increase in the average balance of loans of $16.6 million. The average yield on our interest-earning assets increased 25 basis points to 3.56% for the three months ended September 30, 2021, as compared to 3.31% for the three months ended September 30, 2020.

Interest and fees on loans increased $936,000 to $4.3 million for the three months ended September 30, 2021, from $3.4 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $16.6 million, which increased to a total of $392.2 million for the three months ended September 30, 2021, from $375.6 million for the three months ended September 30, 2020. The increase in average loans was primarily a result of growth in the average balances of construction loans, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans increased 81 basis point to 4.41% for the three months ended September 30, 2021, versus 3.60% for the three months ended September 30, 2020.

Interest income on interest-earning deposits increased by $11,000 to $34,000 for the three months ended September 30, 2021, from $23,000 for the three months ended September 30, 2020, primarily due increase in the average balance of interest-earning deposits of $47.7 million to $81.9 million for the three months ended September 30, 2021, from $34.2 million for the three months ended September 30, 2020. Offsetting this increase, was a decrease of 10 basis points in the average yield on interest-earning deposits with banks to 0.17% for the three months ended September 30, 2021, from 0.27% for the three months ended September 30, 2020.

Interest on investment securities increased by $93,000 to $188,000 for the three months ended September 30, 2021, from $95,000 for the three months ended September 30, 2020, respectively as the average balance of investment securities increased by $19.6 million to $36.1 million for the three months ended September 30, 2021, from $16.5 million for the three months ended September 30, 2020. Interest on investment securities increased as a result of a $80,000 increase in income on taxable and non-taxable interest and dividend investments and an increase of $13,000 in interest income on mortgage backed securities and collateralized mortgage obligation securities which increased to $38,000 for the three months ended September 30, 2021, from $25,000 for the three months ended September 30, 2020. The average yield on total securities decreased to 2.08% for the three months ended September 30, 2021, from 2.30% for the three months ended September 30, 2020.

Interest Expense

Total interest expense decreased $147,000 to $573,000 for the three months ended September 30, 2021, from $720,000 for the three months ended September 30, 2020, primarily due to a $217,000 decrease in interest expense on deposits, $39,000 decrease in interest expense on advances from the PPPLF and $5,000 in interest expenses on advances from the FHLB offset by increases of $114,000 interest expense on subordinated debt.

Interest expense on deposits decreased $217,000 to $350,000 for the three months ended September 30, 2021, from $567,000 for the three months ended September 30, 2020, primarily as a result of a decrease of 43 basis points in the average cost of deposits from September 30, 2020, to 38 basis point from 81 basis points. Offsetting this decrease was an increase in the average balance of interest bearing deposits of $91.3 million from $280.9 million as of September 30, 2020, to $372.2 million as of September 30, 2021, and was primarily as a result of a $107.0 million increase in the average balance of our core deposit accounts offset by a decrease of $15.7 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased to 0.57% for the three months ended September 30, 2021, from 0.68% for the three months ended September 30, 2020. The decrease in the balance of our certificates of deposits of $15.7 million from $57.7 million for the three months ended September 30, 2020, to $42.0 million for the three months ended September 30, 2021. This was primarily the result of $11.1 million reduction in the average balance of certificates of deposit issued through brokers from the three months ended September 30, 2020, to the three months ended September 30, 2021, and a decrease of $4.6 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 0.80% for the three months ended September 30, 2021, as compared to 1.39% for the three months ended September 30, 2020.

Interest expense on advances from the FHLB decreased $5,000 to $99,000 for the three months ended September 30, 2021 from $104,000 for the three months ended September 30, 2020, primarily as a result of a decrease in the average rate on FHLB advances from 1.57% for the three months ended September 30, 2020 to 1.50% for the three months ended September 30, 2021. During July 2020, the Company refinanced advances of $27.0 million from the FHLB to reduce the cost of borrowings.

Interest expense on advances from the PPPLF decreased $39,000 to $10,000 for three months ended September 30, 2021 from $49,000 during the three months ended September 30, 2020 as the average balance decreased $38.3 million to $14.9 million for the three months ended September 30, 2021 from $53.2 million for the three months ended September 30, 2020.

Interest expense on subordinated debt was $114,000 for the three months ended September 30, 2021. As previously discussed, on May 28, 2021, the Company issued a $10.0 million principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $1.2 million to $4.0 million for the three months ended September 30, 2021, from $2.8 million for the three months ended September 30, 2020. Our net interest-earning assets increased $21.1 million to $88.6 million for the three months ended September 30, 2021, from $67.5 million for the three months ended September 30, 2020. Our interest rate spread increased by 51 basis points to 3.02% for the three months ended September 30, 2021, from 2.51% for the three months ended September 30, 2020.  Our net interest margin increased 48 basis points to 3.11% for the three months ended September 30, 2021, from 2.63% for the three months ended September 30, 2020.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$392,174	$4,319	4.41%	$375,631	$3,383	3.60%
Interest-earning deposits with banks	81,920	34	0.17%	34,241	23	0.27%
Investment securities	36,093	188	2.08%	16,542	95	2.30%
Restricted investment in bank stock	1,854	18	3.96%	1,635	38	9.30%
Total interest-earning assets	512,041	4,559	3.56%	428,049	3,539	3.31%
Non-interest-earning assets	31,167			19,497
Total assets	$543,208			$447,546

Interest-bearing liabilities:
Demand deposits	$148,058	74	0.20%	$109,132	190	0.70%
Money market deposit accounts	95,370	137	0.57%	56,756	97	0.68%
Passbook and statement savings accounts	34,186	12	0.14%	27,145	10	0.15%
Checking accounts-Municipal	52,641	43	0.33%	30,220	70	0.93%
Certificates of deposit	41,963	84	0.80%	57,670	200	1.39%
Total deposits	372,218	350	0.38%	280,923	567	0.81%
Federal Home Loan Bank advances	26,359	99	1.50%	26,438	104	1.57%
Federal Reserve PPPLF advances	14,857	10	0.27%	53,179	49	0.37%
Subordinated debt	9,996	114	4.56%	—	—	0.00%
Total interest-bearing liabilities	423,430	573	0.54%	360,540	720	0.80%
Non-interest-bearing liabilities:
Checking	65,829			44,820
Other	13,493			11,412
Total liabilities	502,752			416,772
Shareholders' Equity	40,456			30,774
Total liabilities and Shareholders' equity	$543,208			$447,546

Net interest income		$3,986			$2,819
Interest rate spread (2)			3.02%			2.51%
Net interest-earning assets (3)	$88,611			$67,509
Net interest margin (4)			3.11%			2.63%
Average interest-earning assets to average interest-bearing liabilities			120.93%			118.72%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2021 vs 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$44	$892	$936
Interest-earning deposits with banks	39	(28)	11
Investment securities	124	(31)	93
Restricted investment in bank stock	9	(29)	(20)
Total interest-earning assets	216	804	1,020
Interest-bearing liabilities:
Demand deposits	108	(224)	(116)
Money market deposit accounts	85	(45)	40
Passbook and statement savings accounts	3	(1)	2
Checking accounts- Municipal	75	(102)	(27)
Certificates of deposit	(16)	(100)	(116)
Total deposits	255	(472)	(217)
Federal Home Loan Bank advances	—	(5)	(5)
Federal Reserve PPPLF	(16)	(23)	(39)
Subordinated debt	114	—	114
Total interest-bearing liabilities	353	(500)	(147)
Change in net interest income	$(137)	$1,304	$1,167

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates, as more information becomes available or economic conditions change. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses during 2020. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustment to the allowance for loan losses may be necessary.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance for loan losses.

Provision for loan losses decreased by $195,000 to $229,000 for the three months ended September 30, 2021, from $424,000 for the three months ended September 30, 2020, primarily as result of net charge-offs of $360,000 related to the medical education loans during the three months ended September 30, 2020. Non-performing loans increased $1.7 million, or 73.9% from $2.3 million at December 31, 2020, to $4.0 million as of September 30, 2021, as a result of an increase in one construction loan totaling $1.9 million offset by a $195,000 in one-to four-family residential real estate loans and $31,000 decrease in medical education loans compared to December 31, 2020. During the three months ended September 30, 2021, there were net charge-offs of $30,000 recorded. During the three months ended September 30, 2020, there were $360,000 net charge-offs recorded.

Non-Interest Income

Non-interest income decreased $2.9 million or 46.8% to $3.3 million for the three months ended September 30, 2021, from $6.2 million for the three months ended September 30, 2020. Non-interest income decreased $2.9 million compared to the same period in 2020 primarily due to decreases of $1.6 million decrease in change in fair value of loans held for sale and $1.4 million in loss on derivative instruments. The change in fair value of loans held for sale decreased $1.6 million to $438,000 for the three months ended September 30, 2021, from $2.0 million for the three months ended September 30, 2020. Additionally, the (loss) gain on derivative instruments decreased $1.4 million to ($422,000) for the three months ended September 30, 2021, from $1.0 million for the three months ended September 30, 2020, as a result decreased volume of locked loans associated with hedging. There was a $96,000 gain on sale of available-for-sale securities for the three months ended September 30, 2021, compared to no gain on sale of available-for-sale securities for the three months ended September 30, 2020.

Non-Interest Expense

Non-interest expense decreased $145,000 or 2.5% to $5.6 million for the three months ended September 30, 2021, from $5.7 million for the three months ended September 30, 2020. The decrease for the three months ended September 30, 2021, compared to the three months of September 30, 2020, was primarily as a result of a decrease of $193,000 in salaries and employee benefits, $161,000 in other expenses, offset by increases in $115,000 in occupancy expenses, $76,000 in professional fees and $27,000 in data processing related operations costs.

Salaries and employee benefits expense decreased by $193,000 to $3.5 million for the three months ended September 30, 2021, from $3.7 million for the three months ended September 30, 2020. Salaries decreased as result of a reduction in commissions offset by an increase in full time equivalent (FTE) employees to hundred forty-two as of September 30, 2021, from one-hundred eighteen as of September 30, 2020 primarily as a result of the expansion of the Company’s lending and business banking operations. Occupancy expenses increased approximately $115,000 to $588,000 for the three months ended September 30, 2021 from $473,000 for the three months ended September 30, 2020, primarily as a result of an increase expenses related to leases of additional offices space compared to the same period in 2020. Data processing related operations costs increased $27,000, or 8.2% to $358,000 for the three months ended September 30, 2021, from $331,000 for the three months ended September 30, 2020.

Income Tax Expense

Income tax expense was $362,000 for the three months ended September 30, 2021, compared to $785,000 in expense for the three months ended September 30, 2020. Federal income taxes included in total taxes for the three months ended September 30, 2021 and 2020 was $276,000 and $544,000, respectively, with effective federal tax rates of 18.7% and 19.1%. The decrease in the effective tax rate for the three months ended September 30, 2021, compared to the same period a year ago reflected a decrease in income before taxes.

For the three months ended September 30, 2021 and 2020, Pennsylvania state tax was $78,000 and $231,000, respectively, with effective rate of 5.3% and 8.1%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021, compared to the same period a year ago reflected a decrease in income before taxes. In addition, New Jersey state tax was $8,000 for the three months ended September 30, 2021, compared to $10,000 for the three months ended September 30, 2020.

Comparison of Statements of Income for the Nine Months Ended September 30, 2021 and September 30, 2020

General

Net income was $3.7 million for the nine months ended September 30, 2021 and 2020.  Net income remained flat for the nine months ended September 30, 2021, which primarily due to an increase of $3.3 million in net interest income, a decrease of $341,000 in provision for loan losses and $29,000 in income tax expense offset by increases of $2.6 million in non-interest expense and $1.0 million in non-interest income.

Interest Income

Total interest income increased $2.5 million, or 25.3%, to $12.4 million for the nine months ended September 30, 2021, from $9.9 million for the nine months ended September 30, 2020.  The increase was primarily the result of an increase in interest and fees on loans of $2.4 million.  Total average interest-earning assets increased $195.0 million to $573.5 million for the nine months ended September 30, 2021, from $378.5 million for the nine months ended September 30, 2020. The increase was primarily a result of an increase in the average balance of interest-earning deposits with banks of $121.3 million, an increase of $60.9 million in the average balance of loans and a $12.6 million increase in the average balance of investment securities. The average yield on our interest-earning assets decreased 59 basis points to 2.89% for the nine months ended September 30, 2021, as compared to 3.48% for the nine months ended September 30, 2020.

Interest and fees on loans increased $2.4 million to $11.7 million for the nine months ended September 30, 2021, from $9.3 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in average loans outstanding of $60.9 million, which increased to $392.9 million for the nine months ended September 30, 2021, from $332.0 million for the nine months ended September 30, 2020, primarily as a result of an increase in the average balance of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans.  The average yield on loans increased 23 basis point to 3.98% for the nine months ended September 30, 2021, versus 3.75% for the nine months ended September 30, 2020.

Interest income on interest-earning deposits increased by $6,000 to $134,000 for the nine months ended September 30, 2021, from $128,000 for the nine months ended September 30, 2020. The increase was primarily due to an increase in the average balance of interest-earning deposits of $121.3 million to $148.0 million for the nine months ended September 30, 2021, from $26.7 million for the nine months ended September 30, 2020. Offsetting this increase, was a decrease of 52 basis points in the average yield on interest-earning deposits with banks which decreased to 0.12% for the nine months ended September 30, 2021, from 0.64% for the nine months ended September 30, 2020.

Interest on investment securities increased by $150,000 to $505,000 for the nine months ended September 30, 2021, from $355,000 for the nine months ended September 30, 2020, respectively. Interest on investment securities increased as a result of a $172,000 increase in income on taxable and non-taxable interest and dividend investments offset by a $22,000 decrease in interest income on mortgage backed securities and collateralized mortgage obligation securities which decreased to $95,000 for the nine months ended September 30, 2021, from $117,000 for the nine months ended September 30, 2020. The average yield on total securities decreased to 2.18% for the nine months ended September 30, 2021, from 2.60% for the same period in 2020.  The average balance of investment securities increased by $12.6 million to $30.8 million for the nine months ended September 30, 2021, from $18.2 million for the nine months ended September 30, 2020.

Interest Expense

Total interest expense decreased $756,000 to $1.7 million for the nine months ended September 30, 2021, from $2.4 million for the nine months ended September 30, 2020, primarily due to a $786,000 decrease in interest expense on deposits, a $128,000 decrease in interest expense on advances from the FHLB offset by a $157,000 increase in interest expense on subordinated debt.

Interest expense on deposits decreased $786,000 to $1.1 million for the nine months ended September 30, 2021, from $1.9 million for the nine months ended September 30, 2020, primarily as the average cost of deposits decreased to 36 basis points for the nine months ended September 30, 2021, from 97 basis points for the nine months ended September 30, 2020. Offsetting this decrease, was an increase of $160.3 million in the average balance of interest bearing deposits from September 30, 2020. The increase in the average balance of interest bearing deposits of $160.3 million from $264.6 million as of September 30, 2020, to $424.9 million as of September 30, 2021, was primarily as a result of a $168.8 million increase in the average balance of our core deposit accounts offset by a decrease of $8.5 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased 14 basis points to 0.59% for the nine months ended September 30, 2021, from 0.73% for the nine months ended September 30, 2020. The decrease in the balance of our certificates of deposits of $8.5 million from $61.4 million for the nine months ended September 30, 2020, to $52.9 million for the nine months ended September 30, 2021, was primarily the result of a $9.8 million decrease in the average balance of certificates of deposit issued through brokers from $15.5 million for the nine months ended September 30, 2020 to $5.7 million for the nine months ended September 30, 2021, offset by an increase of $1.3 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 0.93% for the nine months ended September 30, 2021, as compared to 1.76% for the nine months ended September 30, 2020.

Interest expense on advances from the FHLB decreased $128,000 to $296,000 for the nine months ended September 30, 2021, from $424,000 for the nine months ended September 30, 2020, primarily as a result of a decrease in the average rate of 39 basis points from 1.89% for the nine months ended September 30, 2020, to 1.50% for the nine months ended September 30, 2021. During July 2020, the Company refinanced advances of $27.0 million from the FHLB to reduce the cost of borrowings. In addition, the average balance of the FHLB advances decreased $3.5 million to $26.3 million for the nine months ended September 30, 2021, from $29.8 million for the nine months ended September 30, 2020.

Interest expense on advances from the PPPLF increased $1,000 to $69,000 for nine months ended September 30, 2021 compared to $68,000 during the nine months ended September 30, 2020. The increase was primarily the result of a $7.3 million increase in the average balance in advances from the PPPLF to $30.1 million for the nine months ended September 30, 2021 from $22.8 million for the nine months ended September 30, 2020, offset by a decrease in average yield on advances from the PPPLF to 31 basis points for the nine months ended September 30, 2021, from 40 basis points for the same period in 2020.

Interest expense on subordinated debt was $157,000 for the nine months ended September 30, 2021. As previously discussed, on May 28, 2021, the Company sold and issued a $10.0 million in aggregate principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $3.3 million to $10.8 million for the nine months ended September 30, 2021, from $7.5 million for the nine months ended September 30, 2020. Our net interest-earning assets increased $26.7 million to $88.0 million for the nine months ended September 30, 2021, from $61.3 million for the nine months ended September 30, 2020. Our interest rate spread was 2.44% for the nine months ended September 30, 2021 compared to 2.47% for the nine months ended September 30, 2020.  Our net interest margin was 2.51% for the nine months ended September 30, 2021, compared to 2.64% for the nine months ended September 30, 2020.

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

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$392,892	$11,735	3.98%	$331,954	$9,329	3.75%
Interest-earning deposits with banks	147,976	134	0.12%	26,663	128	0.64%
Investment securities	30,834	505	2.18%	18,184	355	2.60%
Restricted investment in bank stock	1,822	66	4.86%	1,730	81	6.24%
Total interest-earning assets	573,524	12,440	2.89%	378,531	9,893	3.48%
Non-interest-earning assets	26,314			18,015
Total assets	$599,838			$396,546

Interest-bearing liabilities:
Demand deposits	$202,675	221	0.15%	$104,281	586	0.75%
Money market deposit accounts	86,236	380	0.59%	45,602	249	0.73%
Passbook and statement savings accounts	33,053	36	0.15%	26,200	32	0.16%
Checking accounts-Municipal	50,092	126	0.34%	27,061	242	1.19%
Certificates of deposit	52,871	370	0.93%	61,443	810	1.76%
Total deposits	424,927	1,133	0.36%	264,587	1,919	0.97%
Federal Home Loan Bank advances	26,317	296	1.50%	29,845	424	1.89%
Federal Reserve PPPLF advances	30,106	69	0.31%	22,784	68	0.40%
Subordinated debt	4,143	157	5.05%	—	—	—
Total interest-bearing liabilities	485,493	1,655	0.45%	317,216	2,411	1.01%
Non-interest-bearing liabilities:
Checking	61,444			39,192
Other	13,807			9,953
Total liabilities	560,744			366,361
Shareholders' Equity	39,094			30,185
Total liabilities and Shareholders' equity	$599,838			$396,546

Net interest income		$10,785			$7,482
Interest rate spread (2)			2.44%			2.47%
Net interest-earning assets (3)	$88,031			$61,315
Net interest margin (4)			2.51%			2.64%
Average interest-earning assets to average interest-bearing liabilities			118.13%			119.33%
(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended September 30, 2021 vs 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,652	$754	$2,406
Interest-earning deposits with banks	229	(223)	6
Investment securities	231	(81)	150
Restricted investment in bank stock	5	(20)	(15)
Total interest-earning assets	2,117	430	2,547
Interest-bearing liabilities:
Demand deposits	418	(783)	(365)
Money market deposit accounts	201	(70)	131
Passbook and statement savings accounts	9	(5)	4
Checking accounts-Municipal	164	(280)	(116)
Certificates of deposit	(80)	(360)	(440)
Total deposits	712	(1,498)	(786)
Federal Home Loan Bank advances	(38)	(90)	(128)
Federal Reserve PPPLF	22	(21)	1
Subordinated debt	157	—	157
Total interest-bearing liabilities	853	(1,609)	(756)
Change in net interest income	$1,264	$2,039	$3,303

Provision for Loan Losses

Provision for loan losses decreased by $341,000 to $644,000 for the nine months ended September 30, 2021, from $985,000 for the nine months ended September 30, 2020. Non-performing loans increased $1.7 million, or 73.9% from $2.3 million at December 31, 2020, to $4.0 million as of September 30, 2021, as a result of an increase in one construction loan totaling $1.9 million offset by a $195,000 decrease in one-to four-family residential real estate loans and a $31,000 decrease in medical education loans compared to December 31, 2020. There were charge-offs recorded of $210,000 and $8,000 received in recoveries for the nine months ended September 30, 2021, compared to charge-offs recorded of $514,000 and $1,000 received in recoveries for the nine months end September 30, 2020. Due to uncertainty of the changes in economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the allowance for loan losses across the loan portfolio.

Non-Interest Income

Non-interest income decreased $1.0 million to $11.3 million for the nine months ended September 30, 2021, from $12.3 million for the nine months ended September 30, 2020. The decrease in non-interest income compared to the same period in 2020 was primarily due to a $2.9 million decrease in change in fair value of loans held-for-sale and $2.4 million decrease on gain on derivative instruments, net offset by a $4.2 million increase in the gain on sale of loans. Fair value of loans held for sale decreased $2.9 million to ($626,000) for nine months ended September 30, 2021 compared to $2.3 million for the same period in 2020. Additionally, the gain on derivative instruments decreased $2.4 million to $55,000 for the nine months ended September 30, 2021, from $2.5 million for the nine months ended September 30, 2020. Offsetting these decreases, was a $4.2 million increase in gain on sale of loans, net to $11.2 million for the nine months ended September 30, 2021, compared to $7.0 million for the nine months ended September 30, 2020, primarily as a result of higher loan sales which increased $141.7 million from $363.0 million for the nine months ended September 30, 2020, to $504.7 million for the nine months ended September 30, 2021. There was $96,000 in gains on sale of available-for-sale securities, net for the nine months ended September 30, 2021, compared to $141,000 for nine months ended September 30, 2020.

Non-Interest Expense

Non-interest expense increased $2.6 million or 19.0% to $16.3 million for the nine months ended September 30, 2021, from $13.7 million for the nine months ended September 30, 2020. The increase was primarily as a result of an increase of $1.7 million in salaries and employee benefits, $309,000 in occupancy expenses, $271,000 in data processing related operations costs, $227,000 in federal deposit insurance premiums and $247,000 in professional fees offset by a decrease of $100,000 in other expenses.

Salaries and employee benefits expense increased by $1.7 million to $10.2 million for the nine months ended September 30, 2021, from $8.5 million for the nine months ended September 30, 2020. Salaries increased as Full Time Equivalent (“FTE“) employees increased to one-hundred forty-two FTEs as of September 30, 2021, from one-hundred eighteen FTEs as of September 30, 2020. The increase was primarily a result of the expansion of the Company’s lending and business banking operations. Data processing related operations costs increased $271,000, or 33.6% to $1.1 million for the nine months ended September 30, 2021, from $806,000 for the nine months ended September 30, 2020, as a result of expansion of locations, increased loan originations, increased information technology projects, and outsourcing of the PPP forgiveness process. Federal deposit insurance premiums increased $227,000 to $416,000 for the nine months ended September 30, 2021 from $189,000 from the nine months ended September 30, 2020, as the average balance of interest bearing deposits increased $160.3 million from $264.6 million for the nine months ended September 30, 2020 to $424.9 million for the nine months ended September 30, 2021. Occupancy expenses increased approximately $309,000 to $1.7 million for the nine months ended September 30, 2021, from $1.4 million for the nine months ended September 30, 2020, primarily because of increases in expenses related to leases of additional offices space compared to the same period in 2020.

Income Tax Expense

Income tax expense was $1.4 million for the nine months ended September 30, 2021, and September 30, 2020. Federal income taxes included in total taxes for the nine months ended September 30, 2021 and 2020 was $958,000 and $988,000, respectively, with effective federal tax rates of 18.8% and 19.3%.

For the nine months ended September 30, 2021 and 2020, Pennsylvania state tax was $341,000 and $406,000, respectively with effective rate of 6.7% and 7.9%, respectively. In addition, New Jersey state tax was $95,000 for the nine months ended September 30, 2021, compared to $29,000 for the nine months ended September 30, 2020.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing TDRs. Non-performing assets, including non-performing loans and other real estate owned, totaled $4.0 million, or 0.7% of total assets, at September 30, 2021. There were no non-accruing TDRs at September 30, 2021, and at December 31, 2020. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at September 30, 2021, and at December 31, 2020.

	At September 30,	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$737	$932
Construction	1,922	—
Consumer:
Medical education	1,291	1,322
Total non-accrual loans	3,950	2,254

Loans accruing past 90 days	—	—

Total non-performing loans	3,950	2,254

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$3,950	$2,254

Ratios:
Total non-performing loans to total loans receivable	1.25%	0.71%
Total non-performing loans to total assets	0.74%	0.26%
Total non-performing assets to total assets	0.74%	0.26%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$2,260	$1,845	$2,017	$1,437

Charge-offs:
Residential:
One- to four-family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education	(38)	(360)	(210)	(514)
Other	—	—	—	—
Total charge-offs	(38)	(360)	(210)	(514)

Recoveries:
Residential:
One- to four-family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	8	—	8	1
Other	—	—	—	—
Total recoveries	8	—	8	1

Net (charge-offs) recoveries	(30)	(360)	(202)	(513)
Provision for loan losses	229	424	644	985
Balance at end of period	$2,459	$1,909	$2,459	$1,909

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.12%	0.06%	0.18%
Allowance for loan losses to non-performing loans at end of period	62.25%	84.54%	62.25%	84.54%
Allowance for loan losses to total loans at end of period	0.78%	0.60%	0.78%	0.60%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of September 30, 2021, there were no brokered certificates of deposit outstanding. At December 31, 2020, the Company had $10.0 million, or 1.2% of total assets, of brokered certificates of deposit.  We also have the ability to borrow from the FHLB of Pittsburgh. Huntingdon Valley Bank had FHLB of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $91.0 million as of September 30, 2021. The Bank had advances from the PPPLF of $3.8 million as of September 30, 2021 and no new extensions of credit will be made under the PPPLF after July 30, 2021. Additionally, at September 30, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit equal to 95% of the fair value of collateral held by the Federal Reserve Bank, which was $567,000 at September 30, 2021. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank and the Federal Reserve Bank for the three ended September 30, 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $84.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.3 million at September 30, 2021. Please refer to the section titled COVID-19 Update for additional information.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $13.4 million for the nine months ended September 30, 2021, compared to net cash used in of $57.7 million for the nine months ended September 30, 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $15.5 million and $58.9 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. During the nine months ended September 30, 2021, there were $2.7 million available-for-sale securities sold compared to $4.9 million available-for-sale securities sold for the nine months ended September 30, 2020.  Net cash used in financing activities was $327.8 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $143.1 million for the nine months ended September 30, 2020, respectively. Net cash used in financing activities for the nine months ended September 30, 2021, consisted primarily of a decrease in deposits of $290.9 million and repayments of $44.9 million from the PPPLF offset by proceeds of $10.0 million from the issuance of subordinated debt. Net cash provided by financing activities for the nine months ended September 30, 2020, consisted primarily of increases in deposits of $87.3 million and proceeds of $57.7 million in proceeds from the PPPLF.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2021, totaled $25.2 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2021, and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015, for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2021, the Bank met all the capital adequacy requirements to which it was subject. At September 30, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. In June 2021, the Company infused $5.0 million to the Bank as Tier 1 capital. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2021 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk-based capital (to risk-weighted assets)	$47,366	13.5%	$>28,028	> 8.0%	$>35,035	>10.0%
Tier 1 capital (to risk-weighted assets)	44,907	12.8	>21,021	> 6.0%	>28,028	> 8.0%
Tier 1 capital (to average assets)	44,907	8.6	>20,824	> 4.0%	>26,030	> 5.0%
Tier 1 common equity (to risk -weighted assets)	44,907	12.8	>15,766	> 4.5%	>22,773	> 6.5%

As of December 31, 2020
Total risk-based capital (to risk-weighted assets)	$37,848	13.4%	$>22,576	> 8.0%	$>28,221	>10.0%
Tier 1 capital (to risk-weighted assets)	35,831	12.7	>16,932	> 6.0%	>22,576	> 8.0%
Tier 1 capital (to average assets)	35,831	7.4	>19,449	> 4.0%	>24,311	> 5.0%
Tier 1 common equity (to risk -weighted assets)	35,831	12.7	>12,699	> 4.5%	>18,343	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of September 30, 2021, and December 31, 2020, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016, through December 31, 2019, above its minimum risk-based capital requirements. As of September 30, 2021, the Bank is required to maintain a capital conservation buffer of 2.50%. At September 30, 2021, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had outstanding commitments to originate loans of $73.9 million, unused lines of credit totaling $63.4 million and $655,000 in stand-by letters of credit outstanding. We had $47.0 million outstanding in letters of credit issued by the FHLB to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021, totaled $25.2 million of total deposits. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2021.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2021, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2021 are set forth in the table below:

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021- July 31, 2021	—	$—	—	103,922
August 1, 2021- August 31, 2021	—	—	—	103,922
September 1, 2021- September 30, 2021	344	20.94	344	103,578
Total	344	$20.94	344

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

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: November 12, 2021	By:	/s/ Travis J. Thompson
Travis J. Thompson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2021	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)