Form 10-K
period 2021-12-31
HV Bancorp, Inc.
filed 2022-03-28
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $36,553,994.

As of March 10, 2022, there were 2,272,625 shared issued and 2,164,294 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This annual report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 7- “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  HV Bancorp, Inc. (the "Company" or "HV Bancorp") wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results.  The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates and changes in the duration of interest-earning assets and interest-bearing liabilities could negatively impact net interest income;  (ii) adverse changes in the economy, either nationally or in our markets, including, without limitation, the adverse and ongoing effects inflation and of the COVID-19 pandemic on the global, national, and local economy, which may affect the Company’s credit quality, revenue, and business operations; and government and business responses there to, specifically the effect on loan customers to repay loans (iii) acts of war or terrorism, (iv) potential impacts to the Company from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses, (iv) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (v) changes in consumer spending could negatively impact the Company's credit quality and financial results; (vi) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (vii) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (viii) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (ix) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (x) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (xi) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Company's financial results; (xii) our ability to enter new markets successfully and capitalize on growth opportunities; and (xiii) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than issuing a subordinated note, investment in securities and owning the common stock of the Bank and having deposits in the Bank. The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) at a Special Meeting of Shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the Plan. In addition, the Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units (see Note 13 of the Audited Consolidated Financial Statements for further discussion). At December 31, 2021, HV Bancorp, Inc. had total consolidated assets of $560.1 million, total consolidated deposits of $464.0 million, and total consolidated shareholders’ equity of $42.6 million. Our executive offices are located at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

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

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans) and other commercial business, construction  loans and, to a lesser extent, home equity loans and home equity lines of credit (“HELOCs”) and consumer loans. Additionally, we originated loans as participants in the Paycheck Protection Program (“PPP”) as well as the Main Street Lending Program in 2020.

We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank advances, and principal and interest payments on loans and securities. Additionally, in 2020, we participated in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which provided funding for the origination of Round 1 PPP loans.

Our website address is www.myhvb.com.  Information on this website should not be considered a part of this annual report.

The Company maintains a website on the Internet at www.hvbancorp.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation's Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company's Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The Company's SEC filings can also be obtained on the SEC's website on the Internet at http://www.sec.gov.

COVID-19

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, disruptions in the global supply chains and increased unemployment levels. In 2021, some of these issues continued in particular impacts to the global supply chains and the workforce was impacted through more employee resignations resulting in higher wages across many industries. For discussion regarding the impact of the COVID-19 pandemic on our financial results, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market Area

We are headquartered in Doylestown, Pennsylvania, which is located in the northeast suburban area of metropolitan Philadelphia. We primarily serve communities located in Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware.

Our markets are demographically attractive, close to the business and financial district of Center City Philadelphia, and within commuting distance of Northern New Jersey and New York City. Philadelphia, Montgomery, and Bucks Counties comprise the 1st, 3rd and 4th largest counties in Pennsylvania, respectively, Burlington County is the 11th largest county in New Jersey and New Castle County is the largest county in Delaware. The following table shows key demographics for our markets.

	Delaware	Pennsylvania			New Jersey
	New Castle County	Philadelphia County	Montgomery County	Bucks County	Burlington County
Unemployment (December 2021)	4.1%	6.4%	3.3%	3.6%	4.0%
Median Household Income (2016-2020 United States Census)	$75,275	$49,127	$93,518	$93,181	$90,329
Estimated Population (United State Census April 2020)	570,719	1,603,797	856,553	646,538	461,860

As of 2020, the Philadelphia metropolitan area is the eighth largest total gross metropolitan product in the United States and is home to many universities and colleges.  The economy of our market area is heavily based on education, life sciences and social services. The city of Philadelphia is home to many Fortune 500 companies, including cable television and internet provider Comcast; insurance company Lincoln Financial Group; and food services company Aramark.

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

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, construction loans and, to a lesser extent, home equity loans and home equity lines of credit and consumer loans. Our primary business has been the origination of one- to four-family residential real estate loans, of which 56.2% were adjustable-rate loans and 43.8% were fixed-rate loans as of December 31, 2021 and the sale of one- to four-family residential real estate loans. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition.  The following tables sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$106,335	32.38%	$141,891	44.74%
Home equity & HELOCs	3,172	0.97	3,993	1.26
Commercial real estate	116,882	35.60	68,705	21.67
Commercial business	30,164	9.19	24,152	7.62
SBA PPP loans	22,912	6.98	64,380	20.30
Main Street Lending Program	1,605	0.49	1,556	0.49
Construction	42,866	13.05	7,299	2.30
Consumer and other:
Medical education	4,409	1.34	5,105	1.61
Consumer	17	—	33	0.01
Total loans receivable	328,362	100.00%	317,114	100.00%
Deferred loan origination costs	(791)		(1,286)
Allowance for loan losses	(2,368)		(2,017)
Total loans receivable, net	$325,203		$313,811

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the one year or less.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One Year or Less	After One to Five Years	After Five years through 15 Years	After 15 years	Total
	(In thousands)
Residential:
One- to four-family	$—	$125	$7,095	$99,115	$106,335
Home equity & HELOCs	85	71	910	2,106	3,172
Commercial real estate	27,083	59,689	29,492	618	116,882
Commercial business	25,709	1,219	3,236	—	30,164
SBA PPP loans	1	22,911	—	—	22,912
Main Street Lending Program	—	1,605	—	—	1,605
Construction	22,270	16,356	1,414	2,826	42,866
Consumer and other:
Medical education	1	100	4,308	—	4,409
Consumer	17	—	—	—	17
Total loans receivable	$75,166	$102,076	$46,455	$104,665	$328,362

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021:

	Fixed					Adjustable
(In thousands)	One Year or Less	After One to Five Years	After Five years through 15 Years	After 15 Years	Total	One Year or Less	After One to Five Years	After Five years through 15 Years	After 15 Years	Total
Residential:
One- to four-family	$—	$43	$6,553	$53,158	$59,754	$—	$82	$542	$45,957	$46,581
Home equity & HELOCs	—	71	62	36	169	85	—	848	2,070	3,003
Commercial real estate	5,045	51,513	3,761	618	60,937	22,038	8,177	25,730	—	55,945
Commercial business	3,990	1,139	1,600	—	6,729	21,718	80	1,637	—	23,435
SBA PPP loans	1	22,911	—	—	22,912	—	—	—	—	—
Main Street Lending	—	—	—	—	—	—	1,605	—	—	1,605
Construction	7,916	3,913	—	1,612	13,441	14,354	12,442	1,414	1,215	29,425
Consumer and Other:
Medical education	—	—	—	—	—	1	100	4,308	—	4,409
Consumer	17	—	—	—	17	—	—	—	—	—
Total	$16,969	$79,590	$11,976	$55,424	$163,959	$58,196	$22,486	$34,479	$49,242	$164,403

One- to Four-Family Residential Real Estate Lending.  At December 31, 2021, we had $106.3 million of loans secured by one- to four-family residential real estate, representing 32.4% of our total loan portfolio.  In addition, at December 31, 2021, we had $40.5 million of residential mortgages held for sale.  We originate fixed-rate one- to four-family residential real estate loans as well as adjustable-rate loans depending on market conditions and borrower preferences.  At December 31, 2021, 56.2% of our one- to four-family residential real estate loans were fixed-rate loans, and 43.8% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2021 was generally $548,250 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At December 31, 2021, we had $50.7 million in jumbo loans, which represented 47.7% of our one- to four-family residential real estate loans. Of the $50.7 million in jumbo loans, 64.5% or $32.7 million were variable jumbo loans and 35.5% or $18.0 million were fixed jumbo loans. Our average loan size for jumbo loans was $781,000 at December 31, 2021.  We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Most of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At December 31, 2021, outstanding home equity loans and equity lines of credit totaled $3.2 million, or 1.0% of total loans outstanding.  At December 31, 2021, the unadvanced portion of home equity lines of credit totaled $8.9 million.  At December 31, 2021, $2.2 million of our home equity loans and lines of credit were in a junior lien position.

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

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At December 31, 2021, we had $116.9 million in commercial real estate loans, representing 35.6% of our total loan portfolio.  Our commercial real estate loans generally have initial terms of five years and amortization terms of  20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75-80%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate  multi-family loans generally secured by multi-family buildings. At December 31 2021, the average loan balance of our outstanding commercial real estate loans was $676,000, and the largest of such loans was a $6.1 million loan secured by commercial real estate and the business assets of two restaurants. This loan was performing in accordance with its terms at December 31, 2021.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service, amortization, and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  We generally require a debt service ratio of at least 1.20x.  All commercial real estate loans are appraised by outside independent appraisers and reviewed by an outside appraisal management firm, all of whom are reviewed by the board of directors.

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

Commercial Business Lending.  At December 31, 2021, we had $30.2 million of commercial business loans, representing 9.2% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction Lending.  We originate construction loans for the purchase of raw land and for the associated construction of commercial properties along with multi and single-family residences.  Construction loans provide for the payment of interest only during the construction phase, which is usually twelve months with optional six-month extensions. In many cases the project will include a cash interest reserve set aside in a bank-controlled deposit account to fund these payments through project completion.  At the end of the construction phase, many of the loans convert to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser and review by our third-party appraisal review firm. On construction loans greater than $1 million, we generally require a plan and cost review by a qualified company to verify construction costs are within market costs and to limit project estimation errors.  We also review and engage third-party inspectors to verify the completed work on projects prior to disbursement of funds during the term of the construction loan. At December 31, 2021, we had $42.9 million of construction loans, representing 13.1% of our total loan portfolio.  At December 31, 2021, our largest construction loan was a $5.0 million commercial loan secured by commercial property as well as assignment of rents and leases that was performing in accordance with its original terms at December 31, 2021.

The maximum loan-to-value of these loans generally is the lesser of 80% of cost or appraised value for owner-occupied properties, and the lesser of 75% of cost or appraised value for investment properties.  Personal guarantees are generally required on all such projects.

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

Small Business Association (“SBA”) PPP. In April 2020, we began accepting and processing applications for loans under the PPP implemented by the SBA with support from the Department of Treasury under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2021, the Company had a total outstanding balance of approximately $22.9 million for round 1 and 2 of PPP. The PPP loans have a two-year to four-year term and earn interest at 1%. The SBA fully guarantees the principal and interest, unless the lender violated an obligation under the agreement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.”

Main Street Lending Program. In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At December 31, 2020, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding at December 31, 2021 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Medical Education Lending. In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2021, the balance of the private education loans was $4.4 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2021, there was one loan with a balance of approximately $39,000 that was past due 90 days or more. There are certain medical education loans for which a forbearance status has been granted and, while not past due, are classified as non-performing in the amount of $986,000. Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months.

Consumer Lending. At December 31, 2021, our consumer loan portfolio totaled $17,000 consisting of consumer overdraft accounts.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our Statement of Financial Condition as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2021, we sold $670.6 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2021, we had five participation loans for $2.9 million in which we were not the lead lender, of which one loan was not performing in accordance with the loans’ original terms at December 31, 2021. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

In November 2017, we purchased a $7.8 million portfolio of private education loans made to American citizens attending AMA approved medical schools in Caribbean nations. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2021, the balance of the private education loans was $4.4 million.

The following table shows our loan originations, sales and repayment activities for the year ended December 31, 2021 and 2020 including loans held for sale.

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Total loans at beginning of year (1)	$400,663	$293,002
Loan originations:
Residential:
One- to four-family (1)	627,074	647,913
Home equity & HELOCs	3,000	—
Commercial real estate	69,699	51,167
Commercial business	12,731	1,257
SBA PPP loans	50,801	76,080
Main Street Lending Program	—	31,112
Construction	70,507	2,098
Consumer loans	17	33
Total loans originated	833,829	809,660
Loans Purchased	—	—
Sales and loan principal repayments:
Principal repayments	209,855	114,509
Loan sales	655,795	587,490
Net loan activity	(31,821)	107,661
Total loans at end of year (1)	$368,842	$400,663

(1)	Includes loans held for sale.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $7.2 million as of December 31, 2021.  At December 31, 2021, our largest credit relationship was $7.7 million which consisted of a $4.5 million of commercial business loans secured by equipment and business assets and $3.2 million of PPP loans which are excluded from the calculation. At December 31, 2021, this loan was performing in accordance with its current terms.

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

The following limitations apply to originations of loans.  An underwriter may approve loans up to $400,000 or FHA loan limit, and an executive vice president, assistant vice president or senior underwriter officer may approve loans up to $650,000 or FHA loan limit. The Executive Management Committee must approve loans in excess of $650,000.  The board of directors must approve loans in excess of $900,000 that are exceptions to the Bank’s lending policy.

Delinquencies, Non-Performing Assets and Classified Assets

Delinquency Procedures. When a loan is 15 days past due, we send the borrower a late notice. We generally also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2021
Residential:
One- to four-family	7	$1,292	2	$137	7	$680	16	$2,109
Home equity & HELOCs	—	—	—	—	1	68	1	68
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	1	95	—	—	—	—	1	95
SBA PPP loans	—	—	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—	—	—
Construction	—	—	—	—	1	1,168	1	1,168
Medical education	9	452	6	605	1	39	16	1,096
Consumer	—	—	—	—	—	—	—	—
Total	17	$1,839	8	$742	10	$1,955	35	$4,536

At December 31, 2020
Residential:
One- to four-family	4	$543	2	$186	7	$571	13	$1,300
Home equity & HELOCs	1	38	—	—	—	—	1	38
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Medical education	4	169	8	951	3	81	15	1,201
Consumer	—	—	—	—	—	—	—	—
Total	9	$750	10	$1,137	10	$652	29	$2,539

Non-Performing Loans.  Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At December 31, 2021, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. Generally, the loan may be restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest income that would have been recorded for the year ended December 31, 2021 had non-accruing loans been current according to their original terms amounted to $102,000.  We recognized $41,000 of interest income for these loans for the year ended December 31, 2021.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had no other real estate owned at December 31, 2021 and 2020.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at December 31, 2021 and 2020. We had no accruing loans past due 90 days or more at December 31, 2021 and 2020. Additionally, we had no non-accruing troubled debt restructurings at December 31, 2021 and 2020.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,064	$932
Home equity & HELOCs	68	—
Commercial:
Commercial real estate	—	—
Commercial business	95	—
SBA PPP Loans	—	—
Main Street Lending Program	—	—
Construction	1,168	—
Consumer:
Medical education	1,358	1,322
Total non-accrual loans	3,753	2,254

Loans accruing past 90 days:
Consumer and other:
Medical education	—	—

Total non-performing loans	3,753	2,254

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$3,753	$2,254

Ratios:
Total non-performing loans to total loans	1.14%	0.71%
Total non-performing loans to total assets	0.67%	0.26%
Total non-performing assets to total assets	0.67%	0.26%

Total non-performing loans increased to $3.8 million, or 1.14% of total loans, at December 31, 2021 from $2.3 million, or 0.71% of total loans, at December 31, 2020 as a result of an increase of $1.2 million in one construction loan, a $132,000 increase in one-to four-family residential real estate loans and a $95,000 increase in commercial business loans compared to December 31, 2020. Non-performing one- to four-family residential real estate loans totaled $1.1 million at December 31, 2021.  Non-performing medical education loans totaled $1.4 million at December 31, 2021. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months. There were no non-performing commercial real estate loans at December 31, 2021.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At December 31, 2021, we had $1.5 million of loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2021 and 2020.  The classified assets total at December 31, 2021 includes $3.8 million of non-performing loans.

	At December 31,
	2021	2020
	(In thousands)
Classified assets:
Substandard	$4,005	$2,696
Doubtful	—	—
Loss	—	—
Total classified assets	$4,005	$2,696
Special Mention	$1,537	$194
Total criticized assets	$5,542	$2,890

The increase of $1.3 million in classified assets was primarily due to increases of $1.2 million increase in one substandard construction loan, $132,000  in substandard one- to four-family residential real estate loans and $68,000 in substandard home equity loans and HELOCs offset by a decrease of $119,000 in substandard commercial real estate loans. Substandard assets at December 31, 2021 consisted of $3.8 million in non-accrual loans and $1.7 million in loans that were performing.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses at the dates indicated.

	At or for the Year Ended December 31,	At or for the Year Ended December 31,
	2021	2020
(Dollars in thousands)
Balance at beginning of year	$2,017	$1,437

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	(210)	(529)
Other	—	—
Total charge-offs	(210)	(529)

Recoveries:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:	—	—
Medical education	8	1
Total recoveries	8	1

Net (charge-offs) recoveries	(202)	(528)
Provision for loan losses	553	1,108
Balance at end of year	$2,368	$2,017

Net charge-offs to average loans outstanding:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	0.06%	0.18%

Other	—	—
Total net charge-offs	0.06%	0.18%

Credit quality ratios:
As a percentage of total loans at end of year:
Allowance for loan losses	0.72%	0.64%
Nonaccrual loans	1.14%	0.71%
Nonperforming loans	1.14%	0.71%
Allowance for loan losses to non-accrual loans	63.10%	89.49%
Allowance for loan losses to non-performing loans	63.10%	89.49%

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

	At December 31,
	2021			2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$322	13.60%	32.38%	$637	31.58%	44.74%
Home equity & HELOCs	8	0.34	0.97	15	0.74	1.26
Commercial:
Commercial real estate	819	34.59	35.60	519	25.73	21.67
Commercial business	341	14.40	9.19	280	13.88	7.62
SBA PPP Loans	—	—	6.98	—	—	20.30
Main Street Lending Program	27	1.14	0.49	27	1.34	0.49
Construction	460	19.42	13.05	74	3.67	2.30
Consumer:
Consumer		—	—	—	—	0.01
Medical education	391	16.51	1.34	368	18.25	1.61
Total allocated allowance	2,368	100.00	100.00	1,920	95.19	100.00
Unallocated allowance	—	—	—	97	4.81	—
Total allowance for loan losses	$2,368	100.00%	100.00%	$2,017	100.00%	100.00%

At December 31, 2021, our allowance for loan losses represented 0.72% of total loans and 63.10% of non-performing loans.  There were $202,000 in net loan charge-offs during the year ended December 31, 2021.

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
•

improve our interest rate risk management by providing a method for maintaining an appropriate balance between the sensitivity to changes in interest rates of 1) interest income from loans and investments; and 2) interest expense from deposits and borrowings;

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

The available-for-sale portfolio, which is carried at fair value, totaled $44.5 million, or 7.9% of total assets at December 31, 2021.

United States Governmental Agency Securities. We maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings. At December 31, 2021, United States government and agency securities consisted of a fixed-rate Small Business Administration (“SBA”) Participation Certificates which had a zero-risk weighting for capital purposes and three United States agency securities.

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

Ginnie Mae is a government agency within the Department of Housing and Urban Development and is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. government with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.

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

	At December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale:
U.S. Governmental securities	$3,596	$3,512	$377	$391
Corporate notes	18,805	18,867	9,454	9,600
Collateralized mortgage obligations	7,754	7,664	3,819	3,851
Mortgage-backed securities- agency residential	7,656	7,543	5,608	5,689
Municipal securities	6,412	6,419	2,924	2,971
Bank certificates of deposit	499	507	999	1,016
Total securities available-for-sale	$44,722	$44,512	$23,181	$23,518

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Governmental securities	$—	—%	$2,063	0.88%	$999	1.00%	$534	1.60%	$3,596	$3,512	1.02%
Corporate notes	1,006	2.75	5,499	1.65	12,300	4.14	—	—	18,805	18,867	3.34
Collateralized mortgage obligations	—	—	—	—	992	0.60	6,762	1.39	7,754	7,664	1.29
Mortgage-backed securities	—	—	—	—	—	—	7,656	1.70	7,656	7,543	1.70
Municipal securities	—	—	500	0.95	1,125	1.04	4,787	1.82	6,412	6,419	1.61
Bank certificates of deposit	250	0.63	249	2.42	—	—	—	—	499	507	1.52
Total securities available-for-sale	$1,256	2.33%	$8,311	1.44%	$15,416	3.48%	$19,739	1.62%	$44,722	$44,512	2.25%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We may also use borrowings, primarily Federal Home Loan Bank of Pittsburgh advances to supplement cash flow needs, as necessary.  In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, money market accounts, certificates of deposit and checking accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  At December 31, 2021, our core deposits, which are deposits other than certificates of deposit, were $431.8 million, representing 93.1% of total deposits. As of December 31, 2021, there were no brokered certificates of deposits outstanding.

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

The following table sets forth the distribution of average interest-bearing deposits by account type for the dates indicated.

	For the Year Ended December 31,			For the Year Ended December 31,
	2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

Deposit type:
Demand deposits-interest-bearing accounts	$178,279	44.42%	0.18%	$119,277	41.26%	0.68%
Money market deposit accounts	89,460	22.29%	0.57%	50,733	17.55%	0.70%
Passbook and statement savings accounts	34,003	8.47%	0.14%	26,851	9.29%	0.16%
Checking accounts	51,463	12.82%	0.33%	30,523	10.56%	1.00%
Certificates of deposit	48,129	12.00%	0.90%	61,688	21.34%	1.60%
Total interest-bearing deposits	$401,334	100.00%	0.37%	$289,072	100.00%	0.87%

As of December 31, 2021 and 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $7.1 million and $13.4 million.  The following table sets forth the maturity of those certificates as of December 31, 2021 and 2020.

	At December 31, 2021	At December 31, 2020
	(In thousands)	(In thousands)
Three months or less	$331	$258
Over three months through six months	1,632	2,049
Over six months through one year	4,129	7,579
Over one year to three years	983	3,529
Over three years	—	—
Total	$7,075	$13,415

As of December 31, 2021 and 2020, the total of uninsured deposits of the Company was $150.7 million and $443.1 million, respectively. Total uninsured deposits is calculated based on individual deposits over $250,000 and reflects the portion of a customer’s deposit  that exceeds the applicable FDIC insurance coverage for that depositor.

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans as well as advances from the Federal Reserve’s PPPLF. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2021, we had $27.0 million in advances from the Federal Home Loan Bank of Pittsburgh.  At December 31, 2021, based on available collateral, our ownership of Federal Home Loan Bank of Pittsburgh stock and deposit letters of credit outstanding, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $50.6 million. Additionally, at December 31, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bancshares, Inc. (“ACBI”). We have not borrowed against the credit lines with the ACBI during the year ended December 31, 2021.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

Federal Reserve’s PPPLF Borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2021	December 31, 2020
05/18/20	04/13/22	Fixed Rate	0.350%	$—	$2,025
05/18/20	04/08/22	Fixed Rate	0.350%	—	6,237
05/19/20	04/15/22	Fixed Rate	0.350%	—	4,031
05/19/20	04/14/22	Fixed Rate	0.350%	10	1,895
05/21/20	04/15/22	Fixed Rate	0.350%	2,785	7,042
05/21/20	04/18/22	Fixed Rate	0.350%	—	808
05/21/20	04/19/22	Fixed Rate	0.350%	70	466
05/22/20	04/20/22	Fixed Rate	0.350%	—	4,395
05/29/20	04/21/22	Fixed Rate	0.350%	249	5,507
05/29/20	04/22/22	Fixed Rate	0.350%	—	6,889
05/29/20	04/29/22	Fixed Rate	0.350%	—	140
07/27/20	05/04/22	Fixed Rate	0.350%	5	9,247
				$3,119	$48,682

FHLB long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2021	December 31, 2020
07/07/20	07/07/25	Fixed Rate	0.851%	$26,431	$26,269
				$26,431	$26,269

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

Subsidiary Activities

Huntingdon Valley Bank is a wholly-owned subsidiary of HV Bancorp.  Huntingdon Valley Bank has a wholly-owned subsidiary, HVB Investment Management Inc. formed under the laws of the state of Delaware, as an investment company subsidiary to hold and manage certain investments. HVB Investment Management Inc. became operational in January 2021.

Employees

As of December 31, 2021, we had 143 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. On September 17, 2019, the board of the FDIC passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and reverted back to the existing 9 percent ratio effective January 1, 2022.

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

As noted above, the EGRRCPA will eliminate these requirements for savings banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio. On September 17, 2019, the board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule will go into effect January 1, 2020. On April 6, 2020, the FDIC, Board of Governors of the Federal Reserve System, and Office of the Comptroller of the Currency issued two interim final rules that make changes to the community bank leverage ratio framework and implemented Section 4012 of the CARES Act. These changes related to the minimum Tier 1 leverage ratio that can be used to take advantage of the simplified community bank leverage ratio framework. The two interim final rules are applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The lower Tier 1 leverage ratio modification is temporary to 8% and reverted back to the existing 9 percent ratio effective January 1, 2022.

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

Federal Home Loan Bank System

Huntingdon Valley Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Huntingdon Valley Bank was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Huntingdon Valley Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of December 31, 2021, no impairment has been recognized.

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

Taxable Distributions and Recapture. At December 31, 2021, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Net Operating Loss Carryovers.  The Tax Act repealed carrying back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Act provides for the indefinite carryforward of federal net operating losses arising in tax years ending after 2017.  Also as a result of The Tax Act, net operating losses arising in tax years after 2017 may only reduce 80 percent of a taxpayer’s taxable income in carryforward years.  At December 31, 2021, Huntingdon Valley Bank had no federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At December 31, 2021, Huntingdon Valley Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at December 31, 2021.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.Properties

As of December 31, 2021, the net book value of our office properties (including leasehold improvements) was $1.8 million. As of December 31, 2021, the Company and Bank owned and leased buildings in the normal course of business. It leases its administrative headquarters at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania. As of December 31, 2021, the Bank owned one property and leased twelve properties.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of December 31, 2021 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of March 16, 2022 was 715.  Certain shares of HV Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

During the year ended December 31, 2021 and 2020, the Company did not pay a cash dividend per share.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid again or that, if paid, will not be reduced.

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

The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference. During April 2019, a stock repurchase plan was approved to purchase up to 100,000 shares of the Company’s outstanding common stock. Further, in February 2021, the Board of Directors approved a plan to repurchase in the open market and privately negotiated transactions, up to 100,000 shares of the Company’s outstanding common stock. This plan supplements the previous repurchase plan. During the quarter end December 31, 2021, 5,133 shares at an average cost of $22.68 per share had been repurchased.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—	103,578
November 1, 2021 - November 30, 2021	418	21.43	418	103,160
December 1, 2021- December 31, 2021	4,715	22.79	4,715	98,445
Total	5,133	$22.68	5,133

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

Item 6.  [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition as of December 31, 2021and 2020, and our results of operations for the year ended December 31,2021 and 2020, respectively.  This section should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements that appear beginning on page 48 of this annual report.

Overview

HV Bancorp, Inc.,through the Bank, provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our seven full-service banking offices located in Plumsteadville, Philadelphia, Warrington and Huntingdon Valley, Pennsylvania and Mount Laurel, New Jersey. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania, and Wilmington, Delaware; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), construction loans, home equity loans and lines of credit and, to a lesser extent, consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and principal and interest payments on loans and securities.

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

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our consumer and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are to:

•

Continue to Originate and Sell Certain Residential Real Estate Loans.  Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended December 31, 2021, we originated $614.1 million in one- to four-family residential real estate loans held for sale, selling $670.6 million in one- to four-family residential real estate loans held for sale for gains on sale of $14.9 million. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. We also intend to hold an appropriately sized portfolio of jumbo adjustable-rate one- to four-family residential real estate loans in order to increase interest income and help manage our interest rate risk. At December 31, 2021, we had $32.8 million in jumbo one- to four-family residential real estate loans, which represented 30.8% of our one- to four-family residential real estate loan portfolio compared to $73.8 million or 52.0% of our one- to four-family residential real estate loan portfolio at December 31, 2020.

•

Increase Commercial Real Estate and Commercial business. In 2019, we established a new business banking division which greatly expanded the Bank’s commercial real estate and commercial business portfolios.  The inclusion of commercial real estate and commercial business loans may increase the yield on the loan portfolio and should help reduce interest rate risk while maintaining what we believe are conservative underwriting standards.

34

•

Maintain High Asset Quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan servicing personnel and the stability of the local economy.  At December 31, 2021, our non-performing assets to total assets ratio was 1.14%. Because a substantial amount of our loans are secured by real estate, the level of our non-performing loans has been low in recent years. We adhere to a credit culture that is supported by strong underwriting standards and believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Maintain Level of Core Deposits.  We plan to continue to market our transaction and savings accounts, emphasizing our high-quality, personalized customer service coupled with customer-facing technologies. We also offer the convenience of technology-based products, such as remote deposit capture, internet banking, mobile banking and mobile capture. Our ratio of core (non-time) deposits to total deposits was 93.1% at December 31, 2021.

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

Investment Securities. Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not it will be required to sell the security prior to an anticipated recovery of fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit losses) and (b) the amount of the total other-than-temporary impairment related to other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

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

COVID-19 UPDATE

Paycheck Protection Program (“PPP”)

The Company participated in two rounds of the United States Small Business Administration’s (“SBA”) PPP, successfully processing over 800 applications totaling approximately $126.0 million. As of December 31, 2021, the Company with an outstanding PPP balance of $22.9 million. For the years ended December 31, 2021 and 2020, the Company recognized approximately $3.2 million and $528,000, respectively in fees and interest income related to the PPP loan. Through mid-March 2022, the Company received approximately $115.6 million in PPP forgiveness from the SBA. The processing fee income is deferred and recognized over the contractual life of the loan or accelerated if the loan is forgiven. The PPP loans have a two-year to four-year term and earn interest at 1%. The SBA fully guarantees the principal and interest, unless the lender violated an obligation under the agreement. The Company did not include the PPP loans in the allowance for loan loss calculation as loan losses, if any, are anticipated to be immaterial.

Main Street Lending Program

In December 2020, the Company participated in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program ended on January 8, 2021. At December 31, 2020, the Company funded approximately $31.1 million in loans. The Company retained approximately 5% or $1.6 million outstanding balance at December 31, 2021 and 2020 as 95% of the originated loans were sold to the Federal Reserve of Boston as part of the program.

Deferral Requests

The Company has worked with the customers impacted by COVID-19 to provide short-term assistance up to nine months in accordance with regulatory guidelines.  Commercial borrowers requesting assistance have been offered either a 90-day principal and interest deferral or a 90-day interest only with a potential deferral of up to two additional months.  These deferrals do not constitute Troubled Debt Restructurings (“TDRS”) because they met the requirements under section 4013 of the CARES Act. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Residential borrowers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral. As of December 31, 2021, the Company had no deferral requests compared to two residential one-to four-family loan deferral requests and one commercial real estate loan deferral request totaling $1.8 million in outstanding loans as of December 31, 2020.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets

Total assets decreased $301.5 million, or 35.1% to $560.1 million at December 31, 2021, from $861.6 million at December 31, 2020. The decrease was primarily the result of decreases of $293.8 million in cash and cash equivalents and $43.0 million in net loans held for sale, offset by increases of $21.0 million in investment securities, $11.4 million in loans receivable, net, $1.4 million in mortgage servicing rights, $1.0 million in right-of-use assets, and $1.5 million in other assets. Cash and cash equivalents decreased $293.8 million to $120.8 million at December 31, 2021, from $414.6 million at December 31, 2020, as a result of anticipated outflows of retail deposits from certain accounts as discussed below.

Cash and cash equivalents

Cash and cash equivalents decreased $293.8 million to $120.8 million at December 31, 2021 from $414.6 million at December 31, 2020. In December 2020, the Company experienced a decrease in cash as a result of a decrease in retail deposits in our core deposits from certain accounts which were temporary and that a significant portion were dispersed during the first quarter of 2021.

Investment Securities

Investment securities increased by $21.0 million, or 89.4% to $44.5 million at December 31, 2021 from $23.5 million at December 31, 2020. The increase was primarily due to was primarily due to purchase of $33.3 million of primarily of mortgage-backed, U.S governmental and agency securities and corporate notes offset by $11.8 million in proceeds from sales and maturities and principal repayments during the year ended December 31, 2021, and a $547,000 net unrealized loss on available-for-sale securities.

Net Loans

Net loans increased $11.5 million to $325.3 million at December 31, 2021, from $313.8 million at December 31, 2020. Commercial real estate loans increased by $48.2 million to $116.9 million at December 31, 2021, from $68.7 million at December 31, 2020. Construction loans increased $35.6 million to $42.9 million at December 31, 2021, from $7.3 million at December 31, 2020. Finally, commercial business loans increased by $6.0 million to $30.2 million at December 31, 2021, from $24.2 million at December 31, 2020. Offsetting these increases, was a $35.6 million decrease in one- to four-family residential real estate loans from $141.9 million at December 31, 2020, to $106.3 million at December 31, 2021, and a $821,000 decrease in home equity and HELOC loans from $4.0 million at December 31, 2020, to $3.2 million at December 31, 2021. The Company participated in round 1 and 2 of PPP, processing over 800 applications totaling approximately $126.0 million. As of December 31, 2021, the Company with an outstanding PPP balance of $22.9 million. Through mid-March 2022, the Company received approximately $115.6 million in PPP forgiveness from the SBA.

.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2021, the balance of the private education loans was $4.4 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2021, there was one loan with a balance of approximately $39,000 that was past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $43.0 million to $40.5 million at December 31, 2021 from $83.5 million at December 31, 2020. This decrease was primarily a result of originations of $614.1 million of one- to four-family residential real estate loans during the year ended December 31, 2020 and net of principle sales of $670.6 million of loans in the secondary market during this same period.

Deposits

Deposits decreased $266.8 million, or 36.5%, to $464.0 million at December 31, 2021, from $730.8 million at December 31, 2020. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) decreased $236.9 million, or 35.4%, to $431.8 million at December 31, 2021, from $668.7 million at December 31, 2020, as there was an anticipated decrease in certain retail accounts in our core deposits during the first quarter of 2021. Certificates of deposit decreased $29.9 million, or 48.1%, to $32.2 million at December 31, 2021, from $62.1 million at December 31, 2020, because of decreases of $10.0 million of certificates of deposit issued through brokers and $19.9 million in retail certificates of deposit.

Advances from the Federal Home Loan Bank

During July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowing. The Company incurred a prepayment fee of $810,000. The advances of $27.0 million were refinanced to a five-year term at 85 basis points with an effective rate of 1.45% including the impact of the prepayment fee.  The refinancing was accounted for as a loan modification. As of December 31, 2021 and December 31, 2020, the Company had $26.4 million and $26.3 million in advances outstanding.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”)

Advances from the Federal Reserve PPPLF decreased $45.6 million from $48.7 million at December 31, 2020 to $3.1 million at December 31, 2021, as a result of repayments from PPP loan forgiveness from the SBA.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at December 31, 2021.

Total Shareholders’ Equity

Total shareholders’ equity increased $3.7 million, or 9.5%, to $42.6 million at December 31, 2021, from $38.9 million at December 31, 2020, primarily as a result of net income of $4.1 million for the year ended December 31, 2021, share based compensation expense of $240,000 and ESOP shares committed to be released of $166,000 and stock option exercises of $28,000. Offsetting these increases was other comprehensive loss of $386,000 due to fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio and $391,000 in treasury stock repurchases primarily as part of the stock repurchase plan approved in April 2019. See Note 10 of the Notes to the Audited Consolidated Financial Statements.

Comparison of Statements of Income for the Year Ended December 31, 2021 and 2020

General

Net income decreased $1.7 million, or 29.3%, to $4.1 million for the year ended December 31, 2021 from $5.8 million for the year ended December 31, 2020.  The decrease in net income for the year ended December 31, 2021 was primarily due to a decrease of $3.5 million in in non-interest income and $3.4 million increase in non-interest expense partially offset by an increase of $3.8 million in net interest income, decrease of $740,000 in income tax expense and $555,000 in provision for loan losses as compared to the year ended December 31, 2020.

Interest Income

Total interest income increased $2.9 million, or 21.0%, to $16.7 million for the year ended December 31, 2021 from $13.8 million for the year ended December 31, 2020. The increase was primarily the result of a $2.6 million increase in interest and fees on loans, $214,000 increase in interest on investment securities and a $23,000 increase in interest-earning deposits with banks.  The average balance of our interest-earning assets increased by $148.0 million to $562.9 million for the year ended December 31, 2021 as compared to $414.9 million for the year ended December 31, 2020. The increase was primarily a result of increases in the average balance of interest-earning deposits of $97.4 million, average balance of loans of $38.3 million and $12.3 million in the average balance of investment securities. The average yield on our interest-earning assets decreased 36 basis points to 2.97% for the year ended December 31, 2021 as compared to 3.33% for the year ended December 31, 2020 primarily as a result of a lower average yield on cash and cash equivalents and investment securities as short-term rates declined.

Interest and fees on loans increased $2.6 million, or 19.8%, to $15.7 million for the year ended December 31, 2021 from $13.1 million for the year ended December 31, 2020. This increase resulted from a $38.3 million increase in the average balance of loans to

$388.8 million for the year ended December 31, 2021 from $350.5 million for the year ended December 31, 2020, primarily as a result of an increase in the average balance of PPP loans, loans held for sale, commercial real estate and other commercial business offset by a decrease in the average balance in one-to four-family residential real estate loans. The average yield on loans increased 32 basis points to 4.05% for the year ended December 31, 2021 from 3.73% for the year ended December 31, 2020.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations increased $224,000, or 46.4%, to $706,000 for the year ended December 31, 2021 from $482,000 for the year ended December 31, 2020. Interest on investment securities increases as a result of $232,000 increases in interest income on U.S. Government Agency securities, corporate bonds and municipal securities to $572,000 from $340,000 for the year ended December 31, 2020 offset by a decrease of $8,000 or 5.6% in interest income on mortgage-backed securities and collateral mortgage obligation securities to $134,000 for the year ended December 31, 2021, from $142,000 for the year ended December 31, 2020.  The average yield on investment securities to 2.12% for the year ended December 31, 2021 from 2.31% for the year ended December 31, 2020. The average balance of investment securities increased by $12.3 million to $33.2 million for the year ended December 31, 2021, from $20.9 million for the year ended December 31, 2020.

Interest on interest-earning deposits increased $23,000 to $181,000 for the year ended December 31, 2021 from $158,000 for the year ended December 31, 2020 due to an increase in the average balance of interest-earning deposits of $97.4 million to $139.1 million for the year ended December 31, 2021, from $41.7 million for the year ended December 31, 2020. Offsetting this increase, was a decrease of 25 basis points in the average yield on interest-earning deposits with banks to 0.13% for the year ended December 31, 2021, from 0.38% for the year ended December 31, 2020.

Interest Expense

Total interest expense decreased $930,000 to $2.2 million for the year ended December 31, 2021 from $3.1 million for the year ended December 31, 2020 primarily due to a $1.0 million decrease in interest on deposits, $128,000 decrease in interest expense on advances from the Federal Home Loan Bank and $47,000 decrease in interest expense on advances from the PPPLF offset by an increase of $268,000 in interest expense from subordinated debt.

Interest on deposits decreased $1.0 million to $1.5 million for the year ended December 31, 2021 from $2.5 million for the year ended December 31, 2020 as a result of a decrease in average cost of deposits of 50 basis points to 0.37% for the year ended December 31, 2021 from 0.87% for the year ended December 31, 2020. Offsetting this decrease, was an increase in the average interest-bearing deposits of $112.2 million to $401.3 million during the year ended December 31, 2021 as compared to $289.1 million during the year ended December 31, 2020. This increase was primarily the result of a $125.8 million increase in the average balance of our core deposit accounts offset by a decrease of $13.6 million in the average balance of our certificates of deposit. The average rate paid on money market deposits was 0.57% for the year ended December 31, 2021 compared to 0.70% for the year ended December 31, 2020. The decrease in the balance of our certificates of deposit of $13.6 million from $61.7 million for the year ended December 31, 2020, to $48.1 million for the year ended December 31, 2021, was primarily the result of a $9.9 million decrease in the average balance of certificates of deposit issued through brokers from $14.3 million for the year ended December 31, 2020 to $4.4 million for the year ended December 31, 2021 and a decrease of $3.7 million in the average balance in retail certificates of deposit. The average cost of certificates of deposit was 0.90% for the year ended December 31, 2021, as compared to 1.60% for the year ended December 31, 2020.

Interest on advances from the Federal Home Loan Bank decreased $128,000 to $395,000 for the year ended December 31, 2021 from $523,000 for the year ended December 31, 2020 as a result of a decrease in the average balance of Federal Home Loan Bank advances.  The average balance of Federal Home Loan Bank advances decreased by $2.7 million to $26.3 million during the year ended December 31, 2021 as compared to $29.0 million during the year ended December 31, 2020.  In addition, the average cost of Federal Home Loan Bank advances decreased by 30 basis points to 1.50% for the year ended December 31, 2021 from 1.80% for the year ended December 31, 2020. During the July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowings.

Interest expense on advances from the PPPLF decreased $47,000 to $72,000 for the year ended December 31, 2021 from $119,000 for the year ended December 31, 2020. The decrease was primarily the result of a $7.3 million decrease in the average balance in advances from the PPPLF to $23.9 million for the year ended December 31, 2021 from $30.5 million for the year ended December 31, 2020, and a decrease in average cost of advances from the PPPLF to 30 basis points for the year ended December 31, 2021, from 39 basis points for the same period in 2020.

Interest expense on subordinated debt was $268,000 for the year ended December 31, 2021. On May 28, 2021, the Company sold and issued a $10.0 million in aggregate principal amount 4.50% fixed to floating rate subordinated note due 2031 (see footnote 9 subordinated debt for further discussion).

Net Interest Income

Net interest income increased $3.8 million, or 35.5%, to $14.5 million for the year ended December 31, 2021 from $10.7 million for the year ended December 31, 2020 as our net interest-earning assets increased by $39.6 million to $105.9 million for the year ended December 31, 2021 from $66.3 million for the year ended December 31, 2020. Our interest rate spread increased by 5 basis points to 2.48% for the year ended December 31, 2021 from 2.43% for the year ended December 31, 2020.  Our net interest margin was 2.57% for the year ended December 31, 2021 and 2020.

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$388,814	$15,734	4.05%	$350,521	$13,087	3.73%
Cash and cash equivalents	139,050	181	0.13%	41,726	158	0.38%
Investment securities	33,243	706	2.12%	20,886	482	2.31%
Restricted investment in bank stock	1,829	87	4.76%	1,730	96	5.55%
Total interest-earning assets	562,936	16,708	2.97%	414,863	13,823	3.33%
Non-interest-earning assets	27,006			18,665
Total assets	$589,942			$433,528

Interest-bearing liabilities:
Demand deposits	$178,279	$320	0.18%	$119,277	$809	0.68%
Money market deposit accounts	89,460	507	0.57%	50,733	357	0.70%
Passbook and statement savings accounts	34,003	48	0.14%	26,851	43	0.16%
Checking accounts	51,463	169	0.33%	30,523	304	1.00%
Certificates of deposit	48,129	434	0.90%	61,688	988	1.60%
Total deposits	401,334	1,478	0.37%	289,072	2,501	0.87%
Federal Home Loan Bank advances	26,338	395	1.50%	29,010	523	1.80%
Federal Reserve PPPLF	23,880	72	0.30%	30,507	119	0.39%
Subordinated debt	5,503	268	4.87%	—	—	0.00%
Total interest-bearing liabilities	457,055	2,213	0.48%	348,589	3,143	0.90%
Non-interest-bearing liabilities:
Checking	80,312			40,152
Other	13,495			10,512
Total liabilities	550,862			399,253
Shareholders' Equity	39,080			34,275
Total liabilities and Shareholders' equity	$589,942			$433,528

Net interest income		$14,495			$10,680
Interest rate spread (2)			2.48%			2.43%
Net interest-earning assets (3)	$105,881			$66,274
Net interest margin (4)			2.57%			2.57%
Average interest-earning assets to average interest-bearing liabilities			123.17%			119.01%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For Year Ended December 31, 2021 vs 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,498	$1,149	$2,647
Cash and cash equivalents	180	(157)	23
Investment securities	265	(41)	224
Restricted investment in bank stock	5	(14)	(9)
Total interest-earning assets	1,948	937	2,885
Interest-bearing liabilities:
Demand deposits	282	(771)	(489)
Money market deposit accounts	231	(81)	150
Passbook and statement savings accounts	10	(5)	5
Checking accounts	138	(273)	(135)
Certificates of deposit	(249)	(305)	(554)
Total deposits	412	(1,435)	(1,023)
Federal Home Loan Bank advances	(51)	(77)	(128)
Federal Reserve PPPLF	119	(166)	(47)
Subordinated debt	268	—	268
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	748	(1,678)	(930)
Change in net interest income	$1,200	$2,615	$3,815

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses decreased by $555,000 to $553,000 for the year ended December 31, 2021, reflecting improvement in economic factors previously impacted by COVID-19 compared to the prior year. During the year ended December 31, 2021, total charge-offs of $210,000 were recorded and $8,000 of recoveries were received. During the year ended December 31, 2020, total charge-offs of $529,000 were recorded and $1,000 of recoveries were received.

Non-Interest Income

Non-interest income decreased $3.5 million to $13.4 million for the year ended December 31 2021, from $16.9 million for the year ended December 31, 2020. The decrease in non-interest income compared to the same period in 2020 was primarily due to was primarily due to decreases of $2.8 million in change in fair value of loans held-for-sale and $2.7 million in loss from derivative instruments offset by increases of $1.6 million in the gain on sale of loans and $349,000 in fees for customer services. The decrease in fair value of loans held for sale of $2.8 million for the year end December 31, 2021 compared to same period in 2020 was primarily due to a decrease in the loans held for sale balance, from $83.5 million at December 31, 2020, to $40.5 million at December 31, 2021. Loss from derivative instruments, net increased $2.7 million from a gain of $1.5 million for the year ended December 31, 2020 to a loss of $1.2 million for the year ended December 31, 2021. Offsetting these decreases, was a $1.6 million increase in the gain on sale of loans, net to $14.9 million for the year ended December 31, 2021 from $13.3 million for the year ended December 31, 2020 primarily as a result of higher loan sales which increased $69.8 million from $600.8 million for the year ended December 31, 2020, to $670.6 million for the year ended December 31, 2021. Fees for customer services increased $349,000 to $495,000 for the year ended December 31 2021, from $146,000 for the year ended December 31, 2020 primarily as a result of an increase in cash management fees compared to the prior year.

Non-Interest Expense

Non-interest expense increased $3.4 million, or 18.4%, to $21.9 million for the year ended December 31, 2021, from $18.5 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily reflected increases of $2.2 million in salaries and employee benefits, $418,000 in other expenses, $424,000 in occupancy expenses, $304,000 in data processing-related operations costs, $224,000 in federal deposit insurance premiums and $190,000 in professional fees offset by a $418,000 decrease in mortgage operation expenses.

Salaries and employee benefits expense increased by $2.2 million to $13.7 million for the year ended December 31, 2021 from $11.5 million for the year ended December 31, 2020. Salaries increased as full time equivalent (FTE) employees increased to one-hundred-forty-three as of December 31, 2021 from one-hundred-twenty-six as of December 31, 2020 primarily resulting from the expansion of Company’s lending operations and business banking operations. Other expenses increased $418,000 or 28.4%, to $1.9 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020 due to increased expenses related to organizational expenses as we continue to grow and expand into new markets. Occupancy expenses increased $424,000, or 18.3% to $2.3 million for the year ended December 31, 2021 from $1.9 million for the year ended December 31, 2020 primarily from increases in expenses related to leases of additional offices space compared to the same period in 2020. Data processing related operations costs increased $304,000, or 26.2% to $1.5 million for the year ended December 31, 2021 from $1.2 million for the year ended December 31, 2020 as a result of expansion of locations, increased loan originations, increased information technology projects, and outsourcing of the PPP forgiveness process.  Federal deposit insurance premiums increased $224,000 to $490,000 for the year ended December 31, 2021 from $266,000 from the year ended December 31, 2020, as the average balance of interest- bearing deposits increased $112.2 million from $289.1 million for the year ended December 31, 2020 to $401.3 million for the year ended December 31, 2021.  Professional fees increased $190,000, or 24.3% to $971,000 for the year ended December 31, 2021 from $781,000 for the year ended December 31, 2020. Offsetting these increases was a decrease of $418,000 in mortgage operation expenses which decreased to $522,000 for the year ended December 31, 2021 from $940,000 for the year ended December 31, 2020. The decrease in mortgage operation expenses was a result of a decreased reserves for early payoffs (“EPO”) as compared to prior year. The EPO reserve is for loan pay-offs within six-months to the sale of an investor where the premium is to be paid back and pair-off fees for failure to deliver into a loan commitment when the mortgage loan has closed.

Income Tax Expense

Income tax expense was $1.5 million for the year ended December 31, 2021 compared to $2.2 million for the year ended December 31, 2020. Federal income taxes included in total taxes for the year ended December 31, 2021 and 2020 were $1.1 million and $1.5 million, respectively, with effective federal tax rates of 19.1% and 19.3%, respectively.

Pennsylvania state tax was $308,000 and $637,000, respectively, with effective rates of 5.6% and 8.0%, respectively. The decrease in the effective tax rate for the year ended December 31, 2021 compared to the same period a year ago reflected a decrease in income before taxes. In addition, included in total taxes for the year ended December 31, 2021 and 2020, was $103,000 and $29,000 of New Jersey state tax.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of December 31, 2021, there were no brokered certificates of deposit outstanding. As of December 31, 2020, the Company had brokered certificates of deposit of $10.0 million, or 1.2% of total asset with an average cost of 1.43%.

We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $50.6 million as of December 31, 2021. Additionally, at December 31, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank for the year ended December 31, 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $120.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $44.5 million at December 31, 2021.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $42.9 million and ($37.4) million for the year ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loans originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $32.2 million and $62.5 million for the year ended December 31, 2021 and 2020, respectively.  During the year ended December 31, 2021 and 2020, we sold $5.5 million and $4.9 million, respectively, in securities available-for-sale. Net cash (used in) provided by financing activities was ($304.5) million and $493.9 million for the year ended December 31, 2021 and 2020, respectively. Net cash used in financing activities for the year ended December 31, 2021 consisted primarily of a decrease in deposits of $266.8 million, repayments of $45.6 million from the PPPLF offset by proceeds of $10.0 million from the issuance of subordinated debt. Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of increases in deposits of $447.1 million, net proceeds of $48.7 million from the PPPLF offset by purchase of treasury stock of $1.1 million and net repayments of $810,000 of borrowings from the Federal Home Loan Bank.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2021, totaled $24.7 million, or 5.3%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning Statement of Financial Condition assets and off-balance sheet items to broad risk categories. At December 31, 2021, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2021, we had outstanding commitments to originate loans of $48.1 million and unused lines of credit totaling $70.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $24.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HV Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $327.6 million as of December 31, 2021, and the associated ALL was $2.4 million. As discussed in Notes 1 and 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the statement of financial condition date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, volume and severity of past-due loans, nonaccrual and adversely classified loans, nature and volume of portfolio, value of underlying collateral, lending policies and procedures, lending management experience, depth, and ability, quality of loan review system and board oversight, effect of concentrations in credit and changes in level of such concentrations, and external factors.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, and third-party macroeconomic data and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2018.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 28, 2022

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$3,635	$1,625
Non-interest-earning deposits with banks	2,858	—
Interest-earning deposits with banks	112,880	410,853
Federal funds sold	1,415	2,112
Cash and cash equivalents	120,788	414,590
Investment securities available-for-sale, at fair value	44,512	23,518
Equity securities	500	500
Loans held-for-sale, at fair value	40,480	83,549
Loans receivable, net of allowance for loan losses of $2,368 at December 31, 2021 and $2,017 at December 31, 2020	325,203	313,811
Bank-owned life insurance	6,557	6,408
Restricted investment in bank stock	2,008	1,721
Premises and equipment, net	3,160	2,834
Operating lease right-of-use asset	8,669	7,685
Accrued interest receivable	1,340	1,489
Mortgage banking derivatives	1,458	2,899
Mortgage servicing rights	3,382	2,041
Other assets	2,067	562
Total Assets	$560,124	$861,607

Liabilities and Shareholders' Equity

Liabilities
Deposits	$463,989	$730,826
Advances from the Federal Home Loan Bank	26,431	26,269
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	3,119	48,682
Subordinated debt	9,996	—
Operating lease liabilities	9,030	7,946
Advances from borrowers for taxes and insurance	439	2,131
Other liabilities	4,484	6,826
Total Liabilities	517,488	822,680

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,272,625 shares issued and 2,170,397 shares outstanding as of December 31, 2021; 2,270,725 shares issued and 2,189,408 shares outstanding as of December 31, 2020	23	23
Treasury Stock, at cost (102,228 shares at December 31, 2021 and 81,317 shares at December 31, 2020)	(1,483)	(1,092)
Additional paid in capital	21,324	21,011
Retained earnings	24,793	20,741
Accumulated other comprehensive (loss) income	(148)	238
Unearned Employee Stock Option Plan	(1,873)	(1,994)
Total Shareholders' Equity	42,636	38,927
Total Liabilities and Shareholders' Equity	$560,124	$861,607
See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Interest Income
Interest and fees on loans	$15,734	$13,087
Interest and dividends on investments:
Taxable	579	396
Nontaxable	80	40
Interest on mortgage-backed securities and collateralized mortgage obligations	134	142
Interest on interest-earning deposits	181	158
Total Interest Income	16,708	13,823
Interest Expense
Interest on deposits	1,478	2,501
Interest on advances from the Federal Home Loan Bank	395	523
Interest on advances from the Federal Reserve PPPLF	72	119
Interest on subordinated debt	268	—
Total Interest Expense	2,213	3,143
Net Interest Income	14,495	10,680
Provision for Loan Losses	553	1,108
Net Interest Income After Provision for Loan Losses	13,942	9,572
Non-Interest Income
Fees for customer services	495	146
Increase in cash surrender value of bank owned life insurance	149	153
Gain on sale of loans, net	14,853	13,315
Gain on sale of available-for-sale securities, net	106	141
(Loss) gain from derivative instruments	(1,203)	1,512
Change in fair value of loans held-for-sale	(1,353)	1,408
Other	377	195
Total Non-Interest Income	13,424	16,870
Non-Interest Expense
Salaries and employee benefits	13,657	11,510
Occupancy	2,289	1,865
Federal deposit insurance premiums	490	266
Data processing related operations	1,466	1,162
Professional fees	971	781
Marketing	567	476
Mortgage operations expenses	522	940
Other expenses	1,888	1,470
Total Non-Interest Expense	21,850	18,470
Income Before Income Taxes	5,516	7,972
Income Tax Expense	1,464	2,204
Net Income	$4,052	$5,768
Net Income per share:
Basic	$2.04	$2.84
Diluted	$1.98	$2.84

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

+	For the year ended December 31, 2021	For the year ended December 31, 2020
Comprehensive Income, Net of Taxes
Net Income	$4,052	$5,768
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investment securities available-for-sale securities (pre-tax ($441) and $504 respectively)	(311)	355
Reclassification adjustment for gains included in income (pre-tax ($106) and ($141), respectively) (1)	(75)	(99)
Other comprehensive (loss) income	(386)	256
Total Comprehensive Income	$3,666	$6,024

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common Stock Shares Amount		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2019	2,268,917	$23	$(3)	$20,740	$14,973	$(18)	$(2,116)	$33,599
ESOP shares committed to be released	—	—	—	3	—	—	122	125
Treasury stock purchased	(81,109)	—	(1,089)	—	—	—	—	(1,089)
Stock option exercise	1,600	—	—	24	—	—	—	24
Stock option expense	—	—	—	60	—	—	—	60
Restricted stock expense	—	—	—	184	—	—	—	184
Net income	—	—	—	—	5,768	—	—	5,768
Other comprehensive income	—	—	—	—	—	256	—	256
Balance, December 31, 2020	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	45	—	—	121	166
Treasury stock purchased	(20,911)	—	(391)	—	—	—	—	(391)
Stock option exercise	1,900	—	—	28	—	—	—	28
Stock option expense	—	—	—	58	—	—	—	58
Restricted stock expense	—	—	—	182	—	—	—	182
Net income	—	—	—	—	4,052	—	—	4,052
Other comprehensive loss	—	—	—	—	—	(386)	—	(386)
Balance, December 31, 2021	2,170,397	$23	$(1,483)	$21,324	$24,793	$(148)	$(1,873)	$42,636

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash Flows from Operating Activities
Net income	$4,052	$5,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	706	587
Amortization of deferred loan fees	(2,569)	(268)
Amortization of right-of-use assets	859	627
Amortization of net securities premiums	106	25
Amortization of Federal Loan Bank premium	162	—
Gain on sale of available-for-sale securities, net	(106)	(141)
Loss (gain) from derivative instruments	1,203	(1,512)
Provision for loan losses	553	1,108
Deferred income taxes	(642)	396
Earnings on bank owned life insurance	(149)	(153)
Stock based compensation expense	240	244
ESOP compensation expense	166	125
Loans held for sale:
Originations, net of prepayments	(614,079)	(631,755)
Proceeds from sales	670,648	600,805
Gain on sales	(14,853)	(13,315)
Change in fair value of loans held for sale	1,353	(1,408)
Decrease (increase) in:
Accrued interest receivable	149	(522)
Prepaid income taxes	—	312
Prepaid and other assets	(2,650)	(1,976)
Other liabilities	(2,255)	3,628
Net cash provided by (used in) operating activities	42,894	(37,425)
Cash Flows from Investing Activities
Net increase in loans receivable	(9,376)	(59,619)
Activity in available-for-sale securities:
Proceeds from sales	5,537	4,883
Maturities and repayments	6,222	8,021
Purchases	(33,301)	(14,787)
Purchase of restricted investment in bank stock	(1,309)	(1,778)
Redemption of restricted investment in bank stock	1,022	1,609
Purchases of premises and equipment	(1,032)	(798)
Net cash used in investing activities	(32,237)	(62,469)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(266,837)	447,059
Net (decrease) increase in advances from borrowers for taxes and insurance	(1,692)	(7)
Proceeds from long-term borrowings from Federal Home Loan Bank	—	26,190
Repayment of long-term borrowings from Federal Home Loan Bank	—	(27,000)
Proceeds from long-term borrowings from FRB PPPLF	—	57,714
Repayment of long-term borrowings from FRB PPPLF	(45,563)	(9,032)
Net proceeds from issuance of subordinated debt	9,996	—
Proceeds from exercise of stock option	28	24
Purchase of treasury stock	(391)	(1,089)
Net cash (used in) provided by financing activities	(304,459)	493,859
(Decrease) Increase in Cash and Cash Equivalents	(293,802)	393,965
Cash and Cash Equivalents, beginning of year	414,590	20,625
Cash and Cash Equivalents, end of year	$120,788	$414,590
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$2,307	$3,281
Cash paid during the year for income taxes	$3,053	$187
Supplementary Schedule of Noncash Investing Activities
Recognition of operating lease right-of-use assets	$1,864	$2,303
Recognition of operating lease obligations	$1,864	$2,291
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

Significant Event

The COVID-19 pandemic has adversely affected economic activity globally, nationally and locally. It has caused substantial disruption in international and U.S. economies, markets, and employment. In response to the COVID-19 national emergency, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief. Some of the applicable provisions of the Cares Act to the Company include, but are not limited to:

•Accounting for Loan Modifications – Under Section 4013 of the CARES Act, a financial institution may elect to temporarily suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) does not need to determine impairment associated with the loan modifications. As of December 31, 2021, the Company did not have outstanding loan modification agreements.

•Paycheck Protection Program - The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  In early April 2020, the Company began accepting and processing applications for loans under the Paycheck Protection Program. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for second draws of PPP loans up to March 31, 2021. The Company began accepting and processing applications for second draw PPP loans in January 2021. As of December 31, 2021, the Company had processed and approved over 800 PPP applications in Round 1 and 2 with an outstanding balance of $22.9 million at December 31, 2021. Through mid-March 2022, the Company received approximately $115.6 million in PPP forgiveness from the SBA.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments of securities, interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale, mortgage servicing rights, and the valuation of deferred tax assets.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

For debt securities where the Company has determined that other-than-temporary impairment exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in the statements of income and is the difference between an investment's amortized cost basis and the present value of expected future cash flows discounted at the investment's effective interest rate. The non-credit related loss is recognized in other comprehensive income (loss), net of income tax benefit. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment is recognized in other comprehensive income (loss) and is accreted over the remaining life of the debt security as an increase in the carrying value of the investment.

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

Forward Loan Sales Commitments

Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. IRLC generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. See Note 11, Derivatives and Risk Management Activities. Forward loan sales commitments are recognized at fair value on the Consolidated Statements of Financial Condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgage, home equity, HELOCs, medical education loans, and other consumer loans. Since the SBA fully guarantees the principal and interest of the PPP loans, unless the lender violated an obligation under the agreement, there is no allowance for loan loss calculation for the PPP loans as the loan losses, if any, are anticipated to be immaterial. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The Company accounts for the mortgage servicing rights under the amortization method. The mortgage servicing rights are initially recorded at fair value and amortized in proportion to the estimated expected future net servicing income generated from servicing the loan.  The mortgage servicing rights are evaluated for impairment by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The Company obtains a third-party valuation to assist with estimating of the fair value of the mortgage servicing rights. A valuation allowance would be established if the carrying amount of these mortgage servicing rights exceeds fair value.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Community Bancshares, Inc. (“ACBI”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $2,008,000 and $1,721,000 at December 31, 2021 and 2020, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Premises and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Land is carried at cost. Depreciation is charged to income on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, the expected lease period, if shorter. When disposal of fixed assets occurs, the related cost and accumulated depreciation are removed from the asset accounts, and the gain or loss from these disposals is reflected in non-interest income.

The estimated useful lives are as follows:

Years
Land improvements	40
Office buildings and improvements	15 to 40
Leasehold improvements	5 to 15
Furniture and office equipment	3 to 7

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential one- to four- family properties in the process of foreclosure totaled $89,000 and $294,000 as of December 31, 2021 and 2020, respectively. There was no real estate secured by residential one- to four- family properties held in Other Real Estate Owned at December 31, 2021 and 2020, respectively.  There was no real estate secured by commercial properties held in Other Real Estate Owned at December 31, 2021 and 2020, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gain or loss on sale of other real estate owned, as part of non-interest expense.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

As of December 31, 2021 and 2020, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2019 through 2021 were open for examination as of December 31, 2021.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. In anticipation of the ASU, the Company has entered into a contract with a third party, compiled data for the modeling and is working on developing an estimate using historically and qualitative data based on the requirements of ASU 2016-13. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease.  Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate.  For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years.  For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.  All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842. The Company adopted the accounting standard on January 1, 2022 and it did not have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

Investment securities available-for-sale at December 31, 2021 were comprised of the following:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,596	$—	$(84)	$3,512
Corporate notes	18,805	174	(112)	18,867
Collateralized mortgage obligations - agency residential	7,754	6	(96)	7,664
Mortgage-backed securities - agency residential	7,656	2	(115)	7,543
Municipal securities	6,412	62	(55)	6,419
Bank CDs	499	8	—	507
	$44,722	$252	$(462)	$44,512

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

The scheduled maturities of securities available-for-sale at December 31, 2021 were as follows:

	December 31, 2021
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,256	$1,257
Due from more than one to five years	8,311	8,242
Due from more than five to ten years	15,416	15,443
Due after ten years	19,739	19,570
	$44,722	$44,512

Securities with a fair value of $5.6 million and $4.4 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the year ended December 31, 2021 were $5.5 million. Gross realized gains on such sales were approximately $123,000 and there were $17,000 gross realized losses on such sales.

Proceeds from the sale of available-for-sale securities for the year ended December 31, 2020 were $4.9 million. Gross realized gains on such sales were approximately $151,000 and there were $10,000 gross realized losses on such sales.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the unrealized loss positions of securities available-for-sale at December 31, 2021 and 2020:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$3,512	$(84)	$—	$—	$3,512	$(84)
Corporate notes	8,457	(102)	1,507	(10)	9,964	(112)
Collateralized mortgage obligations - agency residential	5,698	(96)	—	—	5,698	(96)
Mortgage-backed securities - agency residential	7,254	(115)	—	—	7,254	(115)
Municipal securities	3,649	(55)	—	—	3,649	(55)
Bank CDs	—	—	—	—	—	—

	$28,570	$(452)	$1,507	$(10)	$30,077	$(462)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$—	$—	$—	$—	$—	$—
Corporate notes	3,420	(9)	500	(1)	3,920	(10)
Collateralized mortgage obligations - agency residential	—	—	532	(6)	532	(6)
Mortgage-backed securities - agency residential	—	—	—	—	—	—
Bank CDs	—	—	—	—	—	—

	$3,420	$(9)	$1,032	$(7)	$4,452	$(16)

At December 31, 2021, the investment portfolio included four U.S. Governmental securities, with total fair values of $3.5 million and the four securities were in an unrealized loss position. At December 31, 2020, the investment portfolio included two U.S. Governmental securities, with total fair value of $391,000 with none of the securities in an unrealized loss position as of December 31, 2020. The U.S Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of December 31, 2021 and 2020, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2021 and 2020, the investment portfolio included twenty-six and thirteen corporate notes with total fair values of $18.9 million and $9.6 million, respectively. Of these securities, fifteen and five were in an unrealized loss position as of December 31, 2021 and 2020, respectively. As of December 31, 2021 fourteen of the fifteen corporate notes in an unrealized loss position continue to maintain investment grade ratings. As of December 31, 2020, three of the four corporate notes in an unrealized loss position continue to maintain investment grade ratings. As of December 31, 2021 and 2020, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2021 and 2020, the investment portfolio included twelve and twenty-seven collateralized mortgage obligations (CMOs) with total fair values of $7.7 million and $3.9 million at December 31, 2021 and

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

2020, respectively. Of these securities, nine and eleven were in an unrealized loss position as of December 31, 2021 and 2020, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2021 and 2020, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2021 and 2020, the investment portfolio included eleven and sixteen mortgage backed securities (MBS) with a total fair value of $7.5 million and $5.7 million at the end of each period, respectively. There were ten securities in an unrealized loss position as of December 31, 2021. There were no MBS securities in an unrealized loss position as of December 31, 2020. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of At December 31, 2021 and 2020, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2021 and 2020, the investment portfolio included eleven and six municipal securities with a total fair value of $6.4 million and $3.0 million, respectively. As of December 31, 2021, there were six securities in in an unrealized loss position. There were no securities in an unrealized loss position as of December 31, 2020. As of December 31, 2021 and 2020, the Company’s municipal portfolio were purchased from issuers that were located in Pennsylvania and continued to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of December 31, 2021 and 2020, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2021 and 2020, the investment portfolio included two and four Bank CDs with a total fair value of $507,000 and $1.0 million at the end of each period, respectively. There were no securities in an unrealized loss position as of December 31, 2021 and 2020. The Bank CDs are fully insured by the FDIC. As of December 31, 2021 and 2020, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Equity Securities

The Company maintains an equity security portfolio that consists of $500,000 at December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at December 31, 2021 and 2020:

	December 31, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2020
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

4. Loans Receivable

Loans receivable at December 31, 2021 and 2020, were comprised of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Residential:
One-to four-family	$106,335	$141,891
Home equity and HELOCs	3,172	3,993
Commercial:
Commercial real estate	116,882	68,705
Commercial business	30,164	24,152
SBA PPP loans	22,912	64,380
Main Street Lending Program	1,605	1,556
Construction	42,866	7,299
Consumer:
Medical education	4,409	5,105
Other	17	33
	328,362	317,114

Unearned discounts, origination and commitment fees and costs	(791)	(1,286)
Allowance for loan losses	(2,368)	(2,017)

	$325,203	$313,811

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2021, the balance of the private education loans was $4.4 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2021, there was one loan with a balance of approximately $39,000 that was past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended December 31, 2021 primarily as a result of charge-offs totaling $210,000.

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition. Overdrafts were $17,000 and $33,000 at December 31, 2021 and 2020, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the activity in the allowance for loan losses by loan class for the year ended December 31, 2021 and 2020:

Allowance for Loan Losses	December 31, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to four-family	$637	$—	$—	$(315)	$322	$—	$322
Home equity and HELOCs	15	—	—	(7)	8	—	8
Commercial:
Commercial real estate	519	—	—	300	819	—	819
Commercial business	280	—	—	61	341	—	341
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27		27
Construction	74	—	—	386	460	—	460
Consumer:
Medical Education	368	(210)	8	225	391	—	391
Other	—	—	—		—	—	—
Unallocated	97	—	—	(97)	—	—	—

	$2,017	$(210)	$8	$553	$2,368	$—	$2,368

Allowance for Loan Losses	December 31, 2020
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries		(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to four-family	$701	$—	$		$(64)	$637	$—	$637
Home equity and HELOCs	44	—		—	(29)	15	—	15
Commercial:
Commercial real estate	229	—		—	290	519	—	519
Commercial business	122	—		—	158	280	—	280
SBA PPP loans	—	—		—	—	—	—	—
Main Street Lending Program	—	—		—	27	27	—	27
Construction	8	—		—	66	74	—	74
Consumer:
Medical Education	333	(529)		1	563	368	—	368
Other	—	—		—	—	—	—	—
Unallocated	—	—		—	97	97	—	97

	$1,437	$(529)		$1	$1,108	$2,017	$—	$2,017

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. Since the SBA fully guarantees the principle and interest of the PPP loans, unless the lender violated an obligation under the agreement, there is no

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

allowance for loan loss calculation for the PPP loans as the loan losses, if any, are anticipated to be immaterial. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended December 31, 2021 and 2020 as a result of charge-offs totaling $210,000, and $529,000, respectively. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses in 2020. However, due to the uncertainty of the impact, the Company will continue to monitor and additional adjustments to the allowance for loan losses may be necessary.

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2021 and 2020:

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to four-family	$106,335	$1,064	$105,271
Home equity and HELOCs	3,172	—	3,172
Commercial:
Commercial real estate	116,882	181	116,701
Commercial business	30,164	71	30,093
SBA PPP loans	22,912	—	22,912
Main Street Lending Program	1,605	—	1,605
Construction	42,866	1,168	41,698
Consumer:
Medical education	4,409	—	4,409
Other	17	—	17
	$328,362	$2,484	$325,878

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to four-family	$141,891	$932	$140,959
Home equity and HELOCs	3,993	—	3,993
Commercial:
Commercial real estate	68,705	300	68,405
Commercial business	24,152	96	24,056
SBA PPP loans	64,380	—	64,380
Main Street Lending Program	1,556	—	1,556
Construction	7,299	—	7,299
Consumer:
Medical education	5,105	—	5,105
Other	33	—	33
	$317,114	$1,328	$315,786

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize information in regard to impaired loans by loan portfolio class as of and for the year ended December 31, 2021 and 2020:

	December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to four-family	$1,064	$1,223	$—	$990	$—
Home equity and HELOCs	—	—	—		—
Commercial:
Commercial real estate	181	181	—	504	36
Commercial business	71	71	—	83	5
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—
Construction	1,168	1,168	—	618	—
	2,484	2,643	—	2,195	41
With an allowance recorded
Residential:
One-to four-family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	—	—	—	—	—
	$2,484	$2,643	$—	$2,195	$41

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to four-family	$932	$1,056	$—	$1,254	$—
Home equity and HELOCs	—	—	—	125	—
Commercial:
Commercial real estate	300	300	—	309	22
Commercial business	96	96	—	108	6
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—
Construction	—	—	—	—	—
	1,328	1,452	—	1,796	28
With an allowance recorded
Residential:
One-to four-family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	—	—	—	—	—
	$1,328	$1,452	$—	$1,796	$28

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $102,000 and $65,000 for the year ended December 31, 2021 and 2020, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2021 and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020

Residential:
One-to four-family	$1,064	$932
Home equity and HELOCs	68	—
Commercial:
Commercial real estate	—	—
Commercial business	95	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	1,168	—
Consumer:
Medical education	1,358	1,322
Other	—	—
	$3,753	$2,254

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of December 31, 2021 and 2020:

	December 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to four-family	$105,270	$—	$1,064	$—	$106,335
Home equity and HELOCs	3,104	—	68	—	3,172
Commercial:
Commercial real estate	115,164	1,537	181	—	116,882
Commercial business	29,999	—	166	—	30,164
SBA PPP loans	22,912	—	—	—	22,912
Main Street Lending Program	1,605	—	—	—	1,605
Construction	41,698	—	1,168	—	42,866
Consumer:
Medical education	3,051	—	1,358	—	4,409
Other	17	—	—	—	17
	$322,820	$1,537	$4,005	$—	$328,362

	December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to four-family	$140,959	$—	$932	$—	$141,891
Home equity and HELOCs	3,993	—	—	—	3,993
Commercial:
Commercial real estate	68,211	194	300	—	68,705
Commercial business	24,010	—	142	—	24,152
SBA PPP loans	64,380	—	—	—	64,380
Main Street Lending Program	1,556	—	—	—	1,556
Construction	7,299	—	—	—	7,299
Consumer:
Medical education	3,783	—	1,322	—	5,105
Other	33	—	—	—	33
	$314,224	$194	$2,696	$—	$317,114

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2021 and 2020:

	December 31, 2021
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to four- family	$1,292	$137	$680	$2,109	$104,226	$106,335	$—
Home equity and HELOCs	—	—	68	68	3,104	3,172	—
Commercial:
Commercial real estate	—	—	—	—	116,882	116,882	—
Commercial business	95	—	—	95	30,069	30,164	—
SBA PPP loans	—	—	—	—	22,912	22,912	—
Main Street Lending Program	—	—	—	—	1,605	1,605	—
Construction	—	—	1,168	1,168	41,698	42,866	—
Consumer:
Medical education	452	605	39	1,096	3,313	4,409	—
Other	—	—	—	—	17	17	—
	$1,839	$742	$1,955	$4,536	$323,826	$328,362	$—

	December 31, 2020
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to four- family	$543	$186	$571	$1,300	$140,591	$141,891	$—
Home equity and HELOCs	38	—	—	38	3,955	3,993	—
Commercial:
Commercial real estate	—	—	—	—	68,705	68,705	—
Commercial business	—	—	—	—	24,152	24,152	—
SBA PPP loans	—	—	—	—	64,380	64,380	—
Main Street Lending Program	—	—	—	—	1,556	1,556	—
Construction	—	—	—	—	7,299	7,299	—
Consumer:
Medical education	169	951	81	1,201	3,904	5,105	—
Other	—	—	—	—	33	33	—
	$750	$1,137	$652	$2,539	$314,575	$317,114	$—

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

The Company began offering short-term loan modifications to provide assistance to borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made on a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs.  As of December 31, 2021, we had no deferrals in connection with the COVID-19 relief provided by the CARES Act.

At December 31, 2021 and 2020, the Bank had two loans identified as TDRs totaling $193,000 and $227,000, respectively.  At December 31, 2021 and 2020, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2021. No additional loan commitments were outstanding to these borrowers at December 31, 2021 and 2020. At December 31, 2021 and 2020, there were no specific reserves related to the TDRs.

The following table details the Bank’s TDRs at December 31, 2021:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$122	$—	$122
Commercial business	1	71	—	71

Total	2	$193	$—	$193

The following table details the Bank’s TDRs at December 31, 2020:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$131	$—	$131
Commercial business	1	96	—	96

Total	2	$227	$—	$227

5. Mortgage Servicing Rights

During 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of December 31, 2021 and 2020, the value of the mortgage servicing rights associated with the loan sales totaled $3.4 million and $2.0 million. These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income on loans in the Company’s Consolidated Statements of Income. Servicing income, which includes late and ancillary fees, was $858,000 and $147,000 for the year ended December 31, 2021 and 2020.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following is a summary of the changes in the carrying value of the Company’s mortgage servicing rights, accounted for under the amortization method for the year ended December 31, 2021 and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Balance at beginning of period	$2,041	$—
Servicing rights retained from loans sold	2,137	2,181
Amortization and other	(796)	(140)
Valuation allowance provision	—	—
Balance at end of period	$3,382	$2,041
Fair value, end of year	$4,249	$2,259

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Long Run Constant Prepayment Rate	7.67%	8.07%
Weighted-Average Life (in years)	27.4	27.0
Weighted-Average Note Rate	2.924%	2.966%
Weighted-Average Discount Rate	9.00%	9.00%

6. Premises and Equipment

Premises and equipment are summarized by major classification at December 31, 2021 and 2020, as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Automobile	$119	$—
Land	334	334
Land improvements	477	477
Office buildings and improvements	722	712
Leasehold improvements	1,557	1,181
Furniture and equipment	5,320	4,793
Total Cost	8,529	7,497
Accumulated depreciation	(5,369)	(4,663)
	$3,160	$2,834

Depreciation expense for the year ended December 31, 2021 and 2021, was $706,000 and $587,000, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

7. Deposits

Deposits at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Demand accounts-interest bearing	$76,474	$61,434
Demand accounts-non-interest bearing	174	122
Money market deposit accounts	101,309	79,552
Passbook and statement accounts	37,359	29,997
Checking accounts	216,499	497,584
Subtotal - core deposits	431,815	668,689
Certificates of deposit	32,174	62,137
Total deposits	$463,989	$730,826

At December 31, 2021, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
December 31, 2022	$24,682
December 31, 2023	3,957
December 31, 2024	1,767
December 31, 2025	1,064
December 31, 2026	667
December 31, 2027 and thereafter	37
$32,174

There were no brokered deposits at December 31, 2021. At December 31, 2020, brokered deposits totaled $10.0 million. In addition, the Company has certificates of deposit in denominations of $250,000 or more of $7.1 million and $13.4 million at December 31, 2021 and 2020.

8. Borrowings

The following tables details the Company’s fixed rate advances from the Federal Reserve PPPLF and the FHLB as of December 31, 2021 and 2020:

Federal Reserve PPPLF long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2021	December 31, 2020
05/18/20	04/13/22	Fixed Rate	0.350%	$—	$2,025
05/18/20	04/08/22	Fixed Rate	0.350%	—	6,237
05/19/20	04/15/22	Fixed Rate	0.350%	—	4,031
05/19/20	04/14/22	Fixed Rate	0.350%	10	1,895
05/21/20	04/15/22	Fixed Rate	0.350%	2,785	7,042
05/21/20	04/18/22	Fixed Rate	0.350%	—	808
05/21/20	04/19/22	Fixed Rate	0.350%	70	466
05/22/20	04/20/22	Fixed Rate	0.350%	—	4,395
05/29/20	04/21/22	Fixed Rate	0.350%	249	5,507
05/29/20	04/22/22	Fixed Rate	0.350%	—	6,889
05/29/20	04/29/22	Fixed Rate	0.350%	—	140
07/27/20	05/04/22	Fixed Rate	0.350%	5	9,247
				$3,119	$48,682

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

FHLB long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2021	December 31, 2020
07/07/20	07/07/25	Fixed Rate	0.851%	$26,431	$26,269
				$26,431	$26,269

During the second and third quarter of 2020, the Company utilized the Federal Reserve’s PPPLF to fund a portion of PPP loans and borrowed a total of $57.7 million at a rate of 0.35%. As of December 31, 2021 and 2020, the Company had $3.1 million and $48.7 million in PPPLF advances outstanding. The borrowings were fully collateralized by the PPP loans originated by the Bank and maturing in April 2022 and May 2022, or when the tranche of PPP loans utilized to collateralize the PPPLF borrowing are forgiven, whichever comes first.

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying one- to four- family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined available total of the facilities or maximum borrowing capacity (“MBC”) is approximately $140.9 million as of December 31, 2021. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of December 31, 2021 and 2020, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $26.4 million and $26.3 million as of December 31, 2021 and 2020, respectively. The Company had $63.8 million outstanding in letters of credit to secure deposits, which reduced the maximum borrowing capacity at December 31, 2021.

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

The Company also has an available line of credit of $3.0 million with ACBI which the Company had not borrowed against for the year ended December 31, 2021 and 2020. At December 31, 2020, the Company had a line equal to 95% of fair value of collateral held by the Federal Reserve Bank (“FRB”), which was $923,000. The Company has not borrowed against its credit line with the FRB for the year ended December 31, 2020.

9. Subordinated debt

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

The Note is not subject to redemption at the option of the holder. Principal and interest on the Note is subject to acceleration only in limited circumstances. The Note is an unsecured, subordinated obligation of the Company, is not an obligation of, and is not guaranteed by, any subsidiary of the Company, and ranks junior in right of payment to the Company’s current and future senior indebtedness.

The balance and unamortized issuance costs of subordinated debt at December 31, 2021 are as follows (in thousands):

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

(Dollars in thousands)	Principle	Unamortized Debt Issuance Costs	Net Balance
4.5% subordinated notes, due May 28, 2031	$10,000	$(4)	$9,996

10. Regulatory Capital

Information presented for December 31, 2021 and 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2021, the Bank met all the capital adequacy requirements to which they were subject. In June 2021, the Company infused $5.0 million to the Bank as Tier 1 capital. At December 31, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since December 31, 2021 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk-based capital (to risk-weighted assets)	$47,797	13.1%	$29,168	> 8.0%	$36,460	> 10.0%
Tier 1 capital (to risk-weighted assets)	45,429	12.5	>21,876	>6.0	>29,168	>8.0
Tier 1 capital (to average assets)	45,429	8.2	>22,045	>4.0	>27,557	>5.0
Tier 1 common equity (to risk-weighted assets)	45,429	12.5	>16,407	>4.5	>23,699	>6.5

As of December 31, 2020
Total risk-based capital (to risk-weighted assets)	$37,848	13.4%	$22,576	> 8.0%	$28,221	> 10.0%
Tier 1 capital (to risk-weighted assets)	35,831	12.7	>16,932	>6.0	>22,576	>8.0
Tier 1 capital (to average assets)	35,831	7.4	>19,449	>4.0	>24,311	>5.0
Tier 1 common equity (to risk-weighted assets)	35,831	12.7	>12,699	>4.5	>18,343	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of December 31, 2021 and 2020, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer, subject to a phase-in from January 1, 2016 through December 31, 2019, above its minimum risk-based capital requirements.  As of December 31, 2021, the Bank is required to maintain a capital conservation buffer of 2.50%.  At December 31, 2021, the Bank met the regulatory

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers. The phase-in requires the Bank to increase its capital conservation buffer from 0.625% as of June 30, 2016 to 2.50% as of June 30, 2019 and thereafter.

11. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the year ended December 31, 2021 and 2020. The following table summarizes the amounts recorded in the Company’s consolidated statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2021 and 2020, (dollars in thousands):

December 31, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$1,382	$70,259
Forward loan sales commitments	Mortgage banking derivatives	75	2,543
TBA securities	Mortgage banking derivatives	1	4,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$36	$2,327
Forward loan sales commitments	Other liabilities	35	2,995
TBA securities	Other liabilities	—	250

December 31, 2020
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$2,647	$120,563
Forward loan sales commitments	Mortgage banking derivatives	252	5,459
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$106	$12,111
Forward loan sales commitments	Other liabilities	127	18,071
TBA securities	Other liabilities	76	13,500

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the year ended December 31, 2021 and 2020 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	For the year ended December 31, 2021	For the year ended December 31, 2020
IRLCs	(Loss) gain from derivative instruments	$(1,195)	$1,756
Forward loan sales commitments	Loss from derivative instruments	(85)	(219)
TBA securities	Gain (loss) from derivative instruments	77	(25)
	Total (loss) gain from derivative instruments	$(1,203)	$1,512

12. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2021, there were 211,000 stock options outstanding of which 88,220 of the stock options were vested and exercisable at December 31, 2021. At December 31, 2021, there 87,000 restricted stock shares outstanding of which 36,320 restricted stock shares were vested and exercisable at December 31, 2021. The 211,000 stock options outstanding and 50,680 restricted stock shares outstanding were included in the computation of diluted net income per share for the year ended December 31, 2021 as their effect was not anti-dilutive. At December 31, 2020, there were 216,400 stock options outstanding of which 59,600 of the stock options were vested and exercisable at December 31, 2020. At December 31, 2020, there 87,000 restricted stock shares outstanding of which 24,140 restricted stock shares were vested and exercisable at December 31, 2020. The 216,400 stock options outstanding and 62,860 restricted stock shares outstanding were not included in the computation of diluted net income per share for the year ended December 31, 2020 as their effect would have been anti-dilutive

The calculation of EPS for the year ended December 31, 2021 and 2020, is as follows (dollars in thousands, except per share data):

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net income (basic and diluted)	$4,052	$5,768

Weighted average number of shares issued	2,272,167	2,270,589
Less weighted average number of treasury shares	(96,032)	(31,415)
Less weighted average number of unearned ESOP shares awards	(134,935)	(143,671)
Less weighted average number of unvested restricted stock awards	(56,770)	(62,420)
Basic weighted average shares outstanding	1,984,430	2,033,083
Add dilutive effect of stock options	46,693	—
Add dilutive effect of restricted stock awards	13,954	—
Diluted weighted average shares outstanding	2,045,077	2,033,083

Net income per share
Basic	$2.04	$2.84
Diluted	$1.98	$2.84

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

During the year ended June 30, 2017, the ESOP purchased 8% of the total shares issued which equated to 174,570 shares of the Company’s common stock in the open market ranging from $12.50 per share to $14.21 per

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

share for a weighted average price per share of $13.92, and a total purchase price of $2,430,000. The Company recognized ESOP expense of $166,000 and $125,000 for the year ended December 31, 2021 and 2020, respectively.

The following table presents the components of the ESOP Shares at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Allocated shares	43,595	34,867
Committed shares	—	—
Unreleased shares	130,928	139,656
Total ESOP shares	174,523	174,570

Fair value of unreleased shares (in thousands)	$2,854	$2,398

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. The Company made a $150,000 contribution to the Plan during the year ended December 31, 2021. During the year ended December 31, 2020, the Company made no contributions to the Plan.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2021, there were 3,997 shares available for future awards under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven-year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of December 31, 2021, there were no grants issued under the 2021 Equity Incentive Plan.

Stock option expense was $58,000 and $60,000 for the year ended December 31, 2021 and 2020, respectively. At December 31, 2021, total unrecognized compensation cost related to stock options was $211,000.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2021 and 2020 was as follows:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2021
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, January 1, 2021	216,400	$14.93	7.6	$484,736
Granted	—	—	—	—
Exercised	(1,900)	14.80	—	—
Forfeited	(3,500)	15.35	—	—
Outstanding, December 31, 2021	211,000	$14.92	6.6	$1,451,680
Exercisable, December 31, 2021	88,220	$14.89	6.6	$609,600

	December 31, 2020
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, Janaury 1, 2020	218,000	$14.92	8.6	$452,400
Granted	—	—	—	—
Exercised	(1,600)	14.80	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2020	216,400	$14.93	7.6	$484,736
Exercisable, December 31, 2020	59,600	$14.87	7.6	$137,080

Restricted stock expense was $182,000 and $184,000 for the year ended December 31, 2021 and 2020, respectively. At December 31, 2021, the expected future compensation expense relating to non-vested stock outstanding was $665,000.

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2021 and 2020, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2020	75,320	$14.97
Granted	—	—
Vested	(12,460)	14.97
Forfeited	—	—
Non-vested at December 31, 2020	62,860	$14.97
Granted	—	—
Vested	(12,180)	14.95
Forfeited	—	—
Non-vested at December 31, 2021	50,680	$14.98

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

14. Income Taxes

The table below summarizes the income tax expense for the year ended December 31, 2021 and 2020:

	For the year ended	For the year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Current:
Federal	$1,695	$1,142
State	411	666
	2,106	1,808
Deferred:
Federal	(642)	396
	(642)	396
Total income tax expense	$1,464	$2,204

The expense for income taxes for the year ended December 31, 2021 and 2020 differed from the federal income tax statutory rate due to the following:

	For the year ended		For the year ended
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax at statutory rate	$1,158	21.0%	$1,667	21.0%
State tax net of federal benefit	326	5.9%	532	6.6%
Bank-owned life insurance	(31)	-0.6%	(32)	-0.4%
Tax-exempt interest	(7)	-0.1%	(8)	-0.1%
Other, net	18	0.3%	45	0.5%

	$1,464	26.5%	$2,204	27.6%

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset and liabilities at the periods shown consisted of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$497	$424
Non-accrual interest	8	16
Accrued expenses	182	133
Stock-based compensation	30	27
Unrealized loss on securities	62	—
Operating lease liabilities	1,896	1,669
Gross deferred tax assets	$2,675	$2,269

Deferred tax liabilities:
Depreciation	$168	$135
Unrealized gain on securities	—	100
Fair value adjustment of IRLC, TBA securities
and forward loan sales commitments	291	544
Operating lease right-of-use assets	1,820	1,614
Gain on fair value of loans	193	477

Gross deferred tax liabilities	2,472	2,870

Net deferred tax asset (liabilities)	$203	$(601)

Retained earnings included $1.7 million at December 31, 2021 and 2020, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis at December 31, 2021 and 2020 are summarized below:

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$3,512	$—	$3,512
Corporate notes	—	15,825	3,042	18,867
Collateralized mortgage obligations - agency residential	—	7,664	—	7,664
Mortgage-backed securities - agency residential	—	7,543	—	7,543
Municipal securities	—	6,419	—	6,419
Bank CDs	—	507	—	507
Loans held-for-sale	—	40,480	—	40,480
Interest rate lock commitments	—	—	1,382	1,382
Forward loan sales commitments	—	75	—	75
TBA securities	—	1	—	1

	$—	$82,026	$4,424	$86,450

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$391	$—	$391
Corporate notes	—	1,532	8,068	9,600
Collateralized mortgage obligations - agency residential	—	3,851	—	3,851
Mortgage-backed securities - agency residential	—	5,689	—	5,689
Municipal securities	—	2,971	—	2,971
Bank CDs	—	1,016	—	1,016
Loans held-for-sale	—	83,549	—	83,549
Interest rate lock commitments	—	—	2,647	2,647
Forward loan sales commitments	—	252	—	252
TBA securities	—	—	—	—

	$—	$99,251	$10,715	$109,966

Liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 are summarized below.

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$36	$36
Forward loan sales commitments	—	35	—	35
TBA securities	—	—	—	—
	$—	$35	$36	$71

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$106	$106
Forward loan sales commitments	—	127	—	127
TBA securities	—	76	—	76
	$—	$203	$106	$309

There were no assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at December 31, 2021 and 2020 (in thousands):

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120,788	$120,788	$120,788	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	325,203	328,676	—	—	328,676
Bank-owned life insurance	6,557	6,557	6,557	—	—
Restricted investment in bank stock	2,008	2,008	2,008	—	—
Accrued interest receivable	1,340	1,340	1,340	—	—
Mortgage Servicing Rights	3,382	4,249	—	—	4,249
Liabilities:
Deposits	$463,989	$464,164	$431,815	$32,349	$—
Advances from the FHLB	26,431	26,492	—	26,492	—
Federal Reserve PPPLF advances	3,119	3,119	—	3,119	—
Subordinated debt	9,996	10,436	—	—	10,436
Advances from borrowers for taxes and insurance	439	439	439	—	—
Accrued interest payable	73	73	73	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2020	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$414,590	$414,590	$414,590	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	313,811	325,636	—	—	325,636
Bank-owned life insurance	6,408	6,408	6,408	—	—
Restricted investment in bank stock	1,721	1,721	1,721	—	—
Accrued interest receivable	1,489	1,489	1,489	—	—
Mortgage Servicing Rights	2,041	2,259	—	—	2,259
Liabilities:
Deposits	$730,826	$731,398	$668,689	$62,709	$—
Advances from the FHLB	26,269	27,932	—	27,932	—
Federal Reserve PPPLF advances	48,682	48,698	—	48,698	—
Advances from borrowers for taxes and insurance	2,131	2,131	2,131	—	—
Accrued interest payable	167	167	167	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. During the year end December 31, 2021, there was approximately $7.7 million transferred out of Level 3 into Level 2 as the Company determined there were significant observable inputs to classify as sufficiently observable. There were no changes in methodologies or transfers between levels during the year ended December 31, 2020.

The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021 and 2020:

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total (losses) gains (unrealized):
Included in other comprehensive income	(112)	—	—
Total gains (losses) included in earnings and held at reporting date	97	(1,265)	70
Purchases, sales and settlements	2,669	—	—
Transfers (out of) into Level 3	(7,680)	—	—
Ending Balance: December 31, 2021	$3,042	$1,382	$(36)
Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held as of December 31, 2021	97	(1,265)	70
Change in unrealized losses for the period included other comprehensive income for assets held as of December 31, 2021	$(112)	$—	$—

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2020	$3,059	$810	$(25)
Total gains (unrealized):
Included in other comprehensive income	50	—	—
Total gains included in earnings and held at reporting date	—	1,837	(81)
Purchases, sales and settlements	4,959	—	—
Transfers into Level 3	—	—	—
Ending Balance: December 31, 2020	$8,068	$2,647	$(106)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2020	—	1,837	(81)
Change in unrealized gains for the period included other comprehensive income for assets held as of December 31, 2020	$50	$—	$—

At December 31, 2021, the Company has classified $3.0 million of corporate notes as Level 3. The Company’s methodology to value the three sub-debt bonds was to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. At December 31, 2021, the weighted average of the market quotes applied is 102.1%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At December 31, 2020, the fair value of $6.0 million of corporate notes included an adjustable rate corporate security and sub-debt bonds. The Company’s methodology for valuing these corporate notes was to obtain market quotes through a third-party pricing model. At December 31, 2020, the weighted average of the market quotes

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

applied range from 92.4% to 106.6%.  In addition, classified as Level 3 are two sub-debt bonds with a fair value of $2.1 million. The Company’s methodology to value the two sub-debt bonds is to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. At December 31, 2020, the weighted average of the market quotes applied is 102.5%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At December 31, 2021 and 2020, the Company has classified $1.3 million and $2.5 million of net derivative assets related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. At December 31, 2021, the weighted average pull-through rates applied ranged from 81.6% to 100.0%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Corporate notes	$3,042	Market comparable securities	Offered quotes	101.00%-102.50%	102.12%
Net derivative asset and liability:
IRLC	$1,346	Discounted cash flows	Pull-through Rates	81.61%-100.00%	93.06%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$5,995	Pricing Model	Offered quotes	92.37%-106.60%	101.67%
	2,073	Market comparable securities	Offered quotes	101.63%-103.63%	102.50%
Net derivative asset:
IRLC	$2,541	Discounted cash flows	Pull-through Rates	63.70%-99.79%	80.99%

16. Changes in and Reclassification out of Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2021 and 2020, respectively.  All amounts are presented net of tax.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Net unrealized holding (losses) gains on available-for-sales securities (1):	For the Year Ended	For the Year Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Balance at beginning period	$238	$(18)
Unrealized holding (losses) gains on available-for-sale
securities before reclassification	(311)	355
Amount reclassified for investment
securities gains included in net income	(75)	(99)
Net current-period other comprehensive (loss) income	(386)	256
Balance at ending period	$(148)	$238

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.5%, and 29.5% for the year ended December 31, 2021 and 2020, respectively.

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
(Dollars in thousands)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Affected line item in the Consolidated Statement of Income
Net unrealized gain on available-for securities (1)	$106	$141	Gain on sale of investment securities, net
	(31)	(42)	Income Tax Expense
	$75	$99

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive loss, see Note 2, “Investment securities.”
(2)	Amounts in parenthesis indicate debits.

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

Open mortgage loan commitments granted to loan applicants at December 31, 2021 and 2020 are $39.7 million and $80.9 million, respectively. Open commercial loan commitments granted to loan applicants at December 31, 2021 and 2020, are $8.4 million and $4.0 million, respectively.

At December 31, 2021 and 2020, the Company had forward loan sales commitments amounting to $2.3 million and $120.6 million, respectively. The Company had mandatory TBAs amounting to $250,000 and $13.5 million at December 31, 2021 and 2020, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The undisbursed portion of open-ended HELOCs at December 31, 2021 and 2020 is $8.9 million and $8.0 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at December 31, 2021 and 2020 are $61.3 million and $22.1 million, respectively. At December 31, 2021 and 2020, there was an open commercial letter of credit of $655,000 and $650,000.

There was $63.8 million and $38.3 million outstanding in letters of credit issued by the FHLB to secure certain deposits performance standby letters of credit at December 31, 2021 and 2020.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases as of December 31, 2021. At December 31, 2020, there was a $151,000 provision for losses from repurchases.

Residential mortgage loans serviced for others at December 31, 2021 and 2020 are $371.9 million and $209.3 million, respectively.

18. Concentrations

At December 31, 2021 and 2020, the Company’s lending activities are primarily concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties as well as lending activities in New Jersey and Delaware. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

Mortgage loans held for sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
December 31, 2021	3	85%
December 31, 2020	3	73%

19. Related Party

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at December 31, 2021 and 2020 was $2.0 million. Originations to related parties and repayments from related parties during the year ended December 31, 2021 were $4.0 million and $4.0 million, respectively. During the year ended December 31, 2020, originations to related parties and repayments from related parties were $2.6 million and $2.1 million, respectively.

The Company held deposits of approximately $16.0 million and $252.6 million for related parties at December 31, 2021 and 2020, respectively.

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $881,000 and $5.9 million at December 31, 2021 and 2020, and for which we received no fee income for the year ended December 31, 2021 and approximately $2,000 for the year ended December 31, 2020.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Under ASC Topic 606, management determined that the revenue emanating from interest and dividend income on loans and investments is not within scope of this topic. In addition, certain noninterest income streams such as income from bank owned life insurance, sales of investment securities, mortgage banking activities, mortgage servicing rights, and certain items within other income are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such deposit related fees, interchange fees, and fees income received in exchange for customer’s deposits sourced with a deposit placement network.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents noninterest income for the year ended December 31, 2021 and 2020:

(Dollars in thousands)	Year Ended December 31,	Year Ended December 31,
Non-Interest Income	2021	2020
In-scope of Topic 606:
Fee income	$309	$3
Insufficient fund fees	75	59
Other service charges	97	75
ATM interchange fee income	14	9
Other income	2	2
Total Non-Interest Income (in-scope of Topic 606)	$497	$148

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$149	$153
Gain on sale of loans, net	14,853	13,315
Gain on sale of available-for-sale securities	106	141
(Loss) gain from derivative instruments	(1,203)	1,512
Change in fair value for loans held-for-sale	(1,353)	1,408
Other	375	193
Total Non-Interest Income (out-scope of Topic 606)	$12,927	$16,722
Total Non-Interest Income (in-scope of Topic 606)	497	148
Total Non-Interest Income	$13,424	$16,870

21. Leases

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition.

		December 31, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use asset	$8,669	$7,685
Total Lease Right-of-Use Assets		$8,669	$7,685

		December 31, 2021	December 31, 2020
Lease Liabilities	Classification
Operating lease liabilities	Operating Lease liabilities	$9,030	$7,946
Total Lease Liabilities		$9,030	$7,946

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	11.0 years	12.2 years
Weighted-average discount rate
Operating leases	2.04%	2.23%

The following table represents lease costs:

(dollars in thousands)	For the year ended December 31, 2021	For the year ended December 31, 2020
Operating lease cost	$859	$627
Short-term lease cost	17	37
Total	$876	$664

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 and 2020 were as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Twelve Months Ended:
Within one year	$971	$836
After one but within two years	987	792
After two but within three years	988	797
After three but within four years	937	791
After four but within five years	949	735
After five years	5,315	5,182
Total Future Minimum Lease Payments	10,147	9,133
Amounts Representing Interest	(1,117)	(1,187)
Present Value of Net Future Minimum Lease Payments	$9,030	$7,946

22. Segment Reporting

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

The following tables presents summary financial information for the reportable segments (in thousands):

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$5,037	$1,553	$10,033	$168	$(83)	$16,708
Total Interest Expense	596	207	1,157	268	(15)	2,213
Net Interest Income	4,441	1,346	8,876	(100)	(68)	14,495
Provision for Loan losses	(189)	—	742	—	—	553
Net interest income after provision for loan losses	4,630	1,346	8,134	(100)	(68)	13,942

Total non-interest income	484	12,279	693	18	(50)	13,424

Non-interest Expense:
Salaries and employee benefits	5,143	5,518	3,064	—	(68)	13,657
Other expenses	3,608	3,128	1,201	306	(50)	8,193
Total non-interest expenses	8,751	8,646	4,265	306	(118)	21,850
Income (loss) before income taxes	(3,637)	4,979	4,562	(388)	—	5,516
Income tax expense (benefit)	(954)	1,306	1,193	(81)	—	1,464
Net income (loss)	$(2,683)	$3,673	$3,369	$(307)	$—	$4,052

Total assets as of December 31, 2021	$297,707	$45,320	$212,782	$52,605	$(48,290)	$560,124

	For the year ended December 31, 2020
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$7,314	$1,746	$4,682	$185	$(104)	$13,823
Total Interest Expense	1,119	305	1,719	—	—	3,143
Net Interest Income	6,195	1,441	2,963	185	(104)	10,680
Provision for Loan losses	575	—	533	—	—	1,108
Net interest income after provision for loan losses	5,620	1,441	2,430	185	(104)	9,572

Total non-interest income	496	15,941	483	—	(50)	16,870

Non-interest Expense:
Salaries and employee benefits	4,746	5,217	1,651	—	(104)	11,510
Other expenses	3,148	3,161	451	250	(50)	6,960
Total non-interest expenses	7,894	8,378	2,102	250	(154)	18,470
Income (loss) before income taxes	(1,778)	9,004	811	(65)	—	7,972
Income tax expense (benefit)	(490)	2,484	223	(13)	—	2,204
Net income (loss)	$(1,288)	$6,520	$588	$(52)	$—	$5,768

Total assets as of December 31, 2020	$606,340	$88,489	$164,518	$38,982	$(36,722)	$861,607

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

23. Condensed Financial Information - Parent Company Only

Condensed financial statements of HV Bancorp, Inc. are as follows (in thousands):

Condensed Statement of Financial Condition
(dollars in thousands)

	December 31, 2021	December 31, 2020
Assets

Cash and due from banks	$2,991	$473
Interest-bearing deposits with banks	241	473
Cash and cash equivalents	3,232	946
Investment securities available-for-sale, at fair value	3,531	1,274
Equity securities	500	500
Loan to ESOP	1,993	2,095
Accrued interest receivable	31	13
Investment in Subsidiary	43,303	33,947
Deferred income taxes, net	7	—
Other assets	90	207

Total Assets	$52,687	$38,982

Liabilities and Shareholders' Equity

Liabilities

Subordinated debt	$9,996	$—
Deferred income taxes, net	—	11
Other liabilities	55	44
Shareholders' equity	42,636	38,927

Total Liabilities and Shareholders' Equity	$52,687	$38,982

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Operations
(Dollars in thousands, except per share data)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Interest Income
Interest and dividends on investments:
Taxable	$84	$65
Interest on mortgage-backed securities and collateralized mortgage obligations	1	15
Interest on interest-bearing deposits	15	1
Interest from ESOP Loan	68	104
Total Interest Income	168	185
Interest Expense
Interest on subordinated debt	268	—
Total Interest Expense	268	—
Net Interest (Loss) Income	(100)	185
Non-Interest Income
Gain on sale of available-for-sale securities, net	18	—
Total Non-Interest Income	18	—
Non-Interest Expense
Professional fees	144	115
Other expenses	162	135
Total Non-Interest Expense	306	250
Loss before income taxes	(388)	(65)
Income Tax Benefit	(81)	(13)
Loss before equity in undistributed net earnings of subsidiary	(307)	(52)
Equity in undistributed net earnings of subsidiary	4,359	5,820
Net Income	$4,052	$5,768

Other comprehensive (loss) gain, net of tax
Unrealized (loss) gain on available-for-sale securities (pre-tax ($442), and $504)	$(311)	$355
Reclassification adjustment for gains included in income (pre-tax ($106) and ($141), respectively	(75)	(99)
Other comprehensive (loss) income	(386)	256
Comprehensive Income	$3,666	$6,024

Net Income per share:
Basic	$2.04	$2.84
Diluted	$1.98	$2.84

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Cash Flows
(dollars in thousands)
	For the year ended December 31, 2021	For the year ended December 31, 2020

Cash Flows from Operating Activities
Net income	$4,052	$5,768
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net earnings of subsidiary	(4,359)	(5,820)
Net amortization of securities premiums and discounts	5	—
Gain on sale of available-for-sale securities, net	(18)	—
Decrease (increase) in:
Accrued interest receivable	(18)	3
Prepaid federal income taxes	(68)	62
Prepaid and other assets	251	(206)
Other liabilities	11	4

Net cash used in operating activities	(144)	(189)

Cash Flows from Investing Activities
ESOP repayment	102	125
Activity in available-for-sale securities:
Proceeds from sales	1,090	—
Maturities and repayments	221	788
Purchases	(3,616)	—
Investment in Subsidiary	(5,000)	—

Net cash (used in) provided by investing activities	(7,203)	913

Cash Flows from Financing Activities
Net proceeds from issuance of subordinated debt	9,996	—
Proceeds from stock option exercise	28	24
Purchase of treasury stock	(391)	(1,089)
Net cash provided by (used in) financing activities	9,633	(1,065)

Increase (Decrease) in Cash and Cash Equivalents	$2,286	$(341)

Cash and Cash Equivalents, beginning of year	$946	$1,287

Cash and Cash Equivalents, end of year	$3,232	$946

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

24. Consolidated Summary of Quarterly Earnings (Unaudited)

The following table presents summarized quarterly data for the year ended December 31, 2021 and 2020:

	For the year end December 31, 2021
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$3,803	$4,078	$4,559	$4,268
Total Interest Expense	536	546	573	558
Net Interest Income	3,267	3,532	3,986	3,710
Provision for Loan Losses	148	267	229	(91)
Total Non-Interest Income	4,103	3,862	3,319	2,140
Total Non-Interest Expense	5,432	5,301	5,597	5,520
Income before income taxes	1,790	1,826	1,479	421
Income tax expense	488	544	362	70
Net income	1,302	1,282	1,117	351
Basic earnings per share (1)	0.66	0.65	0.56	0.18
Diluted earnings per share (1)	0.65	0.63	0.54	0.17

	For the year end December 31, 2020
(Dollars in thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total Interest Income	$3,026	$3,328	$3,539	$3,930
Total Interest Expense	933	758	720	732
Net Interest Income	2,093	2,570	2,819	3,198
Provision for Loan Losses	111	450	424	123
Total Non-Interest Income	2,144	3,945	6,195	4,586
Total Non-Interest Expense	3,929	3,979	5,742	4,820
Income before income taxes	197	2,086	2,848	2,841
Income tax expense	48	590	785	781
Net income	149	1,496	2,063	2,060
Basic earnings per share	0.07	0.73	1.02	1.02
Diluted earnings per share	0.07	0.73	1.02	1.02

(1) Earnings per share is computed independently for each period. The sum of the individual quarters may not equal the annual earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective.

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

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act.

/s/ Travis J. Thompson	/s/ Joseph C. O’Neill, Jr.
Travis J. Thompson	Joseph C. O’Neill, Jr.
Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)	Changes in internal controls

There were no changes made in our internal control over financial reporting during the Company’s quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2022 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” and “Voting Securities and Principal Holders” sections of the Company’s 2022 Proxy Statement is incorporated herein by reference.

(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about HV Bancorp’s equity plan as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
HV Bancorp Inc. 2018 Equity Incentive Plan (1)	211,000	$14.92	3,712
HV Bancorp Inc. 2021 Equity Incentive Plan	—	—	175,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	211,000	$14.92	178,712

(1) As of December 31, 2021, 87,000 shares of restricted stock awards had been granted under the HV Bancorp Inc. 2018 Equity Incentive Plan and 285 shares of restricted stock awards  remain available for future issuance under the plan. The restricted shares will vest over seven years, installments of 16% for first anniversary of grant date and succeeding six annual installments of 14% on each anniversary.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” and “Proposal I- Election of Directors” sections of the Company’s 2022 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2021 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID 00074)
(B)	Consolidated Statements of Financial Condition - at December 31, 2021 and 2020
(C)	Consolidated Statements of Income – Year Ended December 31, 2021 and 2020
(D)	Consolidated Statements of Comprehensive Income – Year Ended December 31, 2021 and 2020
(E)	Consolidated Statements of Cash Flows – Year Ended December 31, 2021 and 2020
(F)	Consolidated Statements of Changes in Shareholders’ Equity– Year Ended December 31, 2021 and 2020
(G)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of HV Bancorp, Inc. (1)

3.2	Bylaws of HV Bancorp, Inc. (2)

4	Form of Common Stock Certificate of HV Bancorp, Inc. (3)

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (4)

10.2	Employment Agreement between Huntingdon Valley Bank and Joseph C. O'Neill, Jr. (5)

10.3	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

10.4	HV Bancorp, Inc. 2018 Equity Plan (8)

10.5	Form of Restricted Stock Award Agreement (9)

10.6	Form of Incentive Stock Option Award Agreement (10)

10.7	Form of Non-Qualified Stock Option Award Agreement (11)

10.8	Consulting Agreement (13)

10.9	Employment Agreement between Huntingdon Valley Bank and Robert J. Marino (14)

10.10	HV Bancorp, Inc. 2021 Equity Plan (15)

16.1	Letter Regarding Change in Certifying Accountants (12)

21	Subsidiaries of Registrant (7)

23.1	Consent of S.R. Snodgrass, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

108

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

(14)

Incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on October 26, 2021.

(15)

Incorporated by reference to Appendix A to the definitive proxy statement for the Meeting of Shareholders of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on April 15, 2021.

*        Filed herein

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HV BANCORP, INC.

Date: March 28, 2022	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2022
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2022
Joseph C. O’Neill, Jr.

/s/ Robert J. Marino	Vice-Chair and President	March 28, 2022
Robert J. Marino
/s/ Carl Hj. Asplundh III	Director	March 28, 2022
Carl Hj. Asplundh III

/s/ John D. Behm	Director	March 28, 2022
John D. Behm

/s/ Scott W. Froggatt	Director	March 28, 2022
Scott W. Froggatt

/s/ Joseph F. Kelly	Director	March 28, 2022
Joseph F. Kelly

/s/ Michael L. Hammer	Director	March 28, 2022
Michael L. Hammer

