Form 10-Q
period 2022-03-31
HV Bancorp, Inc.
filed 2022-05-13
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2022, there were 2,163,576 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021 (Dollars in thousands, except share and per share data)

	At March 31,	At December 31,
	2022	2021
Assets
Cash and due from banks	$4,148	$3,635
Non interest-earning deposits with banks	7,613	2,858
Interest-earning deposits with banks	105,815	112,880
Federal funds sold	3,518	1,415
Cash and cash equivalents	121,094	120,788
Investment securities available-for-sale, at fair value	71,568	44,512
Equity securities	500	500
Loans held-for-sale, at fair value	13,384	40,480
Loans receivable, net of allowance for loan losses of $2,446 at March 31, 2022 and $2,368 at December 31, 2021	323,792	325,203
Bank-owned life insurance	5,922	6,557
Restricted investment in bank stock	2,068	2,008
Premises and equipment, net	2,996	3,160
Operating lease right-of-use assets	8,463	8,669
Accrued interest receivable	1,460	1,340
Mortgage banking derivatives	1,350	1,458
Mortgage servicing rights	155	3,382
Other assets	3,774	2,067
Total Assets	$556,526	$560,124
Liabilities and Shareholders' Equity
Liabilities
Deposits	$466,034	$463,989
Advances from the Federal Home Loan Bank	26,471	26,431
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	249	3,119
Subordinated debt	9,996	9,996
Operating lease liabilities	8,838	9,030
Advances from borrowers for taxes and insurance	46	439
Other liabilities	3,470	4,484
Total Liabilities	515,104	517,488

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,274,025 and 2,272,625 shares issued as of March 31, 2022 and December 31, 2021, respectively; 2,164,899 and 2,170,397 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	23	23
Treasury Stock, at cost (109,126 shares at March 31, 2022 and 102,228 December 31, 2021)	(1,630)	(1,483)
Additional paid-in capital	21,420	21,324
Retained earnings	25,394	24,793
Accumulated other comprehensive loss	(1,942)	(148)
Unearned Employee Stock Option Plan	(1,843)	(1,873)
Total Shareholders' Equity	41,422	42,636
Total Liabilities and Shareholders' Equity	$556,526	$560,124

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Interest Income
Interest and fees on loans	$3,835	$3,565
Interest and dividends on investments:
Taxable	199	127
Nontaxable	26	15
Interest on mortgage-backed securities and collateralized mortgage obligations	51	31
Interest on interest-earning deposits and federal funds sold	58	65
Total Interest Income	4,169	3,803
Interest Expense
Interest on deposits	323	406
Interest on advances from the Federal Home Loan Bank	97	97
Interest on advances from the Federal Reserve PPPLF	1	33
Interest on subordinated debt	113	—
Total Interest Expense	534	536
Net interest income	3,635	3,267
Provision for Loan Losses	113	148
Net interest income after provision for loan losses	3,522	3,119
Non-Interest Income
Fees for customer services	202	111
Increase in cash surrender value of bank-owned life insurance	36	37
Gain on sale of loans, net	2,357	4,892
Loss from derivative instruments, net	(52)	(236)
Gain on sale of mortgage servicing rights, net	1,029	—
Change in fair value of loans held-for-sale	(720)	(709)
Other	291	8
Total Non-Interest Income	3,143	4,103
Non-Interest Expense
Salaries and employee benefits	3,741	3,510
Occupancy	587	523
Federal deposit insurance premiums	128	223
Data processing related operations	349	403
Professional fees	321	252
Other expenses	808	521
Total Non-Interest Expense	5,934	5,432
Income before income taxes	731	1,790
Income Tax Expense	130	488
Net Income	$601	$1,302
Net Income per share:
Basic	$0.30	$0.66
Diluted	$0.29	$0.65
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021 (Dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Comprehensive (Loss) Income, Net of Taxes
Net Income	$601	$1,302
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities (pre-tax ($2,545) and $(329), respectively)	(1,794)	(232)
Other comprehensive loss	(1,794)	(232)
Comprehensive (Loss) Income	$(1,193)	$1,070

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021 (Dollars in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, January 1, 2022	2,170,397	$23	$(1,483)	$21,324	$24,793	$(148)	$(1,873)	$42,636
ESOP shares committed to be released	—	—	—	16	—	—	30	46
Treasury stock purchased	(6,898)	—	(147)	—	—	—	—	(147)
Stock option exercise	1,400	—	—	21	—	—	—	21
Stock option expense	—	—	—	14	—	—	—	14
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	601	—	—	601
Other comprehensive loss	—	—	—	—	—	(1,794)	—	(1,794)
Balance, March 31, 2022	2,164,899	$23	$(1,630)	$21,420	$25,394	$(1,942)	$(1,843)	$41,422

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	7	—	—	29	36
Treasury stock purchased	(15,260)	—	(263)	—	—	—	—	(263)
Stock option exercise	1,400	—	—	21	—	—	—	21
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	1,302	—	—	1,302
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)
Balance, March 31, 2021	2,175,548	$23	$(1,355)	$21,100	$22,043	$6	$(1,965)	$39,852

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Months Ended March 31,	2022	2021
Cash Flows from Operating Activities
Net income	$601	$1,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187	153
Accretion of net deferred loan fees	(441)	(449)
Amortization of net securities premiums	53	10
Amortization of operating lease right-of-use assets	205	203
Amortization of Federal Home Loan Bank premium	40	40
Loss from derivative instruments, net	52	236
Provision for loan losses	113	148
Deferred income taxes	(124)	(168)
Earnings on bank-owned life insurance	(36)	(37)
Gain on settlement of bank-owned life insurance	(209)	—
Net proceeds from sale of mortgage servicing rights	1,029	—
Stock based compensation expense	59	61
ESOP compensation expense	46	36
Loans held for sale:
Originations, net of prepayments	(77,135)	(176,119)
Proceeds from sales	105,868	204,983
Gain on sales	(2,357)	(4,892)
Change in fair value of loans held for sale	720	709
Changes in assets and liabilities which provided by (used in) cash:
Accrued interest receivable	(120)	(168)
Other assets	1,371	(904)
Other liabilities	(1,155)	(744)
Net cash provided by operating activities	28,767	24,400
Cash Flows from Investing Activities
Net decrease (increase) in loans receivable	1,739	(27,930)
Activity in available-for-sale securities:
Maturities and repayments	1,206	1,836
Purchases	(30,860)	(6,505)
Proceeds from settlement of bank-owned life insurance	880	—
Purchases of restricted investment in bank stock	(282)	(220)
Redemption of restricted investment in bank stock	222	149
Purchases of premises and equipment	(23)	(372)
Net cash used in investing activities	(27,118)	(33,042)
Cash Flows from Financing Activities
Net increase (decrease) increase in deposits	2,045	(253,638)
Net decrease in advances from borrowers for taxes and insurance	(393)	(513)
Repayment of borrowings from the FRB PPPLF	(2,870)	(13,404)
Proceeds from stock option exercise	21	21
Purchase of treasury stock	(147)	(263)
Net cash used in financing activities	(1,344)	(267,797)
Increase (Decrease) in Cash and Cash Equivalents	305	(276,439)
Cash and Cash Equivalents, beginning of year	120,788	414,590
Cash and Cash Equivalents, end of year	$121,093	$138,151
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$440	$535
Cash paid during the year for income taxes	$137	$13
Recognition of operating lease right-of-use assets	$—	$1,864
Recognition of operating lease obligations	$—	$1,864

See Notes to Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BASIS OF PRESENTATION and RECENT ACCOUNTING PRONOUNCEMENTS

Organization

HV Bancorp, Inc., a Pennsylvania Corporation (the “Company”), is the holding company of Huntingdon Valley Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On January 11, 2017, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Shares of the Company began trading on the Nasdaq Capital Market on January 12, 2017. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Bank”).

The Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOBs”). The Bank was organized in 1871, and currently provides residential and commercial loans to its general service area (Montgomery, Bucks and Philadelphia Counties of Pennsylvania, Burlington County, New Jersey and New Castle County, Delaware) as well as offering a wide variety of savings, checking and certificate of deposit accounts to its retail and business customers. In November 2020, the Bank formed a wholly-owned subsidiary, HVB Investment Management Inc., under the laws of the state of Delaware, as an investment company subsidiary to hold and manage certain investments. HVB Investment Management Inc., became operational in January 2021.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2021 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 28, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2022.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives, and Hedging (Topic 815); and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-04 makes clarifying amendments to certain financial instrument standards. For entities that have not yet adopted ASU 2016-13, the effective dates for the amendments related to ASU 2016-13 are the same as the effective dates in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2017-12 as of April 25, 2019, the effective dates for the amendments to Topic 815 are the same as the effective dates in ASU 2017-12. For entities that have adopted ASU 2017-12 as of April 25, 2019, the effective date is as of the beginning of the first annual period beginning after

April 25, 2019. The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted the credit losses standard, the ASU is effective when they implement the credit losses standard. For entities that already have adopted the credit losses standard, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and have not adopted ASU 2016-13.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and have not adopted ASU 2016-13.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848.   ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.  ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

Adoption of New Accounting Standards

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

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,514	$—	$(247)	$3,267
U.S. Treasury securities	24,864	—	(84)	24,780
Corporate notes	21,342	27	(772)	20,597
Collateralized mortgage obligations - agency residential	9,197	8	(503)	8,702
Mortgage-backed securities - agency residential	8,754	—	(620)	8,134
Municipal securities	6,403	—	(570)	5,833
Bank CDs	249	6	—	255
	$74,323	$41	$(2,796)	$71,568

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,596	$—	$(84)	$3,512
Corporate notes	18,805	174	(112)	18,867
Collateralized mortgage obligations - agency residential	7,754	6	(96)	7,664
Mortgage-backed securities - agency residential	7,656	2	(115)	7,543
Municipal securities	6,412	62	(55)	6,419
Bank CDs	499	8	—	507
	$44,722	$252	$(462)	$44,512

The scheduled maturities of securities available-for-sale at March 31, 2022 were as follows:

	March 31, 2022
	Available-for-Sale
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,503	$1,500
Due from one to five years	35,231	34,688
Due from after five to ten years	18,014	17,205
Due after ten years	19,575	18,175
	$74,323	$71,568

Securities with a fair value of $5.0 million and $5.6 million at March 31, 2022, and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were no sales of available-for-sale securities for the three months ended March 31, 2022, and 2021.

The following tables summarize the unrealized loss positions of securities available-for-sale as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,390	$(65)	$1,877	$(182)	$3,267	$(247)
U.S. Treasury securities	24,780	(84)	—	—	24,780	(84)
Corporate notes	14,727	(698)	1,943	(74)	16,670	(772)
Collateralized mortgage obligations	7,728	(503)	—	—	7,728	(503)
Mortgage-backed securities	2,940	(176)	5,194	(444)	8,134	(620)
Municipal securities	4,510	(440)	1,323	(130)	5,833	(570)
Bank CDs	—	—	—	—	—	—
	$56,075	$(1,966)	$10,337	$(830)	$66,412	$(2,796)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$3,512	$(84)	$—	$—	$3,512	$(84)
Corporate notes	8,457	(102)	1,507	(10)	9,964	(112)
Collateralized mortgage obligations	5,698	(96)	—	—	5,698	(96)
Mortgage-backed securities	7,254	(115)	—	—	7,254	(115)
Municipal securities	3,649	(55)	—	—	3,649	(55)
Bank CDs	—	—	—	—	—	—
	$28,570	$(452)	$1,507	$(10)	$30,077	$(462)

At March 31, 2022 and December 31, 2021, the investment portfolio included four U.S. Government and Agency securities with total fair values of $3.3 million and $3.5 million, respectively. As of March 31, 2022 and December 31, 2021, there were four securities in an unrealized loss position. The U.S Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of March 31, 2022 and December 31, 2021, management found no evidence of other-than-temporary impairment (“OTTI”) on any of the U.S. Governmental and Agency securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2022, the investment portfolio included five U.S. Treasury securities with total fair values of $24.8 million. As of March 31, 2022, all five securities were in an unrealized loss position. The U.S Treasury securities are zero risk weighted for capital purposes. As of March 31, 2022, management found no evidence of OTTI on any of the U.S. Treasury securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2022 and December 31, 2021, the investment portfolio included thirty and twenty-six corporate notes, respectively with total fair values of $20.6 million and $18.9 million. Of these securities, twenty-five and fifteen were in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2022 and December 31, 2021, the investment portfolio included sixteen and twelve collateralized mortgage obligations (“CMOs”) with total fair values of $8.7 million and $7.7 million, respectively. Of these securities, fifteen and nine were in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2022 and December 31, 2021, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2022 and December 31, 2021, the investment portfolio included fourteen and eleven mortgage backed securities (“MBS”) with a total fair value of $8.1 million and $7.5 million, respectively. As of March 31, 2022 and December 31, 2021, there were fourteen and ten securities in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of March 31, 2022 and December 31, 2021, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2022 and December 31, 2021, the investment portfolio included eleven municipal securities for both periods with a total fair value of $5.8 million and $6.4 million, respectively. Of these securities, eleven and six were in an unrealized loss position as of March 31, 2022 and December 31, 2021. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of March 31, 2022 and December 31, 2021, continue to maintain investment grade ratings. As of March 31, 2022 and December 31, 2021, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At March 31, 2022 and December 31, 2021, the investment portfolio included Bank Certificates of Deposit (“CDs”) with a total fair value of $255,000 and $507,000, respectively. As of March 31, 2022 and December 31, 2021, there were no securities in an unrealized loss position. The CDs are fully insured by the FDIC. As of March 31, 2022 and December 31, 2021, management found no evidence of OTTI on any of the CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at March 31, 2022, and December 31, 2021. As of March 31, 2022 and December 31, 2021 the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at March 31, 2022, and December 31, 2021:

	March 31, 2022
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At March 31, 2022 and December 31, 2021, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Residential:
One-to-four family	$113,087	$106,335
Home equity and HELOCs	2,830	3,172
Commercial:
Commercial real estate	112,729	116,882
Commercial business	38,262	30,164
SBA PPP loans	10,290	22,912
Main Street Lending Program	1,585	1,605
Construction	43,603	42,866
Consumer:
Medical education	4,283	4,409
Other	9	17

	326,678	328,362

Unearned discounts, origination and commitment fees and costs	(440)	(791)
Allowance for loan losses	(2,446)	(2,368)

	$323,792	$325,203

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2022, the balance of the private education loans was $4.3 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2022, there were two loans with a total balance of approximately $66,000 past due 90 days or more.

In April 2020, we began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the SBA with support from the Department of Treasury under the enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company participated in round 1 and 2 of PPP, processing over 800 applications totaling approximately $126.9 million. As of March 31, 2022, the Company had a total outstanding balance of approximately $10.3 million for round 1 and 2 of PPP. Through March 2022, the Company received approximately $116.6 million in PPP forgiveness from the SBA and customer pay downs.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $9,000 and $17,000 at March 31, 2022, and December 31, 2021, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2022 and 2021:

Allowance for Loan Losses	For the three months ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$322	$—	$—	$23	$345	$—	$345
Home equity and HELOCs	8	—	—	(1)	7	—	7
Commercial:
Commercial real estate	819	—	—	(46)	773	—	773
Commercial business	341	—	—	96	437	—	437
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	460	—	—	35	495	—	495
Consumer:
Medical education	391	(36)	1	6	362	—	362
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—

	$2,368	$(36)	$1	$113	$2,446	$—	$2,446

Allowance for Loan Losses	For the three months ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$637	$—	$—	$(72)	$565	$—	$565
Home equity and HELOCs	15	—	—	(2)	13	—	13
Commercial:
Commercial real estate	519	—	—	38	557	—	557
Commercial business	280	—	—	13	293	—	293
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	74	—	—	75	149	—	149
Consumer:
Medical education	367	(172)	—	194	389	—	389
Other	98	—	—	(98)	—	—	—
Unallocated	—	—	—	—	—	—	—

	$2,017	$(172)	$—	$148	$1,993	$—	$1,993

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

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of March 31, 2022, and December 31, 2021:

March 31, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$113,087	$1,100	$111,987
Home equity and HELOCs	2,830	—	2,830
Commercial
Commercial real estate	112,729	177	112,552
Commercial business	38,262	64	38,198
SBA PPP loans	10,290	—	10,290
Main Street Lending Program	1,585	—	1,585
Construction	43,603	192	43,411
Consumer:
Medical education	4,283	—	4,283
Other	9	—	9

	$326,678	$1,533	$325,145

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$106,335	$1,064	$105,271
Home equity and HELOCs	3,172	—	3,172
Commercial
Commercial real estate	116,882	181	116,701
Commercial business	30,164	71	30,093
SBA PPP loans	22,912	—	22,912
Main Street Lending Program	1,605	—	1,605
Construction	42,866	1,168	41,698
Consumer:
Medical education	4,409	—	4,409
Other	17	—	17
	$328,362	$2,484	$325,878

The following table summarizes information about impaired loans by loan portfolio class as of March 31, 2022, and December 31, 2021:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,100	$1,270	$—	$1,064	$1,223	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	177	177	—	181	181	—
Commercial business	64	64	—	71	71	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Construction	192	192	—	1,168	1,168	—
Consumer:
Medical education	—	—	—	—	—	—
	1,533	1,703	—	2,484	2,643	—

With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	—	—	—	—	—	—
	$1,533	$1,703	$—	$2,484	$2,643	$—

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2022, and March 31, 2021:

	Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,083	$—	$923	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	179	3	983	5
Commercial business	67	1	93	1
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	680	—	—	—
Consumer:
Medical education	—	—	—	—
	2,009	4	1,999	6
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$2,009	$4	$1,999	$6

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $19,000 and $14,000 for the three months ended March 31, 2022, and 2021, respectively.

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2022, and December 31, 2021:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Residential:
One-to-four family	$1,100	$1,064
Home equity and HELOCs	68	68
Commercial:
Commercial real estate	—	—
Commercial business	95	95
SBA PPP loans	—	—
Construction	192	1,168
Consumer:
Medical education	1,115	1,358
Other	—	—

	$2,570	$3,753

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2022, and December 31, 2021:

	March 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$111,987	$—	$1,100	$—	$113,087
Home equity and HELOCs	2,762	—	68	—	2,830
Commercial:
Commercial real estate	111,028	1,524	177	—	112,729
Commercial business	38,103	—	159	—	38,262
SBA PPP Loans	10,290	—	—	—	10,290
Main Street Lending Program	1,585	—	—	—	1,585
Construction	43,411	—	192	—	43,603
Consumer:
Medical education	3,168	—	1,115	—	4,283
Other	9	—	—	—	9
	$322,343	$1,524	$2,811	$—	$326,678

	December 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$105,271	$—	$1,064	$—	$106,335
Home equity and HELOCs	3,104	—	68	—	3,172
Commercial:
Commercial real estate	115,164	1,537	181	—	116,882
Commercial business	29,998	—	166	—	30,164
SBA PPP loans	22,912	—	—	—	22,912
Main Street Lending	1,605	—	—	—	1,605
Construction	41,698	—	1,168	—	42,866
Consumer:
Medical education	3,051	—	1,358	—	4,409
Other	17	—	—	—	17
	$322,820	$1,537	$4,005	$—	$328,362

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2022, and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$1,057	$440	$674	$2,171	$110,916	$113,087	$—
Home equity and HELOCs	2	—	68	70	2,760	2,830	—
Commercial:
Commercial real estate	—	—	—	—	112,729	112,729	—
Commercial business	—	—	95	95	38,167	38,262	—
SBA PPP loans	—	—	—	—	10,290	10,290	—
Main Street Lending Program	—	—	—	—	1,585	1,585	—
Construction	—	—	192	192	43,411	43,603	—
Consumer:
Medical education	607	54	66	727	3,556	4,283	—
Other	—	—	—	—	9	9	—

	$1,666	$494	$1,095	$3,255	$323,423	$326,678	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$1,292	$137	$680	$2,109	$104,226	$106,335	$—
Home equity and HELOCs	—	—	68	68	3,104	3,172	—
Commercial:
Commercial real estate	—	—	—	—	116,882	116,882	—
Commercial business	95	—	—	95	30,069	30,164	—
SBA PPP loans	—	—	—	—	22,912	22,912	—
Main Street Lending Program	—	—	—	—	1,605	1,605	—
Construction	—	—	1,168	1,168	41,698	42,866	—
Consumer:
Medical education	452	605	39	1,096	3,313	4,409	—
Other	—	—	—	—	17	17	—

	$1,839	$742	$1,955	$4,536	$323,826	$328,362	$—

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

As of March 31, 2022, and December 31, 2021, the Company had two loans identified as TDRs totaling $184,000 and $193,000, respectively.  At March 31, 2022, and December 31, 2021, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended March 31, 2022 and 2021. No additional loan commitments were outstanding to these borrowers at March 31, 2022, and December 31, 2021. At March 31, 2022, and December 31, 2021, there was no specific reserves related to the TDRs.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2022:

	As of March 31, 2022
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$120	$—	$120
Commercial business	1	64	—	64
Total	2	$184	$—	$184

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2021:

	As of December 31, 2021
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$122	$—	$122
Commercial business	1	71	—	71
Total	2	$193	$—	$193

The carrying amount of residential mortgage loans in the process of foreclosure was $86,000 and $89,000 at March 31, 2022 and December 31, 2021, respectively.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling residential mortgage loans to a third party, while retaining the rights to service the loans. As of March 31, 2022, the book value of the mortgage servicing rights (“MSRs”) associated with the loan sales totaled $155,000.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income on loans in the Company’s consolidated statements of income. Servicing income, which includes late and ancillary fees, was $228,000 and $17,400 for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the Company had a bulk sale of MSRs with an underlying unpaid principal balance of $360 million in loans to an unrelated party.

For the three months ended March 31, 2022 and 2021, the change in the carrying value of the Company’s MSRs accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at Beginning of Period	$3,382	$2,041
Servicing Rights retained from loans sold	135	897
Amortization and other	(172)	(137)
Mortgage servicing rights sold	(3,190)	—
Valuation Allowance Provision	—	—
Balance at End of Period	$155	$2,801
Fair value, End of Period	$195	$3,101

The key data and assumptions used in estimating the fair value of the Company’s MSRs as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Long run Constant Prepayment Rate	7.67%	7.67%
Weighted-Average Life (in years)	27.4	27.4
Weighted-Average Note Rate	2.924%	2.924%
Weighted-Average Discount Rate	9.00%	9.00%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2022, and December 31, 2021. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of March 31, 2022, and December 31, 2021 (in thousands):

March 31, 2022
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments (“IRLCs”)	Mortgage banking derivatives	$970	$70,737
Forward loan sales commitments	Mortgage banking derivatives	19	2,668
To Be Announced securities ("TBAs")	Mortgage banking derivatives	361	18,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$9	$1,997
Forward loan sales commitments	Other liabilities	6	936
TBA securities	Other liabilities	—	—

December 31, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$1,382	$70,259
Forward loan sales commitments	Mortgage banking derivatives	75	2,543
TBA securities	Mortgage banking derivatives	1	4,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$36	$2,327
Forward loan sales commitments	Other liabilities	35	2,995
TBA securities	Other liabilities	—	250

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2022 and 2021 (in thousands) :

		Loss
	Consolidated Statements of Income	Three Months Ended
	Presentation	March 31, 2022	March 31, 2021
Interest rate lock commitments	Loss from derivative instruments	$(385)	$(157)
Forward loan sales commitments	Loss from derivative instruments	(27)	(177)
TBA securities	Gain from derivative instruments	360	98
	Total loss from derivative instruments	$(52)	$(236)

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$3,267	$—	$3,267
U.S. Treasury securities	24,780	—	—	24,780
Corporate notes	—	17,646	2,951	20,597
Collateralized mortgage obligations - agency residential	—	8,702	—	8,702
Mortgage-backed securities - agency residential	—	8,134	—	8,134
Municipal securities	—	5,833	—	5,833
Bank CDs	—	255	—	255
Loans held for sale	—	13,384	—	13,384
Interest rate lock commitments	—	—	970	970
Forward loan sales commitments	—	19	—	19
TBA securities	—	361	—	361
	$24,780	$57,601	$3,921	$86,302

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$3,512	$—	$3,512
Corporate notes	—	15,825	3,042	18,867
Collateralized mortgage obligations - agency residential	—	7,664	—	7,664
Mortgage-backed securities - agency residential	—	7,543	—	7,543
Municipal securities	—	6,419	—	6,419
Bank CDs	—	507	—	507
Loans held for sale	—	40,480	—	40,480
Interest rate lock commitments	—	—	1,382	1,382
Forward loan sales commitments	—	75	—	75
TBA securities	—	1	—	1
	$—	$82,026	$4,424	$86,450

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$9	$9
Forward loan sales commitments	—	6	—	6
TBA securities	—	—	—	—
	$—	$6	$9	$15

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$36	$36
Forward loan sales commitments	—	35	—	35
TBA securities	—	—	—	—
	$—	$35	$36	$71

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2022	$3,042	$1,382	$(36)
Total unrealized losses:
Included in other comprehensive loss	(91)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(412)	27
Purchases, sales and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2022	$2,951	$970	$(9)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of March 31, 2022	$—	$(412)	$27
Change in unrealized loss for the period included other comprehensive loss for assets held as of March 31, 2022	$(91)	$—	$—

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total unrealized losses:
Included in other comprehensive loss	(41)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(191)	34
Purchases, sales and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2021	$8,027	$2,456	$(72)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of March 31, 2021	$—	$(191)	$34
Change in unrealized loss for the period included other comprehensive income (loss) for assets held as of March 31, 2021	$(41)	$—	$—

At March 31, 2022, and December 31, 2021, the Company had classified $3.0 million of Corporate notes as Level 3. As of March 31, 2022, the fair value of $951,000 of a Corporate note includes a subordinated debt bond. The Company’s methodology for valuing this Corporate note is to obtain market quotes through a third-party pricing model. The weighted average of the market price quotes was 95.1%.  In addition, classified as Level 3 are two subordinated debt bonds with a fair value of $2.0 million. The Company’s methodology to value the two subordinated debt bonds is to obtain market values of similar subordinated debt bond issuances over the past twelve months from a broker/investment firm. The weighted average of the market price quotes applied is 100.0%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At March 31, 2022, and December 31, 2021, the Company had classified $961,000 and $1.3 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 70.1% to 100.0% at March 31, 2022.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Significiant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Corporate Notes	$2,951	Pricing Model	Offered quotes	95.06-100.00%	98.35%
Net derivative asset and liability:
IRLC	$961	Discounted cash flows	Pull-through rates	70.09%-100.00%	94.71%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$3,042	Market comparable securities	Offered quotes	101.00%-102.50%	102.12%
Net derivative asset and liability:
IRLC	$1,346	Discounted cash flows	Pull-through rates	81.61%-100.00%	93.06%

There were no assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
March 31, 2022	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$121,094	$121,094	$121,094	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	323,792	328,934	—	—	328,934
Bank-owned life insurance	5,922	5,922	5,922	—	—
Restricted investment in bank stock	2,068	2,068	2,068	—	—
Accrued interest receivable	1,460	1,460	1,460	—	—
Mortgage servicing rights	155	195	—	—	195
Liabilities:
Deposits	$466,034	$465,866	$433,974	$31,892	$—
Advances from the FHLB	26,471	25,374	—	25,374	—
Federal Reserve PPPLF advances	249	249	—	249	—
Subordinated debt	9,996	9,894	—	—	9,894
Advances from borrowers for taxes and insurance	46	46	46	—	—
Accrued interest payable	55	55	55	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120,788	$120,788	$120,788	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	325,203	328,676	—	—	328,676
Bank-owned life insurance	6,557	6,557	6,557	—	—
Restricted investment in bank stock	2,008	2,008	2,008	—	—
Accrued interest receivable	1,340	1,340	1,340	—	—
Mortgage servicing rights	3,382	4,249	—	—	4,249
Liabilities:
Deposits	$463,989	$464,164	$431,815	$32,349	$—
Advances from the FHLB	26,431	26,492	—	26,492	—
Federal Reserve PPPLF advances	3,119	3,119	—	3,119	—
Subordinated debt	9,996	10,436	—	—	10,436
Advances from borrowers for taxes and insurance	439	439	439	—	—
Accrued interest payable	73	73	73	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three months ended March 31, 2022 and March 31, 2021.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Balance at beginning period	$(148)	$238
Unrealized holding losses on available-for-sale securities before reclassification	(1,794)	(232)
Amount reclassified for investment securities gains included in net income	—	—
Net current-period other comprehensive loss	(1,794)	(232)
Balance at ending period	$(1,942)	$6

(1)	All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% for the three months ended March 31, 2022 and 2021, respectively.

There were no amounts reclassified for investment securities gains included in net income out for the three months ended March 31, 2022, and March 31, 2021.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2022, there were 209,600 stock options outstanding of which 87,520 of the stock options were vested and exercisable at March 31, 2022. At March 31, 2022, there 87,000 restricted stock shares outstanding of which 36,880 restricted stock shares were vested and exercisable at March 31, 2022. The 209,600 stock options outstanding and 50,120 restricted stock shares outstanding were included in the computation of diluted net income per share for the three months ended March 31, 2022 as their effect was not anti-dilutive. At March 31, 2021, there were 215,000 stock options outstanding of which 59,600 of the stock options were vested and exercisable at March 31, 2021. At March 31, 2021, there 87,000 restricted stock shares outstanding of which 24,700 restricted stock shares were vested at March 31, 2021. The 215,000 stock options outstanding and 62,300 restricted stock shares outstanding were included in the computation of diluted net income per share for the three months ended March 31, 2021 as their effect was not anti-dilutive.

The calculation of basic and diluted EPS for the three months ended March 31, 2022, and 2021 is as follows:

	For the Three Months Ended March 31,
	2022	2021
Net income	$601,000	$1,302,000
Weighted average number of shares issued	2,272,858	2,271,192
Less weighted average number of treasury shares	(105,365)	(92,367)
Less weighted average number of unearned ESOP shares	(129,502)	(138,225)
Less weighted average number of unvested restricted stock awards	(50,400)	(54,800)
Basic weighted average shares outstanding	1,987,591	1,985,800
Add dilutive effect of stock options	52,158	21,969
Add dilutive effect of restricted stock awards	19,752	5,792
Diluted weighted average shares outstanding	2,059,501	2,013,561

Net income per share:
Basic	$0.30	$0.66
Diluted	$0.29	$0.65

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2022, there were 3,997 shares available for future awards under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of March 31, 2022, there were no grants issued under the 2021 Equity Incentive Plan.

Stock option expense was $14,000 and $15,000 for the three months ended March 31, 2022 and 2021. At March 31, 2022, total unrecognized compensation cost related to stock options was $197,000.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022, and March 31, 2021 was as follows:

	March 31, 2022				March 31, 2021
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	211,000	$14.92	6.6	$1,451,680	216,400	$14.93	7.6	$484,736
Granted	—	—	—	—	—	—	—	—
Exercised	(1,400)	14.80	—	—	(1,400)	14.80	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, March 31	209,600	$14.92	6.4	$1,473,488	215,000	$14.93	7.4	$969,650
Exercisable, March 31	87,520	$14.90	6.3	$617,016	59,600	$14.88	7.3	$271,776

Restricted stock expense was $45,000 and $46,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the expected future compensation expense relating to non-vested restricted stock outstanding was $619,000.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2022, and March 31, 2021 was as follows:

	March 31, 2022		March 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	50,680	$14.98	62,860	$14.97
Vested	(560)	15.21	(560)	15.21
Granted	—	—	—	—
Forfeited	—	—	—	—
Non-vested at March 31	50,120	$14.98	62,300	$14.97

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $5.8 million at March 31, 2022, for which the Company received no fees for customer services for the three months ended March 31, 2022 and $380 for the three months ended March 31, 2021.

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

The following table presents non-interest income for the three months ended March 31, 2022, and March 31, 2021:
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Non-Interest Income
In-scope of Topic 606:
Fee income	$132	$72
Insufficient fund fees	22	18
Other service charges	44	18
ATM interchange fee income	4	2
Other income	3	1
Total Non-Interest Income (in-scope of Topic 606)	$205	$111

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$36	$37
Gain on sale of loans, net	2,357	4,892
Loss from derivative instruments	(52)	(236)
Gain on sale of mortgage servicing rights, net	1,029	—
Change in fair value for loans held-for-sale	(720)	(709)
Other	288	8
Total Non-Interest Income (out-scope of Topic 606)	2,938	3,992
Total Non-Interest Income (in-scope of Topic 606)	205	111
Total Noninterest Income	$3,143	$4,103

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the consolidated statements of financial condition:

		March 31, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,463	$8,669
Total Lease Right-of-Use Assets		$8,463	$8,669

		March 31, 2022	December 31, 2021
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$8,838	$9,030
Total Lease Liabilities		$8,838	$9,030

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

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	10.7 years	11.0 years
Weighted-average discount rate
Operating leases	2.04%	2.04%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Operating lease cost	$205	$203
Short-term lease cost	5	7
Total	$210	$210

Future minimum payments for operating leases as of March 31, 2022, and December 31, 2021 were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Twelve Months Ended:
Within one year	$982	$971
After one but within two years	986	987
After two but within three years	974	988
After three but within four years	940	937
After four but within five years	953	949
After five years	5,075	5,315
Total Future Minimum Lease Payments	9,910	10,147
Amounts Representing Interest	(1,072)	(1,117)
Present Value of Net Future Minimum Lease Payments	$8,838	$9,030

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

The following tables presents summary financial information for the reportable segments (in thousands):

	For the three months ended March 31, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,295	$178	$2,676	$40	$(20)	$4,169
Total Interest Expense	152	17	256	113	(4)	534
Net Interest Income	1,143	161	2,420	(73)	(16)	3,635
Provision for Loan losses	17	—	96	—	—	113
Net interest income after provision for loan losses	1,126	161	2,324	(73)	(16)	3,522

Total non-interest income	331	2,673	152	—	(13)	3,143

Non-interest Expense:
Salaries and employee benefits	1,367	1,276	1,114	—	(16)	3,741
Other expenses	1,024	763	349	70	(13)	2,193
Total non-interest expenses	2,391	2,039	1,463	70	(29)	5,934
Income (loss) before income taxes	(934)	795	1,013	(143)	—	731
Income tax expense (benefit)	(171)	146	185	(30)	—	130
Net income (loss)	$(763)	$649	$828	$(113)	$—	$601

Total assets as of March 31, 2022	$335,966	$14,889	$205,068	$51,498	$(50,895)	$556,526

	For the three months ended March 31, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,415	$377	$1,994	$34	$(17)	$3,803
Total Interest Expense	168	73	295	—	—	536
Net Interest Income	1,247	304	1,699	34	(17)	3,267
Provision for Loan losses	25	—	123	—	—	148
Net interest income after provision for loan losses	1,222	304	1,576	34	(17)	3,119

Total non-interest income	97	3,947	72	—	(13)	4,103

Non-interest Expense:
Salaries and employee benefits	1,170	1,640	713	—	(13)	3,510
Other expenses	999	674	201	65	(17)	1,922
Total non-interest expenses	2,169	2,314	914	65	(30)	5,432
Income (loss) before income taxes	(850)	1,937	734	(31)	—	1,790
Income tax expense (benefit)	(231)	526	199	(6)	—	488
Net income (loss)	$(619)	$1,411	$535	$(25)	$—	$1,302

Total assets as of March 31, 2021	$318,991	$64,181	$210,247	$39,910	$(37,599)	$595,730

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of coronavirus COVID-19 and any other pandemic, epidemic or health-related crisis on our operations, current customers and the economy in general, inflation and monetary fluctuations and volatility, changes in the interest rate environment, increases in nonperforming loans, legislative and regulatory changes that adversely affect the business of the Company, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

HV Bancorp, Inc. provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our seven full-service banking offices located in Plumsteadville, Philadelphia, Warrington and Huntingdon Valley, Pennsylvania and Mount Laurel, New Jersey. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania and Wilmington, Delaware; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage loans, commercial real estate loans (including multi-family loans), construction loans, home equity loans and lines of credit and, to a lesser extent, consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one-to-four family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and principal and interest payments on loans and securities.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees for customer services, gain (loss) from derivative instruments, gain on sale of mortgage servicing rights, net, change in fair value of loans held-for-sale and sales of securities. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees and other expenses.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2021.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2021.

Comparison of Statements of Financial Condition at March 31, 2022 and at December 31, 2021

Total Assets

Total assets decreased $3.6 million to $556.5 million at March 31, 2022, from $560.1 million at December 31, 2021. The decrease was primarily the result of decreases of $27.1 million in net loans held for sale, $3.2 million in mortgage servicing rights and $1.4 million in loans receivable, net offset by increases of $27.1 million in investment securities and $1.7 million in other assets.

Cash and cash equivalents

Cash and cash equivalents increased $306,000 to $121.1 million at March 31, 2022, from $120.8 million at December 31, 2021.

Investment Securities

Investment securities increased $27.1 million or 60.9%, to $71.6 million at March 31, 2022 from $44.5 million at December 31, 2021. The increase was primarily due to purchase of $30.9 million of primarily of U.S. treasury securities, mortgage-backed, collateralized mortgage obligations and corporate notes offset by $2.5 million net unrealized loss on available-for-sale securities.

Net Loans

Net loans decreased $1.4 million to $323.8 million at March 31, 2022, from $325.2 million at December 31, 2021. PPP loans from Round 1 and 2 decreased by $12.6 million to $10.3 million at March 31, 2022 from $22.9 million at December 31, 2021 as a result of PPP loan forgiveness from the SBA. Commercial real estate loans decreased by $4.2 million to $112.7 million at March 31, 2022, from $116.9 million at December 31, 2021. Finally, there was a $342,000 decrease in home equity and HELOC loans from $3.2 million at December 31, 2021, to $2.8 million at March 31, 2022. Offsetting these decreases, was a $8.1 million increase in commercial business loans to $38.3 million at March 31, 2022, from $30.2 million at December 31, 2021 and a $6.8 million increase in one-to-four family residential real estate loans from $106.3 million at December 31, 2021, to $113.1 million at March 31, 2022. Construction loans increased $737,000 to $43.6 million at March 31, 2022, from $42.9 million at December 31, 2021.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2022, the balance of the private education loans was $4.3 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2022, there were two loans with a balance of approximately $66,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $27.1 million to $13.4 million at March 31, 2022 from $40.5 million at December 31, 2021 as a result of originations of $77.1 million of one-to-four family residential real estate loans during the three months ended March 31, 2022, and net of principle sales of $105.9 million of loans in the secondary market during this same period.

Deposits

Deposits increased $2.0 million to $466.0 million at March 31, 2022 from $464.0 million at December 31, 2021. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $2.2 million to $434.0 million at March 31, 2022 from $431.8 million at December 31, 2021. Certificates of deposit decreased $114,000 to $32.1 million at March 31, 2022 from $32.2 million at December 31, 2021.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”)

Advances from the Federal Reserve PPPLF decreased $2.9 million from $3.1 million at December 31, 2021 to $249,000 at March 31, 2022, as a result of repayments of $2.9 million from Paycheck Protection Program (“PPP”) loan forgiveness from the SBA.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at March 31, 2022 and December 31, 2021.

Total Shareholders’ Equity

Total shareholders’ equity decreased $1.2 million to $41.4 million at March 31, 2022, compared to $42.6 million at December 31, 2021, primarily as a result of comprehensive loss of $1.8 million due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio and $147,000 in treasury stock repurchases primarily as part of the stock repurchase plan. Offsetting these decreases was net income of $601,000 for the three months ended March 31, 2022, share based compensation expense of $59,000, ESOP shares committed to be released of $46,000 and a stock option exercise of $21,000.

Comparison of Statements of Income for the Three Months Ended March 31, 2022 and March 31, 2021

General

Net income decreased $701,000 to $601,000 for the three months ended March 31, 2022, from $1.3 million for the three months ended March 31, 2021. The decrease in net income for the three months ended March 31, 2022, was primarily due to a decrease of $960,000 in non-interest income and a $502,000 increase in non-interest expense offset by a $358,000 decrease in income taxes, an increase of $368,000 in net interest income and a $35,000 decrease in provision for loan losses.

Interest Income

Total interest income increased $366,000, or 9.6%, to $4.2 million for the three months ended March 31, 2022, from $3.8 million for the three months ended March 31, 2021.  The increase was primarily the result of increases in interest and fees on loans of $270,000 and interest on investment securities of $103,000, offset by a decrease of $7,000 in interest on interest-earning deposits with banks.  The average yield on our interest-earning assets increased 79 basis points to 3.14% for the three months ended March 31, 2022, as compared to 2.35% for the three months ended March 31, 2021. Total average interest-earning assets decreased $115.1 million to $531.5 million for the three months ended March 31, 2022, from $646.6 million for the three months ended March 31, 2021. The decrease was primarily as a result of decreases in the average balance of $90.0 million in average balance of interest-earning deposits with banks, and in the average balance of loans of $46.8 million offset by an increase of $21.5 million in the average balance of investment securities.

Interest and fees on loans increased $270,000 to $3.8 million for the three months ended March 31, 2022, from $3.6 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans which increased 79 basis point to 4.39% for the three months ended March 31, 2022, versus 3.60% for the three months ended March 31, 2021. Offsetting this increase, was a decrease in the average loans outstanding of $46.8 million, which decreased to $349.7 million for the three months ended March 31, 2022, from $396.5 million for the three months ended March 31, 2021. The decrease in average loans was primarily a result of a decrease in the average balances of PPP loans and loans held for sale off set by growth in the average balances of construction loans, commercial real estate and other commercial business.

Interest income on interest-earning deposits decreased by $7,000 to $58,000 for the three months ended March 31, 2022, from $65,000 for the three months ended March 31, 2021, primarily due to a decrease in the average balance of interest-earning deposits of $90.0 million to $132.6 million for the three months ended March 31, 2022, from $222.6 million for the three months ended March 31, 2021. Offsetting this decrease, was an increase of 5 basis points in the average yield on interest-earning deposits with banks to 0.17% for the three months ended March 31, 2022, from 0.12% for the three months ended March 31, 2021.

Interest on investment securities increased by $103,000 to $254,000 for the three months ended March 31, 2022, from $151,000 for the three months ended March 31, 2021, respectively as the average balance of investment securities increased by $21.5 million to $47.2 million for the three months ended March 31, 2022, from $25.7 million for the three months ended March 31, 2021. Interest on investment securities increased as a result of an $83,000 increase in income on taxable and non-taxable interest and dividend investments to $203,000 for the three months ended March 31, 2022 from $120,000 for the three months ended March 31, 2021. In addition, interest income on mortgage backed securities and collateralized mortgage obligation securities increased $20,000 to $51,000 for the three months ended March 31, 2022, from $31,000 for the three months ended March 31, 2021. The average yield on total securities decreased to 2.15% for the three months ended March 31, 2022, from 2.35% for the three months ended March 31, 2021.

Interest Expense

Total interest expense decreased $2,000 to $534,000 for the three months ended March 31, 2022, from $536,000 for the three months ended March 31, 2021 primarily due to a $83,000 decrease in interest expense on deposits and a $32,000 decrease in interest expense on advances from the PPPLF offset by an increase of $113,000 interest expense on subordinated debt.

Interest expense on deposits decreased $83,000 to $323,000 for the three months ended March 31, 2022, from $406,000 for the three months ended March 31, 2021, primarily as a result of a decrease in the average balance of interest bearing deposits of $106.2 million from $490.3 million as of March 31, 2021, to $384.1 million as of March 31, 2022, and was primarily as a result of a $76.9 million decrease in the average balance of our core deposit accounts and a decrease of $29.3 million in the average balance of our certificates of deposit. The average cost of deposits was 0.34% for the three months ended March 31, 2022 compared to 0.33% for the three months ended March 31, 2021. The average rate paid on money market deposits decreased to 0.49% for the three months ended March 31, 2022, from 0.59% for the three months ended March 31, 2021. The decrease in the balance of our certificates of deposits of $29.3 million from $61.6 million for the three months ended March 31, 2021, to $32.3 million for the three months ended March 31, 2022. This was primarily the result of $10.0 million reduction in the average balance of certificates of deposit issued through brokers from the three months ended March 31, 2021 to the three months ended March 31, 2022, and a decrease of $19.3 million in the average balance in retail certificate of deposits. The average cost of certificates of deposit was 0.68% for the three months ended March 31, 2022, as compared to 1.04% for the three months ended March 31, 2021.

Interest expense on advances from the PPPLF decreased $32,000 to $1,000 for three months ended March 31, 2022 from $33,000 for the three months ended March 31, 2021. The decrease was primarily the result of a $43.0 million decrease in the average balance in advances from the PPPLF to $1.6 million for the three months March 31, 2022 from $44.6 million for the three months March 31, 2021, and a decrease of 5 basis points in the average cost of advances from the PPPLF to 25 basis points for the three months March 31, 2022, from 30 basis points for the same period in 2021.

Interest expense on advances from the Federal Home Loan Bank was $97,000 for three months ended March 31, 2022 and for the three months ended March 31, 2021. The average balance increased $162,000 to $26.4 million for the three months ended March 31, 2022 from $26.2 million for the three months ended March 31, 2021 and the average rate on Federal Home Loan Bank advances was 1.47% for the three months ended March 31, 2021 compared to 1.48% for the three months ended March 31, 2021.

Interest expense on subordinated debt was $113,000 for the three months ended March 31, 2022. As previously discussed, on May 28, 2021, the Company issued a $10.0 million principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $368,000 to $3.6 million for the three months ended March 31, 2022, from $3.3 million for the three months ended March 31, 2021. Our net interest-earning assets increased $23.9 million to $109.4 million for the three months ended March 31, 2022, from $85.5 million for the three months ended March 31, 2021. Our interest rate spread increased by 66 basis points to 2.63% for the three months ended March 31, 2022, from 1.97% for the three months ended March 31, 2021.  Our net interest margin increased 72 basis points to 2.74% for the three months ended March 31, 2022, from 2.02% for the three months ended March 31, 2021.

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

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$349,728	$3,835	4.39%	$396,454	$3,565	3.60%
Interest-earning deposits with banks	132,604	58	0.17%	222,606	65	0.12%
Investment securities	47,211	254	2.15%	25,723	151	2.35%
Restricted investment in bank stock	1,937	22	4.54%	1,784	22	4.93%
Total interest-earning assets	531,480	4,169	3.14%	646,567	3,803	2.35%
Non-interest-earning assets	29,365			22,103
Total assets	$560,845			$668,670

Interest-bearing liabilities:
Demand deposits	$145,329	83	0.23%	$274,510	80	0.12%
Money market deposit accounts	105,572	129	0.49%	76,738	114	0.59%
Passbook and statement savings accounts	37,903	11	0.12%	31,471	12	0.15%
Checking accounts-Municipal	63,031	45	0.29%	45,980	40	0.35%
Certificates of deposit	32,262	55	0.68%	61,553	160	1.04%
Total deposits	384,097	323	0.34%	490,252	406	0.33%
Federal Home Loan Bank advances	26,438	97	1.47%	26,276	97	1.48%
Federal Reserve PPPLF advances	1,578	1	0.25%	44,558	33	0.30%
Subordinated debt	9,997	113	4.52%	—	—	0.00%
Total interest-bearing liabilities	422,110	534	0.51%	561,086	536	0.38%
Non-interest-bearing liabilities:
Checking	86,123			55,954
Other	11,165			13,850
Total liabilities	519,398			630,890
Shareholders' Equity	41,447			37,780
Total liabilities and Shareholders' equity	$560,845			$668,670

Net interest income		$3,635			$3,267
Interest rate spread (2)			2.63%			1.97%
Net interest-earning assets (3)	$109,370			$85,481
Net interest margin (4)			2.74%			2.02%
Average interest-earning assets to average interest-bearing liabilities			125.91%			115.23%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2022 vs 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(709)	$979	$270
Interest-earning deposits with banks	(45)	38	(7)
Investment securities	146	(43)	103
Restricted investment in bank stock	3	(3)	—
Total interest-earning assets	(605)	971	366
Interest-bearing liabilities:
Demand deposits	(67)	70	3
Money market deposit accounts	61	(46)	15
Passbook and statement savings accounts	4	(5)	(1)
Checking accounts-Municipal	21	(16)	5
Certificates of deposit	(27)	(78)	(105)
Total deposits	(8)	(75)	(83)
Federal Home Loan Bank advances	1	(1)	—
Federal Reserve PPPLF	(20)	(12)	(32)
Subordinated debt	113	—	113
Total interest-bearing liabilities	86	(88)	(2)
Change in net interest income	$(691)	$1,059	$368

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

Provision for loan losses decreased by $35,000 to $113,000 for the three months ended March 31, 2022, from $148,000 for the three months ended March 31, 2021. Non-performing loans decreased $1.2 million, or 31.6% from $3.8 million at December 31, 2021, to $2.6 million as of March 31, 2022, as a result of a decrease in one construction loan totaling $1.0 million and $243,000 decrease in medical education loans compared to December 31, 2021. During the three months ended March 31, 2022, there were net charge-offs of $35,000 recorded. During the three months ended March 31, 2021, there were $172,000 net charge-offs recorded.

Non-Interest Income

Non-interest income decreased $960,000 or 23.4% to $3.1 million for the three months ended March 31, 2022, from $4.1 million for the three months ended March 31, 2021. Non-interest income decreased $960,000 compared to the same period in 2021 primarily due to a decrease of $2.5 million decrease in the gain on sale of loans, net offset by a $1.0 million gain on sale of mortgage servicing rights, net, and increase in other income of $283,000. The gain on sale of loans, net decreased $2.5 million to $2.4 million for the three months ended March 31, 2022 compared to $4.9 million for the three months ended March 31, 2021 primarily as a result of lower loan sales which decreased $99.1 million from $205.0 million for the three months ended March 31, 2021 to $105.9 million for the three months ended March 31, 2022. Offsetting this decrease, was a $1.0 million gain on sale of mortgage servicing right, net resulting from the sale of approximately $3.2 million of the mortgage servicing rights during the three months ended March 31, 2022. Other income increased $283,000 to $291,000 for the three months ended March 31, 2022 from $8,000 for the three months ended March 31, 2021. Included in other income for the three months ended was $209,000 in gain on settlement of bank-owned life insurance (“BOLI”).

Non-Interest Expense

Non-interest expense increased $502,000 or 9.2% to $5.9 million for the three months ended March 31, 2022, from $5.4 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, compared to the three months of March 31, 2021, was primarily as a result of an increase of $287,000 in other expenses and $231,000 in salaries and employee benefits.

Salaries and employee benefits expense increased by $231,000 to $3.7 million for the three months ended March 31, 2022, from $3.5 million for the three months ended March 31, 2021. Salaries increased as result of an increase in full time equivalent (FTE) employees to one hundred forty-five as of March 31, 2022, from one hundred thirty-nine as of March 31, 2021 primarily as a result of the expansion of the Company’s lending and business banking operations. Other expenses increased $287,000 or 55.1%, to $808,000 for the three months ended March 31, 2022 from $521,000 for the three months ended March 31, 2021 due to increased expenses related to organizational expenses as we continue to grow and expand into new markets.

Income Tax Expense

Income tax expense was $130,000 for the three months ended March 31, 2022, compared to $488,000 in expense for the three months ended March 31, 2021. Federal income taxes included in total taxes for the three months ended March 31, 2022 and 2021 was $106,000 and $343,000, respectively, with effective federal tax rates of 14.5% and 19.2%. The decrease in the effective tax rate for the three months ended March 31, 2022, compared to the same period a year ago reflected BOLI death benefits and decrease in income before taxes.

For the three months ended March 31, 2022 and 2021, Pennsylvania state tax was $4,000 and $135,000, respectively, with effective rate of 0.6% and 8.1%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022, compared to the same period a year ago reflected a decrease in income before taxes. In addition, New Jersey state tax was $20,000 and $10,000 for the three months ended March 31, 2022 and 2021, respectively.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing TDRs. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.6 million, or 0.5% of total assets, at March 31, 2022. There were no non-accruing TDRs at March 31, 2022, and at December 31, 2021. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at March 31, 2022, and at December 31, 2021.

	At March 31,	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Residential:
One-to-four family	$1,100	$1,064
Home equity & HELOCs	68	68
Commercial:
Commercial real estate	—	—
Commercial business	95	95
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	192	1,168
Consumer:
Medical education	1,115	1,358
Total non-accrual loans	2,570	3,753

Loans accruing past 90 days	—	—

Total non-performing loans	2,570	3,753

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,570	$3,753

Ratios:
Total non-performing loans to total loans receivable	0.79%	1.14%
Total non-performing loans to total assets	0.46%	0.67%
Total non-performing assets to total assets	0.46%	0.67%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$2,368	$2,017

Charge-offs:
Residential:
One-to-four family	—	—
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:	—	—
Medical education	(36)	(172)
Other	—	—
Total charge-offs	(36)	(172)

Recoveries:
Residential:
One-to-four family	—	—
Home equity & HELOCs	—	—
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	1	—
Other	—	—
Total recoveries	1	—

Net charge-offs	(35)	(172)
Provision for loan losses	113	148
Balance at end of period	$2,446	$1,993

Ratios:
Net charge-offs to average loans outstanding	(0.01)%	(0.05)%
Allowance for loan losses to non-performing loans at end of period	95.18%	67.65%
Allowance for loan losses to total loans at end of period	0.75%	0.58%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of March 31, 2022 and December 31, 2021, there were no brokered certificates of deposit outstanding.  We also have the ability to borrow from the FHLB of Pittsburgh. Huntingdon Valley Bank had FHLB of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $39.9 million as of March 31, 2022. The Bank had advances from the PPPLF of $249,000 as of March 31, 2022. Additionally, at March 31, 2022, the Bank has the ability to borrow $6.0 million from Atlantic Community Bankers Bank and HV Bancorp Inc. has the ability to borrow up to $3.0 million for a total of $9.0 million. We have not borrowed against the credit lines with Atlantic Community Bankers Bank for the three months ended March 31, 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $121.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $71.6 million at March 31, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $28.8 million and $24.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $27.1 million and $33.0 million for the three months ended March 31, 2022, and March 31, 2021, respectively. Net cash used in financing activities was $1.3 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $267.8 million for the three months ended March 31, 2021, respectively. Net cash used in financing activities for the three months ended March 31, 2022, consisted primarily of repayments of $2.9 million from the PPPLF, $393,000 net decrease in advances from borrowers for taxes and insurance and purchases of treasury stock of $147,000 offset by an increase in deposits of $2.0 million. Net cash used in financing activities for the three months ended March 31, 2021 consisted primarily of decreases in deposits of $253.6 million, $13.4 million in repayments in PPPLF advances from the Federal Reserve, $513,000 decrease in advances from borrowers for taxes and insurance and purchases of treasury stock of $263,000.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2022, totaled $24.1 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2022, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2022, and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015, for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2022, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2022, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. In February 2022, the Company infused $5.0 million to the Bank as Tier 1 capital. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2022 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total risk-based capital (to risk-weighted assets)	$53,649	14.5%	$>29,539	> 8.0%	$>36,924	>10.0%
Tier 1 capital (to risk-weighted assets)	51,203	13.9	>22,154	> 6.0%	>29,539	> 8.0%
Tier 1 capital (to average assets)	51,203	9.2	>22,214	> 4.0%	>27,768	> 5.0%
Tier 1 common equity (to risk -weighted assets)	51,203	13.9	>16,616	> 4.5%	>24,000	> 6.5%

As of December 31, 2021
Total risk-based capital (to risk-weighted assets)	$47,797	13.1%	$>29,168	> 8.0%	$>36,460	>10.0%
Tier 1 capital (to risk-weighted assets)	45,429	12.5	>21,876	> 6.0%	>29,168	> 8.0%
Tier 1 capital (to average assets)	45,429	8.2	>22,045	> 4.0%	>27,557	> 5.0%
Tier 1 common equity (to risk -weighted assets)	45,429	12.5	>16,407	> 4.5%	>23,699	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of March 31, 2022, and December 31, 2021, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2022, the Bank is required to maintain a capital conservation buffer of 2.50%. At March 31, 2022, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2022, we had outstanding commitments to originate loans of $60.2 million, unused lines of credit totaling $79.6 million and $655,000 in stand-by letters of credit outstanding. We had $57.1 million outstanding in letters of credit issued by the FHLB to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022, totaled $24.1 million of total deposits. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2022.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2022 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022- January 31, 2022	1,227	$21.69	1,227	97,218
February 1, 2022- February 28, 2022	5,067	21.25	4,876	92,342
March 1, 2022- March 31, 2022	604	22.37	604	91,738
Total	6,898	$21.43	6,707

(1) During the first quarter of 2022, 191 shares were acquired from an employee in connection with income tax withholdings related to the vesting of restricted stock issued as part of the 2018 Equity Incentive Plan. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof. The participants under the 2018 Equity Incentive Plan are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

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

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: May 13, 2022	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2022	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)