Form 10-Q
period 2022-06-30
HV Bancorp, Inc.
filed 2022-08-12
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 10, 2022, there were 2,240,967 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021 (Dollars in thousands, except share and per share data)

	At June 30,	At December 31,
	2022	2021
Assets
Cash and due from banks	$4,966	$3,635
Non interest-earning deposits with banks	487	2,858
Interest-earning deposits with banks	30,318	112,880
Federal funds sold	1,314	1,415
Cash and cash equivalents	37,085	120,788
Investment securities available-for-sale, at fair value	65,663	44,512
Investment securities held-to-maturity, at amortized cost	30,220	—
Equity securities	500	500
Loans held-for-sale, at fair value	18,864	40,480
Loans receivable, net of allowance for loan losses of $2,990 at June 30, 2022 and $2,368 at December 31, 2021	388,348	325,203
Bank-owned life insurance	10,487	6,557
Restricted investment in bank stock	1,844	2,008
Premises and equipment, net	2,911	3,160
Operating lease right-of-use assets	8,257	8,669
Accrued interest receivable	1,651	1,340
Mortgage banking derivatives	999	1,458
Mortgage servicing rights	164	3,382
Other assets	3,654	2,067
Total Assets	$570,647	$560,124
Liabilities and Shareholders' Equity
Liabilities
Deposits	$481,510	$463,989
Advances from the Federal Home Loan Bank	26,511	26,431
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	—	3,119
Subordinated debt	9,996	9,996
Operating lease liabilities	8,640	9,030
Advances from borrowers for taxes and insurance	442	439
Other liabilities	2,330	4,484
Total Liabilities	529,429	517,488

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,354,025 and 2,272,625 shares issued as of June 30, 2022 and December 31, 2021, respectively; 2,241,885 and 2,170,397 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	23	23
Treasury Stock, at cost (112,140 shares at June 30, 2022 and 102,228 December 31, 2021)	(1,695)	(1,483)
Additional paid-in capital	21,480	21,324
Retained earnings	26,034	24,793
Accumulated other comprehensive loss	(2,781)	(148)
Unearned Employee Stock Option Plan	(1,843)	(1,873)
Total Shareholders' Equity	41,218	42,636
Total Liabilities and Shareholders' Equity	$570,647	$560,124

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$4,287	$3,851	$8,122	$7,416
Interest and dividends on investments:
Taxable	425	147	624	274
Nontaxable	27	19	53	34
Interest on mortgage-backed securities and collateralized mortgage obligations	65	26	116	57
Interest on interest-earning deposits and federal funds sold	130	35	188	100
Total Interest Income	4,934	4,078	9,103	7,881
Interest Expense
Interest on deposits	331	378	654	784
Interest on advances from the Federal Home Loan Bank	99	99	196	196
Interest on advances from the Federal Reserve PPPLF	—	26	1	59
Interest on subordinated debt	112	43	225	43
Total Interest Expense	542	546	1,076	1,082
Net interest income	4,392	3,532	8,027	6,799
Provision for Loan Losses	638	267	751	415
Net interest income after provision for loan losses	3,754	3,265	7,276	6,384
Non-Interest Income
Fees for customer services	207	60	409	171
Increase in cash surrender value of bank-owned life insurance	66	37	102	74
Gain on sale of loans, net	1,733	3,243	4,090	8,135
(Loss) gain from derivative instruments, net	(338)	713	(390)	477
Gain on sale of mortgage servicing rights, net	—	—	1,029	—
Change in fair value of loans held-for-sale	238	(355)	(482)	(1,064)
Other	278	164	569	172
Total Non-Interest Income	2,184	3,862	5,327	7,965
Non-Interest Expense
Salaries and employee benefits	3,132	3,190	6,873	6,700
Occupancy	595	554	1,182	1,077
Federal deposit insurance premiums	70	133	198	356
Data processing related operations	321	316	670	719
Professional fees	256	255	577	507
Other expenses	742	853	1,550	1,374
Total Non-Interest Expense	5,116	5,301	11,050	10,733
Income before income taxes	822	1,826	1,553	3,616
Income Tax Expense	182	544	312	1,032
Net Income	$640	$1,282	$1,241	$2,584
Net Income per share:
Basic	$0.33	$0.65	$0.63	$1.30
Diluted	$0.31	$0.63	$0.60	$1.27
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive (Loss) Income, Net of Taxes
Net Income	$640	$1,282	$1,241	$2,584
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities (pre-tax ($1,189) and $283 and ($3,944) and ($46), respectively)	(917)	199	(2,711)	(33)
Accretion of discount on securities transferred to held-to- maturity	78	—	78	—
Other comprehensive (loss) income	(839)	199	(2,633)	(33)

Comprehensive (Loss) Income	$(199)	$1,481	$(1,392)	$2,551

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021 (Dollars in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, April 1, 2022	2,164,899	$23	$(1,630)	$21,420	$25,394	$(1,942)	$(1,843)	$41,422
Treasury stock purchased	(3,014)	—	(65)	—	—	—	—	(65)
Stock option expense	—	—	—	14	—	—	—	14
Restricted stock expense	—	—	—	46	—	—	—	46
Net income	—	—	—	—	640	—	—	640
Other comprehensive loss	—	—	—	—	—	(839)	—	(839)
Restricted stock awards	80,000	—	—	—	—	—	—	—
Balance, June 30, 2022	2,241,885	$23	$(1,695)	$21,480	$26,034	$(2,781)	$(1,843)	$41,218

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, April 1, 2021	2,175,548	$23	$(1,355)	$21,100	$22,043	$6	$(1,965)	$39,852
ESOP shares committed to be released	—	—	—	11	—	—	30	41
Treasury stock purchased	(174)	—	(4)	—	—	—	—	(4)
Stock option exercise	500	—	—	7	—	—	—	7
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	1,282	—	—	1,282
Other comprehensive loss	—	—	—	—	—	199	—	199
Balance, June 30, 2021	2,175,874	$23	$(1,359)	$21,178	$23,325	$205	$(1,935)	$41,437

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, January 1, 2022	2,170,397	$23	$(1,483)	$21,324	$24,793	$(148)	$(1,873)	$42,636
ESOP shares committed to be released	—	—	—	16	—	—	30	46
Treasury stock purchased	(9,912)	—	(212)	—	—	—	—	(212)
Stock option exercise	1,400	—	—	21	—	—	—	21
Stock option expense	—	—	—	28	—	—	—	28
Restricted stock expense	—	—	—	91	—	—	—	91
Net income	—	—	—	—	1,241	—	—	1,241
Other comprehensive loss	—	—	—	—	—	(2,633)	—	(2,633)
Restricted stock awards	80,000	—	—		—	—	—	—
Balance, June 30, 2022	2,241,885	$23	$(1,695)	$21,480	$26,034	$(2,781)	$(1,843)	$41,218

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	18	—	—	59	77
Treasury stock purchased	(15,434)	—	(267)	—	—	—	—	(267)
Stock option exercise	1,900	—	—	28	—	—	—	28
Stock option expense	—	—	—	30	—	—	—	30
Restricted stock expense	—	—	—	91	—	—	—	91
Net income	—	—	—	—	2,584	—	—	2,584
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Balance, June 30, 2021	2,175,874	$23	$(1,359)	$21,178	$23,325	$205	$(1,935)	$41,437

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Six Months Ended June 30,	2022	2021
Cash Flows from Operating Activities
Net income	$1,241	$2,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	359	320
Accretion of net deferred loan fees	(631)	(1,116)
Amortization of net securities premiums	111	38
Amortization of operating lease right-of-use assets	412	421
Amortization of Federal Home Loan Bank premium	80	80
Loss (gain) from derivative instruments, net	390	(477)
Provision for loan losses	751	415
Deferred income taxes	(229)	(230)
Earnings on bank-owned life insurance	(102)	(74)
Gain on settlement of bank-owned life insurance	(209)	—
Gain on sale of mortgage servicing rights, net	(1,029)	—
Stock based compensation expense	119	121
ESOP compensation expense	46	77
Loans held for sale:
Originations, net of prepayments	(150,318)	(332,807)
Proceeds from sales	175,542	354,038
Gain on sales	(4,090)	(8,135)
Change in fair value of loans held for sale	482	1,064
Changes in assets and liabilities which provided by (used in) cash:
Accrued interest receivable	(311)	(13)
Other assets	3,991	(1,665)
Other liabilities	(2,473)	(1,906)
Net cash provided by operating activities	24,132	12,735
Cash Flows from Investing Activities
Net increase in loans receivable	(63,265)	(21,015)
Activity in available-for-sale securities:
Maturities and repayments	5,168	3,974
Purchases	(60,385)	(14,274)
Proceeds from settlement of bank-owned life insurance	881	—
Purchase of bank-owned life insurance	(4,500)	—
Purchases of restricted investment in bank stock	(510)	(523)
Redemption of restricted investment in bank stock	674	397
Purchases of premises and equipment	(110)	(805)
Net cash used in investing activities	(122,047)	(32,246)
Cash Flows from Financing Activities
Net increase (decrease) increase in deposits	17,521	(293,396)
Net increase (decrease) in advances from borrowers for taxes and insurance	3	(808)
Net proceeds from issuance of subordinated debt	—	9,996
Repayment of borrowings from the FRB PPPLF	(3,119)	(31,114)
Proceeds from stock option exercise	21	28
Purchase of treasury stock	(212)	(267)
Net cash provided by (used in) financing activities	14,214	(315,561)
Decrease in Cash and Cash Equivalents	(83,701)	(335,072)
Cash and Cash Equivalents, beginning of year	120,788	414,590
Cash and Cash Equivalents, end of year	$37,087	$79,518
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$560	$1,128
Cash paid during the year for income taxes	$1,387	$2,438
Recognition of operating lease right-of-use assets	$—	$1,864
Recognition of operating lease obligations	$—	$1,864
Transfer of securities from available-to-sale to held-to-maturity	$30,220	$—
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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2021 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 28, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2022.

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the new rate index replacement and the adoption of the ASU will have on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,510	$—	$(59)	$2,451
U.S. Treasury securities	49,621	7	(476)	49,152
Corporate notes	11,660	11	(411)	11,260
Collateralized mortgage obligations - agency residential	1,973	—	(19)	1,954
Mortgage-backed securities - agency residential	622	—	(25)	597
Bank CDs	249	—	—	249
	$66,635	$18	$(990)	$65,663

Investment securities held-to-maturity at June 30, 2022 was comprised of the following:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,259	$—	$(16)	$2,243
Corporate notes	7,599	—	(199)	7,400
Collateralized mortgage obligations - agency residential	7,651	1	(95)	7,557
Mortgage-backed securities - agency residential	7,037	—	(99)	6,938
Municipal securities	5,674	—	(124)	5,550
	$30,220	$1	$(533)	$29,688

In June 2022, the Company transferred approximately $30.8 million at amortized cost of available-for-sale securities to the held-to maturity category. At June 30, 2022, there was $3.0 million in unrealized losses associated with those securities that were transferred from available for sale to held-to-maturity.

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,596	$—	$(84)	$3,512
Corporate notes	18,805	174	(112)	18,867
Collateralized mortgage obligations - agency residential	7,754	6	(96)	7,664
Mortgage-backed securities - agency residential	7,656	2	(115)	7,543
Municipal securities	6,412	62	(55)	6,419
Bank CDs	499	8	—	507
	$44,722	$252	$(462)	$44,512

The scheduled maturities of securities at June 30, 2022 were as follows:

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,749	$1,744	$—	$—
Due from one to five years	56,186	55,547	4,666	4,540
Due from after five to ten years	7,302	6,994	8,152	8,007
Due after ten years	1,398	1,378	17,402	17,141
	$66,635	$65,663	$30,220	$29,688

Securities with a fair value of $53.8 million and $5.6 million at June 30, 2022, and December 31, 2021, respectively, were pledged to secure public deposits, increase our maximum borrowing capacity with the FHLB and for other purposes as required by law. During the quarter ended June 30, 2022, the Company pledged $49.2 million of U.S. treasury securities to the FHLB to increase our maximum borrowing capacity.

There were no sales of available-for-sale securities for the three and six months ended June 30, 2022, and 2021.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$2,451	$(59)	$—	$—	$2,451	$(59)
U.S. Treasury securities	39,314	(476)	—	—	39,314	(476)
Corporate notes	9,850	(411)	—	—	9,850	(411)
Collateralized mortgage obligations	1,954	(19)	—	—	1,954	(19)
Mortgage-backed securities	597	(25)	—	—	597	(25)
	$54,166	$(990)	$—	$—	$54,166	$(990)

Held-to-Maturity:
U.S. Governmental securities	$420	$(3)	$1,823	$(13)	$2,243	$(16)
Corporate notes	5,714	(164)	1,686	(35)	7,400	(199)
Collateralized mortgage obligations	7,060	(95)	—	—	7,060	(95)
Mortgage-backed securities	3,582	(56)	3,356	(43)	6,938	(99)
Municipal securities	3,983	(71)	1,567	(53)	5,550	(124)
	$20,759	$(389)	$8,432	$(144)	$29,191	$(533)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$3,512	$(84)	$—	$—	$3,512	$(84)
Corporate notes	8,457	(102)	1,507	(10)	9,964	(112)
Collateralized mortgage obligations	5,698	(96)	—	—	5,698	(96)
Mortgage-backed securities	7,254	(115)	—	—	7,254	(115)
Municipal securities	3,649	(55)	—	—	3,649	(55)
Bank CDs	—	—	—	—	—	—
	$28,570	$(452)	$1,507	$(10)	$30,077	$(462)

At June 30, 2022 and December 31, 2021, the investment portfolio included seven U.S. Government and Agency securities with total fair values of $4.7 million and $3.5 million, respectively. As of June 30, 2022 and December 31, 2021, there were seven and four securities in an unrealized loss position. The U.S Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of June 30, 2022 and December 31, 2021, management found no evidence of other-than-temporary impairment (“OTTI”) on any of the U.S. Governmental and Agency securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2022, the investment portfolio included ten U.S. Treasury securities with total fair values of $49.2 million. As of June 30, 2022, eight securities were in an unrealized loss position. The U.S Treasury securities are zero risk weighted for capital purposes. As of June 30, 2022, management found no evidence of OTTI on any of the U.S. Treasury securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2022 and December 31, 2021, the investment portfolio included twenty-nine and twenty-six corporate notes, respectively with total fair values of $18.7 million and $18.9 million. Of these securities, twenty-seven and fifteen were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2022 and December 31, 2021, the investment portfolio included eighteen and twelve collateralized mortgage obligations (“CMOs”) with total fair values of $9.5 million and $7.7 million, respectively. Of these securities, seventeen and nine were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2022 and December 31, 2021, the investment portfolio included fourteen and eleven mortgage backed securities (“MBS”) with a total fair value of $7.5 million and $7.5 million, respectively. As of June 30, 2022 and December 31, 2021, there were fourteen and ten securities in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of June 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2022 and December 31, 2021, the investment portfolio included twelve and eleven municipal securities for both periods with a total fair value of $5.6 million and $6.4 million, respectively. Of these securities, twelve and six were in an unrealized loss position as of June 30, 2022 and December 31, 2021. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of June 30, 2022 and December 31, 2021, continue to maintain investment grade ratings. As of June 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At June 30, 2022 and December 31, 2021, the investment portfolio included Bank Certificates of Deposit (“CDs”) with a total fair value of $249,000 and $507,000, respectively. As of June 30, 2022, the one security was in an unrealized loss position. As of December 31, 2021, there were no securities in an unrealized loss position. The CDs are fully insured by the FDIC. As of June 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at June 30, 2022, and December 31, 2021. As of June 30, 2022 and December 31, 2021 the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at June 30, 2022, and December 31, 2021:

	June 30, 2022
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At June 30 2022 and December 31, 2021, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Residential:
One-to-four family	$134,272	$106,335
Home equity and HELOCs	2,168	3,172
Commercial:
Commercial real estate	143,697	116,882
Commercial business	50,765	30,164
SBA PPP loans	5,451	22,912
Main Street Lending Program	1,565	1,605
Construction	49,939	42,866
Consumer:
Medical education	4,062	4,409
Other	95	17

	392,014	328,362

Unearned discounts, origination and commitment fees and costs	(676)	(791)
Allowance for loan losses	(2,990)	(2,368)

	$388,348	$325,203

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30 2022, the balance of the private education loans was $4.1 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30 2022, there were four loans with a total balance of approximately $299,000 past due 90 days or more.

In April 2020, we began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the SBA with support from the Department of Treasury under the enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company participated in round 1 and 2 of PPP, processing over 800 applications totaling approximately $126.9 million. As of June 30, 2022, the Company had a total outstanding balance of approximately $5.5 million for round 1 and 2 of PPP. Through June 2022, the Company received approximately $121.4 million in PPP forgiveness from the SBA and customer pay downs.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $4,000 and $17,000 at June 30, 2022, and December 31, 2021, respectively. Included in the other consumer at June 30, 2022, was $91,000 related to other consumer loans offered to customers to assist with funeral expenses.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2022 and 2021:

Allowance for Loan Losses	For the three months ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$345	$—	$—	$64	$409	$—	$409
Home equity and HELOCs	7	—	—	(1)	6	—	6
Commercial:
Commercial real estate	773	—	—	200	973	—	973
Commercial business	437	(75)	—	329	691	—	691
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	495	—	—	64	559	—	559
Consumer:
Medical education	362	(31)	12	(19)	324	—	324
Other	—	—	—	1	1	—	1
Unallocated	—	—	—	—	—	—	—

	$2,446	$(106)	$12	$638	$2,990	$—	$2,990

Allowance for Loan Losses	For the three months ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$565	$—	$—	$(43)	$522	$—	$522
Home equity and HELOCs	13	—	—	(1)	12	—	12
Commercial:
Commercial real estate	557	—	—	134	691	—	691
Commercial business	293	—	—	(13)	280	—	280
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	149	—	—	197	346	—	346
Consumer:
Medical education	389	—	—	(7)	382	—	382
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—

	$1,993	$—	$—	$267	$2,260	$—	$2,260

Allowance for Loan Losses	For the six months ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$322	$—	$—	$87	$409	$—	$409
Home equity and HELOCs	8	—	—	(2)	6	—	6
Commercial:
Commercial real estate	819	—	—	154	973	—	973
Commercial business	341	(75)	—	425	691	—	691
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	460	—	—	99	559	—	559
Consumer:
Medical education	391	(67)	13	(13)	324	—	324
Other	—	—	—	1	1	—	1
Unallocated	—	—	—	—	—	—	—

	$2,368	$(142)	$13	$751	$2,990	$—	$2,990

Allowance for Loan Losses	For the six months ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$637	$—	$—	$(115)	$522	$—	$522
Home equity and HELOCs	15	—	—	(3)	12	—	12
Commercial:
Commercial real estate	519	—	—	172	691	—	691
Commercial business	280	—	—	—	280	—	280
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27		27
Construction	74	—	—	272	346	—	346
Consumer:
Medical education	367	(172)	—	187	382	—	382
Other	—	—	—	—	—	—	—
Unallocated	98	—	—	(98)	—	—	—

	$2,017	$(172)	$—	$415	$2,260	$—	$2,260

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

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of June 30, 2022, and December 31, 2021:

June 30, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$134,272	$1,257	$133,015
Home equity and HELOCs	2,168	—	2,168
Commercial
Commercial real estate	143,697	118	143,579
Commercial business	50,765	57	50,708
SBA PPP loans	5,451	—	5,451
Main Street Lending Program	1,565	—	1,565
Construction	49,939	192	49,747
Consumer:
Medical education	4,062	—	4,062
Other	95	—	95

	$392,014	$1,624	$390,390

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$106,335	$1,064	$105,271
Home equity and HELOCs	3,172	—	3,172
Commercial
Commercial real estate	116,882	181	116,701
Commercial business	30,164	71	30,093
SBA PPP loans	22,912	—	22,912
Main Street Lending Program	1,605	—	1,605
Construction	42,866	1,168	41,698
Consumer:
Medical education	4,409	—	4,409
Other	17	—	17
	$328,362	$2,484	$325,878

The following table summarizes information about impaired loans by loan portfolio class as of June 30, 2022, and December 31, 2021:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$1,257	$1,395	$—	$1,064	$1,223	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	118	118	—	181	181	—
Commercial business	57	57	—	71	71	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Construction	192	192	—	1,168	1,168	—
Consumer:
Medical education	—	—	—	—	—	—
	1,624	1,762	—	2,484	2,643	—

With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
	—	—	—	—	—	—
	$1,624	$1,762	$—	$2,484	$2,643	$—

The following table presents additional information regarding the impaired loans for the three months ended June 30, 2022, and June 30, 2021:

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,179	$—	$1,108	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	147	2	926	25
Commercial business	61	1	87	1
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	192	—	—	—
Consumer:
Medical education	—	—	—	—
	1,579	3	2,121	26
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$1,579	$3	$2,121	$26

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $20,000 and $18,000 for the three months ended June 30, 2022, and 2021, respectively.

The following table presents additional information regarding the impaired loans for the six months ended June 30, 2022, and June 30, 2021:

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,141	$—	$1,049	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	159	4	718	30
Commercial business	64	2	90	2
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	517	—	—	—
Consumer:
Medical education	—	—	—	—
	1,881	6	1,857	32
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$1,881	$6	$1,857	$32

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $42,000 and $32,000 for the six months ended June 30, 2022, and 2021, respectively.

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2022, and December 31, 2021:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Residential:
One-to-four family	$1,257	$1,064
Home equity and HELOCs	64	68
Commercial:
Commercial real estate	—	—
Commercial business	—	95
SBA PPP loans	—	—
Construction	192	1,168
Consumer:
Medical education	1,087	1,358
Other	—	—

	$2,600	$3,753

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

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2022, and December 31, 2021:

	June 30, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$133,015	$—	$1,257	$—	$134,272
Home equity and HELOCs	2,104	—	64	—	2,168
Commercial:
Commercial real estate	142,068	1,511	118	—	143,697
Commercial business	50,708	—	57	—	50,765
SBA PPP Loans	5,451	—	—	—	5,451
Main Street Lending Program	1,565	—	—	—	1,565
Construction	49,747	—	192	—	49,939
Consumer:
Medical education	2,975	—	1,087	—	4,062
Other	95	—	—	—	95
	$387,728	$1,511	$2,775	$—	$392,014

	December 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$105,271	$—	$1,064	$—	$106,335
Home equity and HELOCs	3,104	—	68	—	3,172
Commercial:
Commercial real estate	115,164	1,537	181	—	116,882
Commercial business	29,998	—	166	—	30,164
SBA PPP loans	22,912	—	—	—	22,912
Main Street Lending	1,605	—	—	—	1,605
Construction	41,698	—	1,168	—	42,866
Consumer:
Medical education	3,051	—	1,358	—	4,409
Other	17	—	—	—	17
	$322,820	$1,537	$4,005	$—	$328,362

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2022, and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$611	$459	$939	$2,009	$132,263	$134,272	$—
Home equity and HELOCs	—	—	—	—	2,168	2,168	—
Commercial:
Commercial real estate	—	—	—	—	143,697	143,697	—
Commercial business	60	—	—	60	50,705	50,765	—
SBA PPP loans	—	—	—	—	5,451	5,451	—
Main Street Lending Program	—	—	—	—	1,565	1,565	—
Construction	—	—	192	192	49,747	49,939	—
Consumer:
Medical education	294	—	299	593	3,469	4,062	—
Other	—	—	—	—	95	95	—

	$965	$459	$1,430	$2,854	$389,160	$392,014	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$1,292	$137	$680	$2,109	$104,226	$106,335	$—
Home equity and HELOCs	—	—	68	68	3,104	3,172	—
Commercial:
Commercial real estate	—	—	—	—	116,882	116,882	—
Commercial business	95	—	—	95	30,069	30,164	—
SBA PPP loans	—	—	—	—	22,912	22,912	—
Main Street Lending Program	—	—	—	—	1,605	1,605	—
Construction	—	—	1,168	1,168	41,698	42,866	—
Consumer:
Medical education	452	605	39	1,096	3,313	4,409	—
Other	—	—	—	—	17	17	—

	$1,839	$742	$1,955	$4,536	$323,826	$328,362	$—

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

As of June 30, 2022, and December 31, 2021, the Company had two loans identified as TDRs totaling $175,000 and $193,000, respectively.  At June 30, 2022, and December 31, 2021, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended June 30, 2022 and 2021. No additional loan commitments were outstanding to these borrowers at June 30, 2022, and December 31, 2021. At June 30, 2022, and December 31, 2021, there was no specific reserves related to the TDRs.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2022:

	As of June 30, 2022
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$118	$—	$118
Commercial business	1	57	—	57
Total	2	$175	$—	$175

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2021:

	As of December 31, 2021
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$122	$—	$122
Commercial business	1	71	—	71
Total	2	$193	$—	$193

The carrying amount of residential mortgage loans in the process of foreclosure was $143,000 and $89,000 at June 30, 2022 and December 31, 2021, respectively.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling residential mortgage loans to a third party, while retaining the rights to service the loans. As of June 30, 2022, the book value of the mortgage servicing rights (“MSRs”) associated with the loan sales totaled $164,000.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income on loans in the Company’s consolidated statements of income. Servicing income, which includes late and ancillary fees, was $109,000 and $337,000 for the three and six months ended June 30, 2022 compared to $118,000 and $328,000 for the three and six months ended June 30, 2021. During the six months ended June 30, 2022, the Company had a bulk sale of MSRs with an underlying unpaid principal balance of $360 million in loans to an unrelated party.

For the three and six months ended June 30, 2022 and 2021, the change in the carrying value of the Company’s MSRs accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$155	$2,801	$3,382	$2,041
Servicing Rights retained from loans sold	20	496	155	1,393
Amortization and other	(11)	(193)	(183)	(330)
Mortgage servicing rights sold	—	—	(3,190)	—
Valuation Allowance Provision	—	—	—	—
Balance at End of Period	$164	$3,104	$164	$3,104
Fair value, End of Period	$206	$3,656	$206	$3,656

The key data and assumptions used in estimating the fair value of the Company’s MSRs as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Long run Constant Prepayment Rate	7.67%	7.67%
Weighted-Average Life (in years)	27.4	27.4
Weighted-Average Note Rate	2.924%	2.924%
Weighted-Average Discount Rate	9.00%	9.00%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of June 30, 2022, and December 31, 2021. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of June 30, 2022, and December 31, 2021 (in thousands):

June 30, 2022
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$990	$58,618
Forward loan sales commitments	Mortgage banking derivatives	4	324
To Be Announced securities ("TBAs")	Mortgage banking derivatives	5	1,250

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$1	$531
Forward loan sales commitments	Other liabilities	1	1,025
TBA securities	Other liabilities	—	—

December 31, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$1,382	$70,259
Forward loan sales commitments	Mortgage banking derivatives	75	2,543
TBA securities	Mortgage banking derivatives	1	4,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$36	$2,327
Forward loan sales commitments	Other liabilities	35	2,995
TBA securities	Other liabilities	—	250

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2022 and 2021 (in thousands) :

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	June 30, 2022	June 30, 2021
Interest rate lock commitments	Gain from derivative instruments	$28	$172
Forward loan sales commitments	(Loss) gain from derivative instruments	(10)	661
TBA securities	(Loss) gain from derivative instruments	(356)	(120)
	Total loss (gain) from derivative instruments	$(338)	$713

		Gain/(Loss)
	Consolidated Statements of Income	Six Months Ended
	Presentation	June 30, 2022	June 30, 2021
Interest rate lock commitments	(Loss) gain from derivative instruments	$(357)	$15
Forward loan sales commitments	(Loss) gain from derivative instruments	(37)	484
TBA securities	Gain (loss) from derivative instruments	4	(22)
	Total loss (gain) from derivative instruments	$(390)	$477

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

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is determined at a reasonable point within the range that is most representative of fair value under current market conditions. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$2,451	$—	$2,451
U.S. Treasury securities	49,152	—	—	49,152
Corporate notes	—	11,260	—	11,260
Collateralized mortgage obligations - agency residential	—	1,954	—	1,954
Mortgage-backed securities - agency residential	—	597	—	597
Municipal securities	—	—	—	—
Bank CDs	—	249	—	249
Loans held for sale	—	18,864	—	18,864
Interest rate lock commitments	—	—	990	990
Forward loan sales commitments	—	4	—	4
TBA securities	—	5	—	5
	$49,152	$35,384	$990	$85,526

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$3,512	$—	$3,512
Corporate notes	—	15,825	3,042	18,867
Collateralized mortgage obligations - agency residential	—	7,664	—	7,664
Mortgage-backed securities - agency residential	—	7,543	—	7,543
Municipal securities	—	6,419	—	6,419
Bank CDs	—	507	—	507
Loans held for sale	—	40,480	—	40,480
Interest rate lock commitments	—	—	1,382	1,382
Forward loan sales commitments	—	75	—	75
TBA securities	—	1	—	1
	$—	$82,026	$4,424	$86,450

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$1	$1
Forward loan sales commitments	—	1	—	1
TBA securities	—	—	—	—
	$—	$1	$1	$2

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$36	$36
Forward loan sales commitments	—	35	—	35
TBA securities	—	—	—	—
	$—	$35	$36	$71

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: April 1, 2022	$2,951	$970	$(9)
Total unrealized losses:
Included in other comprehensive loss	(16)	—	—
Total gains included in earnings and held at reporting date	—	20	8
Purchases, sales and settlements	(2,000)	—	—
Transfers in and/or out of Level 3	(935)	—	—
Ending Balance: June 30, 2022	$—	$990	$(1)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of June 30, 2022	$—	$20	$8
Change in unrealized loss for the period included other comprehensive loss for assets held as of June 30, 2022	$(16)	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2022	$3,042	$1,382	$(36)
Total unrealized losses:
Included in other comprehensive loss	(107)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(392)	35
Purchases, sales and settlements	(2,000)	—	—
Transfers in and/or out of Level 3	(935)	—	—
Ending Balance: June 30, 2022	$—	$990	$(1)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of June 30, 2022	$—	$(392)	$35
Change in unrealized loss for the period included other comprehensive loss for assets held as of June 30, 2022	$(107)	$—	$—

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 2021:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: April 1, 2021	$8,027	$2,456	$(72)
Total unrealized losses:
Included in other comprehensive income	104	—	—
Total gains or (losses) included in earnings and held at reporting date	—	201	(29)
Purchases, sales and settlements	3,896	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2021	$12,027	$2,657	$(101)
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30 2021	$—	$201	$(29)
Change in unrealized gain for the period included other comprehensive loss for assets held as of June 30, 2021	$104	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total unrealized losses:
Included in other comprehensive income	63	—	—
Total (losses) or gains included in earnings and held at reporting date	—	10	5
Purchases, sales and settlements	3,896	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: June 30, 2021	$12,027	$2,657	$(101)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of June 30, 2021	$—	$10	$5
Change in unrealized gain for the period included other comprehensive income (loss) for assets held as of June 30, 2021	$63	$—	$—

At June 30, 2022, there were no corporate notes measured at fair value on a recurring basis. At December 31, 2021, the Company has classified $3.0 million of corporate notes as Level 3. The Company’s methodology to value the three sub-debt bonds was to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. At December 31, 2021, the weighted average of the market quotes applied is 102.1%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At June 30, 2022, and December 31, 2021, the Company had classified $989,000 and $1.3 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 65.5% to 100.0% at June 30, 2022.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$989	Discounted cash flows	Pull-through rates	65.50%-100.00%	85.08%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$3,042	Market comparable securities	Offered quotes	101.00%-102.50%	102.12%
Net derivative asset and liability:
IRLC	$1,346	Discounted cash flows	Pull-through rates	81.61%-100.00%	93.06%

There were no assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
June 30, 2022	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$37,085	$37,085	$37,085	$—	$—
Investments securities, held-to-maturity	30,220	29,688	—	28,760	928
Equity securities	500	500	—	—	500
Loans receivable, net	388,348	394,839	—	—	394,839
Bank-owned life insurance	10,487	10,487	10,487	—	—
Restricted investment in bank stock	1,844	1,844	1,844	—	—
Accrued interest receivable	1,651	1,651	1,651	—	—
Mortgage servicing rights	164	206	—	—	206
Liabilities:

Deposits	$481,510	$480,628	$442,641	$37,987	$—
Advances from the FHLB	26,511	24,658	—	24,658	—
Federal Reserve PPPLF advances	—	—	—	—	—
Subordinated debt	9,996	9,103	—	—	9,103
Advances from borrowers for taxes and insurance	442	442	442	—	—
Accrued interest payable	55	55	55	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120,788	$120,788	$120,788	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	325,203	328,676	—	—	328,676
Bank-owned life insurance	6,557	6,557	6,557	—	—
Restricted investment in bank stock	2,008	2,008	2,008	—	—
Accrued interest receivable	1,340	1,340	1,340	—	—
Mortgage servicing rights	3,382	4,249	—	—	4,249
Liabilities:
Deposits	$463,989	$464,164	$431,815	$32,349	$—
Advances from the FHLB	26,431	26,492	—	26,492	—
Federal Reserve PPPLF advances	3,119	3,119	—	3,119	—
Subordinated debt	9,996	10,436	—	—	10,436
Advances from borrowers for taxes and insurance	439	439	439	—	—
Accrued interest payable	73	73	73	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three and six months ended June 30, 2022 and June 30, 2021.  All amounts are presented net of tax.

Net unrealized holding gains on available-for-sales securities (1):
	For the three months ended June 30, 2022		For the six months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Gains and Losses on Available-for-Sale Securities	Net Unrealized Gains and Losses on Held-to-Maturity Securities	Net Unrealized Gains and Losses on Available-for-Sale Securities	Net Unrealized Gains and Losses on Held-to-Maturity Securities
Balance at beginning period	$(1,942)	$—	$(148)	$—
Unrealized holding losses on available-for-sale securities before reclassification	(917)	—	(2,711)	—
Accretion of discount on securities transferred to held-to-maturity	—	78	—	78
Net current-period other comprehensive loss	(917)	78	(2,711)	78
Balance at ending period	$(2,859)	$78	$(2,859)	$78

(Dollars in thousands)	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Balance at beginning period	$6	$238
Unrealized holding gains (losses) on available-for-sale securities before reclassification	199	(33)
Amount reclassified for investment securities gains included in net income	—	—
Net current-period other comprehensive income (loss)	199	(33)
Balance at ending period	$205	$205

(1)

All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% for the three and six months ended June 30, 2022 and 2021, respectively.

There were no amounts reclassified for investment securities gains included in net income out for the three and six months ended June 30, 2022, and June 30, 2021.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2022, there were 244,600 stock options outstanding of which 116,640 of the stock options were vested and exercisable at June 30, 2022. At June 30, 2022, there 167,000 restricted stock shares outstanding of which 48,500 restricted stock shares were vested and exercisable at June 30, 2022. Of the 244,600 stock options outstanding, 209,600 stock options outstanding were included in the computation of diluted net income per share for the three and six months ended June 30, 2022 as their effect was not anti-dilutive. The 167,000 restricted stock shares outstanding were included in the computation of diluted net income per share for the three and six months ended June 30, 2022 as their effect was not anti-dilutive. At June 30, 2021, there were 214,500 stock options outstanding of which 88,220 of the stock options were vested and exercisable at June 30, 2021. At June 30, 2021, there 87,000 restricted stock shares outstanding of which 36,320 restricted stock shares were vested at June 30, 2021. The 214,500 stock options outstanding and 36,320 restricted stock shares outstanding were included in the computation of diluted net income per share for the three and six months ended June 30, 2021 as their effect was not anti-dilutive.

The calculation of basic and diluted EPS for the three and six months ended June 30, 2022, and 2021 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$640,000	$1,282,000	$1,241,000	$2,584,000
Weighted average number of shares issued	2,287,212	2,272,207	2,280,075	2,271,702
Less weighted average number of treasury shares	(110,596)	(96,610)	(107,995)	(94,500)
Less weighted average number of unearned ESOP shares	(128,751)	(136,043)	(129,125)	(137,128)
Less weighted average number of unvested restricted stock awards	(84,030)	(51,754)	(84,310)	(53,269)
Basic weighted average shares outstanding	1,963,835	1,987,800	1,958,645	1,986,805
Add dilutive effect of stock options	43,318	44,905	44,870	34,369
Add dilutive effect of restricted stock awards	51,226	9,535	50,461	6,407
Diluted weighted average shares outstanding	2,058,379	2,042,240	2,053,976	2,027,581

Net income per share:
Basic	$0.33	$0.65	$0.63	$1.30
Diluted	$0.31	$0.63	$0.60	$1.27

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

Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2022, there were 3,997 shares available for future awards under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of June 30, 2022, there were 115,000 grants issued under the 2021 Equity Incentive Plan with 60,000 shares available for future awards under this plan. During June 2022, 80,000 shares of restricted stock awards were granted which vest over a seven year period. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. In addition, during June 2022, 35,000 shares of stock options were granted which vest 20% per year over a five year period.

Stock option expense was $14,000 and $28,000 for the three and six months ended June 30, 2022 and $15,000 and $30,000 for the three months and six months ended June 30, 2021, respectively. At June 30, 2022, total unrecognized compensation cost related to stock options was $554,000.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022, and June 30, 2021 was as follows:

	June 30, 2022				June 30, 2021
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	211,000	$14.92	6.6	$1,451,680	216,400	$14.93	7.6	$484,736
Granted	35,000	20.11	5.0	—	—	—	—	—
Exercised	(1,400)	14.80	—	—	(1,900)	14.80	—	—
Forfeited	—	—	—	—	—	—	—	—
Outstanding, June 30	244,600	$15.66	6.7	$1,061,564	214,500	$14.93	7.1	$1,505,790
Exercisable, June 30	116,640	$14.90	6.1	$594,864	88,220	$14.89	7.1	$622,833

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Six Months Ended June 30, 2022
Dividend yield	0.00%
Expected life	10 years
Expected volatility	36.41%
Risk-free interest rate	3.33%
Weighted average grant date fair value	$10.62

The expected life is an estimate based on management review of the various factors. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Restricted stock expense was $46,000 and $45,000 for the three months ended June 30, 2022 and 2021, respectively. Restricted stock expense was $91,000 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the expected future compensation expense relating to non-vested restricted stock outstanding was $2.2 million.

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2022, and June 30, 2021 was as follows:

	June 30, 2022		June 30, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	50,680	$14.98	62,860	$14.97
Vested	(12,180)	14.95	(12,180)	14.82
Granted	80,000	20.11	—	—
Forfeited	—	—	—	—
Non-vested at June 30	118,500	$18.45	50,680	$14.98

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $5.3 million at June 30, 2022, for which the Company received no fees for customer services for the three and six months ended June 30, 2022 and 2021, respectively.

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

The following table presents non-interest income for the three and six months ended June 30, 2022, and June 30, 2021:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-Interest Income
In-scope of Topic 606:
Fee income	$130	$16	$262	$88
Insufficient fund fees	26	17	47	35
Other service charges	47	24	92	42
ATM interchange fee income	4	3	8	6
Other income	1	2	4	3
Total Non-Interest Income (in-scope of Topic 606)	$208	$62	$413	$174

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$66	$37	$102	$74
Gain on sale of loans, net	1,733	3,243	4,090	8,135
(Loss) gain from derivative instruments	(338)	713	(390)	477
Gain on sale of mortgage servicing rights, net	—	—	1,029	—
Change in fair value for loans held-for-sale	238	(355)	(482)	(1,064)
Other	277	162	565	169
Total Non-Interest Income (out-scope of Topic 606)	1,976	3,800	4,914	7,791
Total Non-Interest Income (in-scope of Topic 606)	208	62	413	174
Total Noninterest Income	$2,184	$3,862	$5,327	$7,965

13. Leases

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the Consolidated Statements of Financial Condition:

		June 30, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,257	$8,669
Total Lease Right-of-Use Assets		$8,257	$8,669

		June 30, 2022	December 31, 2021
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$8,640	$9,030
Total Lease Liabilities		$8,640	$9,030

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

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	10.5 years	11.0 years
Weighted-average discount rate
Operating leases	2.04%	2.04%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Operating lease cost	$207	$412	$218	$421
Short-term lease cost	28	33	1	8
Total	$235	$445	$219	$429

Future minimum payments for operating leases as of June 30, 2022, and December 31, 2021 were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Twelve Months Ended:
Within one year	$988	$971
After one but within two years	985	987
After two but within three years	960	988
After three but within four years	942	937
After four but within five years	957	949
After five years	4,836	5,315
Total Future Minimum Lease Payments	9,668	10,147
Amounts Representing Interest	(1,028)	(1,117)
Present Value of Net Future Minimum Lease Payments	$8,640	$9,030

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

The following tables presents summary financial information for the reportable segments (in thousands):

	For the three months ended June 30, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,710	$189	$3,034	$3	$(2)	$4,934
Total Interest Expense	144	23	265	112	(2)	542
Net Interest Income	1,566	166	2,769	(109)	—	4,392
Provision for Loan losses	52	—	586	—	—	638
Net interest income after provision for loan losses	1,514	166	2,183	(109)	—	3,754

Total non-interest income	158	1,733	305	—	(12)	2,184

Non-interest Expense:
Salaries and employee benefits	1,152	1,174	806	—	—	3,132
Other expenses	925	647	353	71	(12)	1,984
Total non-interest expenses	2,077	1,821	1,159	71	(12)	5,116
Income (loss) before income taxes	(405)	78	1,329	(180)	—	822
Income tax expense (benefit)	(100)	31	289	(38)	—	182
Net income (loss)	$(305)	$47	$1,040	$(142)	$—	$640

Total assets as of June 30, 2022	$300,344	$20,162	$249,405	$51,290	$(50,554)	$570,647

	For the three months ended June 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,238	$351	$2,472	$38	$(21)	$4,078
Total Interest Expense	130	95	282	43	(4)	546
Net Interest Income	1,108	256	2,190	(5)	(17)	3,532
Provision for Loan losses	(55)	—	322	—	—	267
Net interest income after provision for loan losses	1,163	256	1,868	(5)	(17)	3,265

Total non-interest income	95	3,577	203	—	(13)	3,862

Non-interest Expense:
Salaries and employee benefits	1,221	1,510	481	—	(22)	3,190
Other expenses	890	835	309	85	(8)	2,111
Total non-interest expenses	2,111	2,345	790	85	(30)	5,301
Income (loss) before income taxes	(853)	1,488	1,281	(90)	—	1,826
Income tax expense (benefit)	(360)	552	371	(19)	—	544
Net income (loss)	$(493)	$936	$910	$(71)	$—	$1,282

Total assets as of June 30, 2021	$254,015	$75,832	$214,412	$51,427	$(47,125)	$548,561

	For the six months ended June 30, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$3,005	$367	$5,710	$43	$(22)	$9,103
Total Interest Expense	296	40	521	225	(6)	1,076
Net Interest Income	2,709	327	5,189	(182)	(16)	8,027
Provision for Loan losses	69	—	682	—	—	751
Net interest income after provision for loan losses	2,640	327	4,507	(182)	(16)	7,276

Total non-interest income	489	4,406	457	—	(25)	5,327

Non-interest Expense:
Salaries and employee benefits	2,519	2,450	1,920	—	(16)	6,873
Other expenses	1,949	1,410	702	141	(25)	4,177
Total non-interest expenses	4,468	3,860	2,622	141	(41)	11,050
Income (loss) before income taxes	(1,339)	873	2,342	(323)	—	1,553
Income tax expense (benefit)	(271)	177	474	(68)	—	312
Net income (loss)	$(1,068)	$696	$1,868	$(255)	$—	$1,241

Total assets as of June 30, 2022	$300,344	$20,162	$249,405	$51,290	$(50,554)	$570,647

	For the six months ended June 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$2,653	$728	$4,466	$72	$(38)	$7,881
Total Interest Expense	298	168	577	43	(4)	1,082
Net Interest Income	2,355	560	3,889	29	(34)	6,799
Provision for Loan losses	(30)	—	445	—	—	415
Net interest income after provision for loan losses	2,385	560	3,444	29	(34)	6,384

Total non-interest income	192	7,523	275	—	(25)	7,965

Non-interest Expense:
Salaries and employee benefits	2,391	3,149	1,194	—	(34)	6,700
Other expenses	1,890	1,509	509	150	(25)	4,033
Total non-interest expenses	4,281	4,658	1,703	150	(59)	10,733
Income (loss) before income taxes	(1,704)	3,425	2,016	(121)	—	3,616
Income tax expense (benefit)	(590)	1,077	570	(25)	—	1,032
Net income (loss)	$(1,114)	$2,348	$1,446	$(96)	$—	$2,584

Total assets as of June 30, 2021	$254,015	$75,832	$214,412	$51,427	$(47,125)	$548,561

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2021.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2021.

Comparison of Statements of Financial Condition at June 30, 2022 and at December 31, 2021

Total Assets

Total assets increased $10.5 million to $570.6 million at June 30, 2022, from $560.1 million at December 31, 2021. The increase was primarily the result of increases of $63.1 million in loans receivable, net, $51.4 million in investment securities, and $3.9 million in bank-owned life insurance offset by decreases of $83.7 million in cash and cash equivalents, $21.6 million in loans held-for-sale and $3.2 million in mortgage servicing rights.

Cash and cash equivalents

Cash and cash equivalents decreased $83.7 million to $37.1 million at June 30, 2022, from $120.8 million at December 31, 2021, primarily as a result of funding of loans and purchases of investment securities.

Investment Securities

Investment securities increased $51.4 million or 115.5%, to $95.9 million at June 30, 2022, from $44.5 million at December 31, 2021. The increase was primarily due to purchases of $60.4 million of U.S. treasury securities, mortgage-backed, collateralized mortgage obligations and corporate notes offset by $5.2 million in maturities and principal repayments during the six months ended June 30, 2022 and a $2.6 million net unrealized loss on available-for-sale securities. The increase in comprehensive loss in the available for sale portfolio reflects recent increases in market interest rates.

At June 30, 2022, our held-to-maturity portion of the securities portfolio, at amortized cost, was $30.2 million, and our available-for-sale portion of the securities portfolio, at fair value, was $65.7 million compared to $44.5 million available-for-sale portion of the securities portfolio at December 31, 2021. During June 2022, the Company transferred investment securities to held-to-maturity from available-to-sale with an amortized cost of $30.2 million at June 30, 2022.

Net Loans

Net loans increased $63.1 million to $388.3 million at June 30, 2022, from $325.2 million at December 31, 2021. One-to-four family residential real estate loans increased $28.0 million from $106.3 million at December 31, 2021, to $134.3 million at June 30, 2022. In addition, commercial real estate loans increased by $26.8 million to $143.7 million at June 30, 2022, from $116.9 million at December 31, 2021 and there was a $20.6 million increase in commercial business loans to $50.8 million at June 30, 2022, from $30.2 million at December 31, 2021. Finally, construction loans increased $7.0 million to $49.9 million at June 30, 2022, from $42.9 million at December 31, 2021. Offsetting these increases, was a $17.4 million decrease in SBA Paycheck Protection Program (“PPP”) loans from Rounds 1 and 2 to $5.5 million at June 30, 2022 from $22.9 million at December 31, 2021 as a result of PPP loan forgiveness from the SBA. Finally, there was a $1.0 million decrease in home equity and HELOC loans from $3.2 million at December 31, 2021, to $2.2 million at June 30, 2022.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At June 30, 2022, the balance of the private education loans was $4.1 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At June 30, 2022, there were four loans with a balance of approximately $299,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $21.6 million to $18.9 million at June 30, 2022 from $40.5 million at December 31, 2021 as a result of originations of $150.3 million of one-to-four family residential real estate loans during the six months ended June 30, 2022, and net of principal sales of $175.5 million of loans in the secondary market during this same period.

Deposits

Deposits increased $17.5 million to $481.5 million at June 30, 2022 from $464.0 million at December 31, 2021. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $10.8 million to $442.6 million at June 30, 2022 from $431.8 million at December 31, 2021. Certificates of deposit increased $6.7 million to $38.9 million at June 30, 2022 from $32.2 million at December 31, 2021. The increase in certificate of deposits was the result of a $9.5 million increase of certificates of deposit issued through brokers and a $2.8 million decrease in retail growth of certificates of deposit.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”)

As of June 30, 2022, there were no advances from the Federal Reserve PPPLF as a result of repayments of $3.1 million from PPP loan forgiveness from the SBA compared to $3.1 million at December 31, 2021.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the note, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at June 30, 2022 and December 31, 2021.

Total Shareholders’ Equity

Total shareholders’ equity decreased $1.4 million to $41.2 million at June 30, 2022, compared to $42.6 million at December 31, 2021. This decrease is primarily as a result of comprehensive losses of $2.6 million due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio which reflects recent increases in market interest rates and $212,000 in treasury stock repurchases primarily as part of the stock repurchase plan. Offsetting these decreases was net income of $1.2 million for the six months ended June 30, 2022, share based compensation expense of $119,000, ESOP shares committed to be released of $46,000 and a stock option exercise of $21,000.

Comparison of Statements of Income for the Three Months Ended June 30, 2022 and June 30, 2021

General

Net income decreased $642,000 to $640,000 for the three months ended June 30, 2022, from $1.3 million for the three months ended June 30, 2021. The decrease in net income for the three months ended June 30, 2022, was primarily due to a decrease of $1.7 million in non-interest income and $371,000 increase in provision for loan losses offset by an $860,000 increase in net interest income, a $362,000 decrease in income taxes and an $185,000 decrease in non-interest expense.

Interest Income

Total interest income increased $856,000, or 21.0`%, to $4.9 million for the three months ended June 30, 2022, from $4.1 million for the three months ended June 30, 2021.  The increase was primarily the result of increases in interest and fees on loans of $436,000, interest on investment securities of $329,000 and $95,000 in interest on interest-earning deposits with banks.  The average yield on our interest-earning assets increased 80 basis points to 3.75% for the three months ended June 30, 2022, as compared to 2.95% for the three months ended June 30, 2021. Total average interest-earning assets decreased $26.6 million to $525.9 million for the three months ended June 30, 2022, from $552.5 million for the three months ended June 30, 2021. The decrease was primarily the result of decreases in the average balance of $41.8 million in average balance of interest-earning deposits with banks, and in the average balance of loans of $33.7 million offset by an increase of $48.8 million in the average balance of investment securities.

Interest and fees on loans increased $436,000 to $4.3 million for the three months ended June 30, 2022, from $3.9 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans which increased 85 basis point to 4.78% for the three months ended June 30, 2022, versus 3.93% for the three months ended June 30, 2021. Offsetting this increase, was a decrease in the average loans outstanding of $33.7 million, which decreased to $358.7 million for the three months ended June 30, 2022, from $392.4 million for the three months ended June 30, 2021. The decrease in average loans was primarily a result of a decrease in the average balances of PPP loans and loans held for sale off set by growth in the average balances of construction loans, commercial real estate and other commercial business.

Interest income on interest-earning deposits increased by $95,000 to $130,000 for the three months ended June 30, 2022, from $35,000 for the three months ended June 30, 2021, primarily due to an increase of 49 basis points in the average yield on interest-earning deposits with banks to 0.60% for the three months ended June 30, 2022, from 0.11% for the three months ended June 30, 2021. Offsetting this increase, was a decrease in the average balance of interest-earning deposits of $41.8 million to $86.1 million for the three months ended June 30, 2022, from $127.9 million for the three months ended June 30, 2021.

Interest on investment securities increased by $329,000 to $495,000 for the three months ended June 30, 2022, from $166,000 for the three months ended June 30, 2021, respectively as the average balance of investment securities increased by $48.8 million to $79.2 million for the three months ended June 30,

2022, from $30.4 million for the three months ended June 30, 2021. Interest on investment securities increased as a result of a $290,000 increase in income on taxable and non-taxable interest and dividend investments to $430,000 for the three months ended June 30, 2022 from $140,000 for the three months ended June 30, 2021. In addition, interest income on mortgage backed securities and collateralized mortgage obligation securities increased $39,000 to $65,000 for the three months ended June 30, 2022, from $26,000 for the three months ended June 30, 2021. The average yield on total securities increased to 2.50% for the three months ended June 30, 2022, from 2.18% for the three months ended June 30, 2021.

Interest Expense

Total interest expense decreased $4,000 to $542,000 for the three months ended June 30, 2022, from $546,000 for the three months ended June 30, 2021, primarily due to a $47,000 decrease in interest expense on deposits and a $26,000 decrease in interest expense on advances from the PPPLF offset by an increase of $69,000 interest expense on subordinated debt.

Interest expense on deposits decreased $47,000 to $331,000 for the three months ended June 30, 2022, from $378,000 for the three months ended June 30, 2021, primarily as a result of a decrease in the average balance of interest bearing deposits of $24.2 million from $399.4 million for the three months ended June 30, 2021, to $375.2 million for the three months ended June 30, 2022. This decrease was primarily the result of a $24.4 million decrease in the average balance of our certificates of deposit from the three months ended June 30, 2021, to the three months ended June 30, 2022. The average cost of deposits was 0.35% for the three months ended June 30, 2022, compared to 0.38% for the three months ended June 30, 2021. The average rate paid on money market deposits decreased to 0.49% for the three months ended June 30, 2022, from 0.59% for the three months ended June 30, 2021. The balance of our certificates of deposits decreased $24.4 million from $55.7 million for the three months ended June 30, 2021, to $31.3 million for the three months ended June 30, 2022. This was primarily the result of decrease of $17.8 million in the average balance in retail certificate of deposits and a $6.6 million decrease in the average balance of certificates of deposit issued through brokers from $6.8 million for the three months ended June 30, 2021 to $156,000 for three months ended June 30, 2022. The average cost of certificates of deposit was 0.68% for the three months ended June 30, 2022, as compared to 0.90% for the three months ended June 30, 2021.

Interest expense on advances from the PPPLF decreased from $26,000 for the three months ended June 30, 2021 to no expense for the three months ended June 30, 2022. The average balance in advances from the PPPLF decreased $31.3 million to $105,000 for the three months June 30, 2022 from $31.4 million for the three months June 30, 2021.

Interest expense on advances from the Federal Home Loan Bank was $99,000 for three months ended June 30, 2022, and for the three months ended June 30, 2021. The average balance increased $159,000 to $26.5 million for the three months ended June 30, 2022 from $26.3 million for the three months ended June 30, 2021. The average rate on Federal Home Loan Bank advances was 1.50% for the three months ended June 30, 2022 and 2021.

Interest expense on subordinated debt increased $69,000 to $112,000 for the three months ended June 30, 2022 compared to $43,000 for the three months ended June 30, 2021. The average balance increased $7.2 million to $10.0 million for the three months ended June 30, 2022 from $2.8 million for the three months ended June 30, 2021. Offsetting this increase, was a decrease in the average rate on subordinated debt of 169 basis points to 4.48% for the three months ended June 30, 2022 from 6.17% for the three months ended June 30, 2021. As previously discussed, on May 28, 2021, the Company issued a $10.0 million principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $860,000 to $4.4 million for the three months ended June 30, 2022, from $3.5 million for the three months ended June 30, 2021. Our net interest-earning assets increased $21.4 million to $114.1 million for the three months ended June 30, 2022, from $92.7 million for the three months ended June 30, 2021. Our interest rate spread increased by 75 basis points to 3.23% for the three months ended June 30, 2022, from 2.48% for the three months ended June 30, 2021.  Our net interest margin increased 78 basis points to 3.34% for the three months ended June 30, 2022, from 2.56% for the three months ended June 30, 2021.

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

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$358,711	$4,287	4.78%	$392,409	$3,851	3.93%
Interest-earning deposits with banks	86,095	130	0.60%	127,907	35	0.11%
Investment securities	79,173	495	2.50%	30,392	166	2.18%
Restricted investment in bank stock	1,915	22	4.60%	1,835	26	5.67%
Total interest-earning assets	525,894	4,934	3.75%	552,543	4,078	2.95%
Non-interest-earning assets	32,104			25,409
Total assets	$557,998			$577,952

Interest-bearing liabilities:
Demand deposits	$135,137	77	0.23%	$169,974	68	0.16%
Money market deposit accounts	108,393	133	0.49%	87,690	129	0.59%
Passbook and statement savings accounts	39,093	11	0.11%	33,773	13	0.15%
Checking accounts-Municipal	61,269	57	0.37%	52,240	42	0.32%
Certificates of deposit	31,345	53	0.68%	55,734	126	0.90%
Total deposits	375,237	331	0.35%	399,411	378	0.38%
Federal Home Loan Bank advances	26,478	99	1.50%	26,319	99	1.50%
Federal Reserve PPPLF advances	105	—	0.00%	31,372	26	0.33%
Subordinated debt	9,996	112	4.48%	2,786	43	6.17%
Total interest-bearing liabilities	411,816	542	0.53%	459,888	546	0.47%
Non-interest-bearing liabilities:
Checking	94,706			64,787
Other	10,395			13,107
Total liabilities	516,917			537,782
Shareholders' Equity	41,081			40,170
Total liabilities and Shareholders' equity	$557,998			$577,952

Net interest income		$4,392			$3,532
Interest rate spread (2)			3.23%			2.48%
Net interest-earning assets (3)	$114,078			$92,655
Net interest margin (4)			3.34%			2.56%
Average interest-earning assets to average interest-bearing liabilities			127.70%			120.15%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended June 30, 2022 vs 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(563)	$999	$436
Interest-earning deposits with banks	(21)	116	95
Investment securities	242	87	329
Restricted investment in bank stock	2	(6)	(4)
Total interest-earning assets	(340)	1,196	856
Interest-bearing liabilities:
Demand deposits	(24)	33	9
Money market deposit accounts	46	(42)	4
Passbook and statement savings accounts	3	(5)	(2)
Checking accounts-Municipal	3	12	15
Certificates of deposit	(22)	(51)	(73)
Total deposits	6	(53)	(47)
Federal Home Loan Bank advances	1	(1)	—
Federal Reserve PPPLF	(5)	(21)	(26)
Subordinated debt	111	(42)	69
Total interest-bearing liabilities	113	(117)	(4)
Change in net interest income	$(453)	$1,313	$860

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

Provision for loan losses increased by $371,000 to $638,000 for the three months ended June 30, 2022, from $267,000 for the three months ended June 30, 2021. Non-performing loans decreased $1.2 million, or 31.6% from $3.8 million at December 31, 2021, to $2.6 million as of June 30, 2022, as a result of a decrease in one construction loan totaling $1.0 million and $271,000 decrease in medical education loans compared to December 31, 2021. During the three months ended June 30, 2022, there were net charge-offs of $94,000 recorded compared to no net charge-offs recorded during the three months ended June 30, 2021.

Non-Interest Income

Non-interest income decreased $1.7 million or 43.5% to $2.2 million for the three months ended June 30, 2022, from $3.9 million for the three months ended June 30, 2021. Non-interest income decreased $1.7 million compared to the same period in 2021 primarily due to a $1.5 million decrease in the gain on sale of loans, a decrease of $1.0 million in loss of derivative instruments, net offset by $593,000 increase in change in fair value of loans held for sale. The gain on sale of loans, net decreased $1.5 million to $1.7 million for the three months ended June 30, 2022 compared to $3.2 million for the three months ended June 30, 2021 primarily as a result of lower loan sales which decreased $79.4 million from $149.1 million for the three months ended June 30, 2021 to $69.7 million for the three months ended June 30, 2022. Additionally, the gain on derivative instruments decreased $1.0 million from a gain on derivative instruments of $713,000 for the three months ended June 30, 2021 to a loss on derivative instruments of ($338,000) for the three months ended June 30, 2022 as a result of decreased volume of locked loans associated with hedging. Offsetting these decreases, was a $593,000 increase in the change in fair value to $238,000 for the three months ended June 30, 2022 from ($355,000) for the three months ended June 30, 2021.

Non-Interest Expense

Non-interest expense decreased $185,000 or 3.5% to $5.1 million for the three months ended June 30, 2022, from $5.3 million for the three months ended June 30, 2021. The decrease for the three months ended June 30, 2022, compared to the three months of June 30, 2021, was primarily a result of decreases of $111,000 in other expenses and $63,000 in federal deposit insurance premiums. Other expenses decreased $111,000 or 13.0%, to $742,000 for the three months ended June 30, 2022 from $853,000 for the three months ended June 30, 2021. Federal deposit insurance premiums decreased $63,000 or 47.4%, to $70,000 for the three months ended June 30, 2022, from $133,000 for the three months ended June 30, 2021.

Income Tax Expense

Income tax expense was $182,000 for the three months ended June 30, 2022, compared to expense of $544,000 in expense for the three months ended June 30, 2021. Federal income taxes included in total taxes for the three months ended June 30, 2022 and 2021 was $131,000 and $338,000, respectively, with effective federal tax rates of 15.9% and 18.5%. The decrease in the effective tax rate for the three months ended June 30, 2022, compared to the same period a year ago reflected a decrease in income before taxes.

For the three months ended June 30, 2022, Pennsylvania state tax was a benefit of ($16,000) for the three months ended June 30, 2022 compared to expense of $118,000, with effective rate of 6.5% for the three months ended June 30, 2021. The decrease in the effective tax rate for the three months ended June 30, 2022, compared to the same period a year ago reflected a decrease in income before taxes. In addition, New Jersey state tax was $67,000 and $88,000 for the three months ended June 30, 2022 and 2021, respectively.

Comparison of Statements of Income for the Six Months Ended June 30, 2022 and June 30, 2021

General

Net income decreased $1.4 million to $1.2 million for the six months ended June 30, 2022, from $2.6 million for the six months ended June 30, 2021.  The decrease in net income for the six months ended June 30, 2021, was primarily due to a decrease of $2.7 million in non-interest income, $317,000 increase in non-interest expenses and an increase of $336,000 in provision for loan losses offset by increases of $1.2 million in net interest income and a decrease of $720,000 in income tax expense.

Interest Income

Total interest income increased $1.2 million, or 15.5% to $9.1 million for the six months ended June 30, 2022 from $7.9 million for the six months ended June 30, 2021.  The increase was primarily the result of an increase in interest and fees on loans of $706,000 and $432,000 in interest on investment securities.  The average yield on our interest-earning assets increased 83 basis points to 3.44% for the six months ended June 30, 2022, as compared to 2.61% for the six months ended June 30, 2021. Total average interest-earning assets decreased $74.1 million from $602.9 million for the six months ended June 30, 2021, to $528.8 million for the six months ended June 30, 2022. The decrease was primarily a result of a decrease in the average balance of interest-earning deposits with banks of $73.5 million and a decrease of $37.1 million in the average balance of loans offset by a $36.6 million increase in the average balance of investment securities.

Interest and fees on loans increased $706,000 to $8.1 million for the six months ended June 30, 2022, from $7.4 million for the six months ended June 30, 2021. This increase was primarily due to an increase the average yield on loans of 79 basis point to 4.55% for the six months ended June 30, 2022, versus 3.76% for the six months ended June 30, 2021. The average loans outstanding decreased $37.1 million to $356.9 million for the six months ended June 30, 2022, from $394.0 million for the six months ended June 30, 2021 primarily as a result of a decrease in the average balance of PPP loans, loans held for sale offset by increases in the average balances of construction loans, commercial real estate and other commercial business.

Interest income on interest-earning deposits increased by $88,000 to $188,000 for the six months ended June 30, 2022, from $100,000 for the six months ended June 30, 2021. The increase was primarily due to an increase in average yield on interest-earning deposits with banks, which increased 25 basis points, to 0.36% for the six months ended June 30, 2022, from 0.11% for the six months ended June 30, 2021. Offsetting this increase, was a decrease in the average balance of interest-earning deposits of $73.5 million to $105.4 million for the six months ended June 30, 2021, from $178.9 million for the six months ended June 30, 2021.

Interest on investment securities increased by $432,000 to $749,000 for the six months ended June 30, 2022, from $317,000 for the six months ended June 30, 2021, respectively. Interest on investment securities increased as a result of a $373,000 increase in income on taxable and non-taxable interest and dividend investments and a $59,000 increase in interest income on mortgage backed securities and collateralized mortgage obligation securities. The average balance of investment securities increased by $36.6 million to $64.7 million for the six months ended June 30, 2022, from $28.1 million for the six months ended June 30, 2021. The average yield on total securities increased to 2.32% for the six months ended June 30, 2022, from 2.26% for the six months ended June 30, 2021.

Interest Expense

Total interest expense was $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense on deposits decreased $130,000 and interest expense on advances from the PPPLF decreased $58,000. These decreases were offset by an increase of $182,000 in interest expense on subordinated debt.

Interest expense on deposits decreased $130,000 to $654,000 for the six months ended June 30, 2022, from $784,000 for the six months ended June 30, 2021, primarily from a decrease in the average balance of interest bearing deposits of $68.8 million from $448.3 million in the average balance of interest bearing deposits from June 30, 2021 to $379.5 in million in the average balance of interest bearing deposits for the six months ended June 30, 2022. The average cost of deposits was 34 basis points for the six months ended June 30, 2022 compared to 35 basis points for the six months ended June 30, 2021. The decrease in the average balance of interest bearing deposits of $68.8 million from $448.3 million as of June 30, 2021, to $379.5 million as of June 30, 2022, was primarily as a result of a $42.1 million decrease in the average balance of our core deposit accounts and a decrease of $26.7 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased 10 basis points to 0.49% for the six months ended June 30, 2022, from 0.59% for the six months ended June 30, 2021. The decrease in the balance of our certificates of deposits of $26.7 million from $58.4 million for the six months ended June 30, 2021, to $31.7 million for the six months ended June 30, 2022, was primarily the result of a decrease of $18.7 million in the average balance in retail certificate of deposits and a $8.0 million decrease in the average balance of certificates of deposit issued through brokers of $8.1 million for the six months ended June 30, 2021 compared to $90,000 for the six months ended June 30, 2022. The average cost of certificates of deposit was 0.68% for the six months ended June 30, 2022, as compared to 0.98% for the six months ended June 30, 2021.

Interest expense on advances from the FHLB was $196,000 for the six months ended June 30, 2022 and 2021. The average rate on advances from the FHLB was 1.48% for the six months ended June 30, 2022 and 1.49% for the six months ended June 30, 2021 and the average balance increased $160,000 to $26.5 million for the six months ended June 30, 2022 from $26.3 million for the six months ended June 30, 2021.

Interest expense on advances from the PPPLF decreased $58,000 to $1,000 for the six months ended June 30, 2022, from $59,000 for the six months ended June 30, 2021. The decrease was primarily the result of a $37.3 million decrease in the average balance in advances from the PPPLF to $924,000 for the six months ended June 30, 2022 from $38.2 million for the six months ended June 30, 2021.

Interest expense on subordinated debt increased $182,000 to $225,000 for the six months ended June 30, 2022 from $43,000 for the six months ended June 30, 2021. The increase was primarily the result of an $8.4 million increase in the average balance in subordinated debt to $10.0 million for the six months ended June 30, 2022 from $1.6 million for the six months ended June 30, 2021 offset by a decrease in the average rate of 86 basis points from 5.36% for the six months ended June 30, 2021, to 4.50% for the six months ended June 30, 2022. As previously discussed, on May 28, 2021, the Company sold and issued a $10.0 million in aggregate principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $1.2 million to $8.0 million for the six months ended June 30, 2022, from $6.8 million for the six months ended June 30, 2021. Our net interest-earning assets increased $23.4 million to $111.9 million for the six months ended June 30, 2022, from $88.5 million for the six months ended June 30, 2021. Our interest rate spread increased by 74 basis points to 2.93% for the six months ended June 30, 2022 from 2.19% for the six months ended June 30, 2021.  Our net interest margin was 3.04% for the six months ended June 30, 2022, compared to 2.26% for the six months ended June 30, 2021.

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

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$356,855	$8,122	4.55%	$394,005	$7,416	3.76%
Interest-earning deposits with banks	105,370	188	0.36%	178,943	100	0.11%
Investment securities	64,657	749	2.32%	28,106	317	2.26%
Restricted investment in bank stock	1,922	44	4.58%	1,810	48	5.30%
Total interest-earning assets	528,804	9,103	3.44%	602,864	7,881	2.61%
Non-interest-earning assets	30,686			23,825
Total assets	$559,490			$626,689

Interest-bearing liabilities:
Demand deposits	$140,511	161	0.23%	$226,223	148	0.13%
Money market deposit accounts	106,770	261	0.49%	82,210	243	0.59%
Passbook and statement savings accounts	38,514	22	0.11%	32,562	24	0.15%
Checking accounts-Municipal	62,005	102	0.33%	48,944	83	0.34%
Certificates of deposit	31,742	108	0.68%	58,402	286	0.98%
Total deposits	379,542	654	0.34%	448,341	784	0.35%
Federal Home Loan Bank advances	26,458	196	1.48%	26,298	196	1.49%
Federal Reserve PPPLF advances	924	1	0.22%	38,152	59	0.31%
Subordinated debt	9,996	225	4.50%	1,603	43	5.36%
Total interest-bearing liabilities	416,920	1,076	0.52%	514,394	1,082	0.42%
Non-interest-bearing liabilities:
Checking	90,420			59,994
Other	11,104			13,296
Total liabilities	518,444			587,684
Shareholders' Equity	41,046			39,005
Total liabilities and Shareholders' equity	$559,490			$626,689

Net interest income		$8,027			$6,799
Interest rate spread (2)			2.93%			2.19%
Net interest-earning assets (3)	$111,884			$88,470
Net interest margin (4)			3.04%			2.26%
Average interest-earning assets to average interest-bearing liabilities			126.84%			117.20%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended June 30, 2022 vs 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,011)	$1,717	$706
Interest-earning deposits with banks	(68)	156	88
Investment securities	416	16	432
Restricted investment in bank stock	4	(8)	(4)
Total interest-earning assets	(659)	1,881	1,222
Interest-bearing liabilities:
Demand deposits	(87)	100	13
Money market deposit accounts	86	(68)	18
Passbook and statement savings accounts	6	(8)	(2)
Checking accounts-Municipal	24	(5)	19
Certificates of deposit	(76)	(102)	(178)
Total deposits	(47)	(83)	(130)
Federal Home Loan Bank advances	1	(1)	—
Federal Reserve PPPLF	(36)	(22)	(58)
Subordinated debt	225	(43)	182
Total interest-bearing liabilities	143	(149)	(6)
Change in net interest income	$(802)	$2,030	$1,228

Provision for Loan Losses

Provision for loan losses increased by $336,000 to $751,000 for the six months ended June 30, 2022, from $415,000 for the six months ended June 30, 2021. Non-performing loans decreased $1.2 million, or 31.6% from $3.8 million at December 31, 2021, to $2.6 million as of June 30, 2022, as a result of a decrease in one construction loan totaling $1.0 million and $271,000 decrease in medical education loans compared to December 31, 2021. During the six months ended June 30, 2022, total charge-offs were $129,000. During the six months ended June 30, 2021, total charge-offs were $172,000.

Non-Interest Income

Non-interest income decreased $2.7 million to $5.3 million for the six months ended June 30, 2022, from $8.0 million for the six months ended June 30, 2021. The decrease in non-interest income compared to the same period in 2021 was primarily due to a $4.0 million decrease in the gain on sale of loans, net and a $867,000 increase in loss on derivative instruments, net offset by a $1.0 million gain on sale of mortgage servicing right, net and a $582,000 increase in change in fair value of loans held-for-sale. The gain on sale of loans, net decreased $4.0 million to $4.1 million for the six months ended June 30, 2022, from $8.1 million for the six months ended June 30, 2021, primarily as a result of lower volume of loan sales, which decreased $178.5 million from $354.0 million for the six months ended June 30, 2021, to $175.5 million for the six months ended June 30, 2022. In addition, there was an increase of $867,000 in loss on derivative instruments from a gain on derivative instruments of $477,000 for the six months ended June 30, 2021 to a loss on derivative instruments of ($390,000) for the six months end June 30, 2022. Offsetting these decreases, was a $1.0 million gain on sale of mortgage servicing right, net resulting from the sale of approximately $3.2 million of the mortgage servicing rights during the six months ended June 30, 2022. In addition, the fair value of loans held for sale increased $582,000 to ($482,000) for six months end June 30, 2022 compared to ($1.1 million) for six months end June 30, 2021. Finally, other income increased $397,000 to $569,000 for the six months ended June 30, 2022 from $172,000 for the six months ended June 30, 2021. Included in other income for the six months ended was $209,000 in gain on settlement of bank-owned life insurance (“BOLI”).

Non-Interest Expense

Non-interest expense increased $317,000 or 3.0% to $11.1 million for the six months ended June 30, 2022, from $10.7 million for the six months ended June 30, 2021. The increase was primarily as a result of $173,000 increase in salaries and employee benefits and $105,000 increase in occupancy expenses offset by a $158,000 decrease in federal deposit insurance premiums.

Salaries and employee benefits expense increased by $173,000 to $6.9 million for the six months ended June 30, 2022, from $6.7 million for the six months ended June 30, 2021. Occupancy expenses increased approximately $105,000 to $1.2 million for the six months ended June 30, 2022, from $1.1 million for the six months ended June 30, 2021, primarily because of increases in expenses related to leases of additional offices space compared to the same period in 2021. Offsetting these increases, was a $158,000 decrease in federal deposit insurance premiums to $198,000 for the six months ended June 30, 2022 from $356,000 for the six months ended June 30, 2021 as the average balance of interest bearing deposits decreased $68.8 million from $448.3 million for the six months ended June 30, 2021 to $379.5 million for the six months ended June 30, 2022.

Income Tax Expense

Income tax expense was $312,000 for the six months ended June 30, 2022, compared to $1.0 million for the six months ended June 30, 2021. Federal income taxes included in total taxes for the six months ended June 30, 2022 and 2021 was $237,000 and $681,000, respectively, with effective federal tax rates of 15.3% and 18.8%. The decrease in the effective tax rate for the six months ended June 30, 2022, compared to the same period a year ago reflected a decrease in income before taxes and the tax benefit related to BOLI claim proceeds.

For the six months ended June 30, 2022, Pennsylvania state tax was a benefit of ($12,000) compared to expense of $263,000 \with effective rate of 7.3% for the six months ended June 30, 2021, respectively. In addition, New Jersey state tax was $87,000 for the six months ended June 30, 2022 compared to $88,000 for the six months ended June 30, 2021.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing TDRs. Non-performing assets, including non-performing loans and other real estate owned, totaled $2.6 million, or 0.5% of total assets, at June 30, 2022. There were no non-accruing TDRs at June 30, 2022, and at December 31, 2021. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at June 30, 2022, and at December 31, 2021.

	At June 30,	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,257	$1,064
Home equity & HELOCs	64	68
Commercial:
Commercial real estate	—	—
Commercial business	—	95
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	192	1,168
Consumer:
Medical education	1,087	1,358
Total non-accrual loans	2,600	3,753

Loans accruing past 90 days	—	—

Total non-performing loans	2,600	3,753

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,600	$3,753

Ratios:
Total non-performing loans to total loans receivable	0.66%	1.14%
Total non-performing loans to total assets	0.46%	0.67%
Total non-performing assets to total assets	0.46%	0.67%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$2,446	$1,993	$2,368	$2,017

Charge-offs:
Residential:
One-to-four family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	(75)	—	(75)	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education	(31)	—	(67)	(172)
Other	—	—	—	—
Total charge-offs	(106)	—	(142)	(172)

Recoveries:
Residential:
One-to-four family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	12	—	13	—
Other	—	—	—	—
Total recoveries	12	—	13	—

Net (charge-offs) recoveries	(94)	—	(129)	(172)
Provision for loan losses	638	267	751	415
Balance at end of period	$2,990	$2,260	$2,990	$2,260

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.00%	0.04%	0.05%
Allowance for loan losses to non-performing loans at end of period	115.00%	80.23%	115.00%	80.23%
Allowance for loan losses to total loans at end of period	0.76%	0.67%	0.76%	0.67%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of June 30, 2022, the Company had $9.5 million in brokered certificates of deposits, or 1.7% of total assets. At December 31, 2021, there were no brokered certificates of deposit outstanding.  We also have the ability to borrow from the FHLB of Pittsburgh. Huntingdon Valley Bank had FHLB of Pittsburgh advances of $26.5 million outstanding with unused borrowing capacity of $70.3 million as of June 30, 2022. Additionally, at June 30, 2022, the Bank has the ability to borrow $6.0 million from Atlantic Community Bankers Bank and HV Bancorp Inc. has the ability to borrow up to $3.0 million for a total of $9.0 million. We have not borrowed against the credit lines with Atlantic Community Bankers Bank for the six months ended June 30, 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $37.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $65.7 million at June 30, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $24.1 million for the six months ended June 30, 2022, compared to $12.7 million for the six months ended June 30, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $122.0 million and $32.2 million for the six months ended June 30, 2022, and June 30, 2021, respectively. Net cash provided by financing activities of $14.2 million for the six months ended June 30, 2021 compared to net cash used in financing activities was $315.6 million for the six months ended June 30, 2021 respectively. Net cash provided by financing activities for the six months ended June 30, 2022, consisted primarily of increases in deposits of $17.5 million offset by repayments of $3.1 million in repayments in PPPLF advances from the Federal Reserve, and purchases of treasury stock of $212,000. Net cash used in financing activities for the six months ended June 30, 2021, consisted primarily of a decrease in deposits of $293.4 million and repayments of $31.1 million from the PPPLF offset by proceeds of $10.0 million from the issuance of subordinated debt.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2022, totaled $31.9 million of total deposits. Included in certificate of deposits of $31.9 million due within one year, is approximately $9.5 million of brokered certificate of deposits maturing in one year. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2022, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2022, and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015, for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2022, the Bank met all the capital adequacy requirements to which it was subject. At June 30, 2022, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. In February 2022, the Company infused $5.0 million to the Bank as Tier 1 capital. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2022 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total risk-based capital (to risk-weighted assets)	$55,036	12.9%	$>34,120	> 8.0%	$>42,650	>10.0%
Tier 1 capital (to risk-weighted assets)	52,046	12.2	>25,590	> 6.0%	>34,120	> 8.0%
Tier 1 capital (to average assets)	52,046	9.4	>22,238	> 4.0%	>27,798	> 5.0%
Tier 1 common equity (to risk -weighted assets)	52,046	12.2	>19,193	> 4.5%	>27,723	> 6.5%

As of December 31, 2021
Total risk-based capital (to risk-weighted assets)	$47,797	13.1%	$>29,168	> 8.0%	$>36,460	>10.0%
Tier 1 capital (to risk-weighted assets)	45,429	12.5	>21,876	> 6.0%	>29,168	> 8.0%
Tier 1 capital (to average assets)	45,429	8.2	>22,045	> 4.0%	>27,557	> 5.0%
Tier 1 common equity (to risk -weighted assets)	45,429	12.5	>16,407	> 4.5%	>23,699	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of June 30, 2022, and December 31, 2021, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2022, the Bank is required to maintain a capital conservation buffer of 2.50%. At June 30, 2022, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2022, we had outstanding commitments to originate loans of $53.3 million, unused lines of credit totaling $85.3 million and $655,000 in stand-by letters of credit outstanding. We had $56.1 million outstanding in letters of credit issued by the FHLB to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022, totaled $31.9 million of total deposits. Included in certificate of deposits of $31.9 million due within one year, is approximately $9.5 million of brokered certificate of deposits maturing in one year. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2022.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2022 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022- April 30, 2022	731	$22.55	731	91,007
May 1, 2022- May 30, 2022	1,349	21.59	1,349	89,658
June 1, 2022- June 30, 2022	934	19.56	679	88,979
Total	3,014	$21.35	2,759

(1) During the second quarter of 2022, 255 shares were acquired from an employee in connection with income tax withholdings related to the vesting of restricted stock issued as part of the 2018 Equity Incentive Plan. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof. The participants under the 2018 Equity Incentive Plan are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

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

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: August 12, 2022	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2022	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)