Form 10-Q
period 2022-09-30
HV Bancorp, Inc.
filed 2022-11-14
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 8, 2022, there were 2,238,902 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021 (Dollars in thousands, except share and per share data)

	At September 30, 2022	At December 31, 2021
Assets
Cash and due from banks	$4,141	$3,635
Non interest-earning deposits with banks	1,749	2,858
Interest-earning deposits with banks	16,873	112,880
Federal funds sold	4,326	1,415
Cash and cash equivalents	27,089	120,788
Investment securities available-for-sale, at fair value	55,952	44,512
Investment securities held-to-maturity, at amortized cost	29,908	—
Equity securities	500	500
Loans held-for-sale, at fair value	15,624	40,480
Loans receivable, net of allowance for loan losses of $3,389 at September 30, 2022 and $2,368 at December 31, 2021	444,379	325,203
Bank-owned life insurance	10,197	6,557
Restricted investment in bank stock	2,160	2,008
Premises and equipment, net	2,757	3,160
Operating lease right-of-use assets	8,049	8,669
Accrued interest receivable	1,993	1,340
Mortgage banking derivatives	1,014	1,458
Mortgage servicing rights	186	3,382
Other assets	3,446	2,067
Total Assets	$603,254	$560,124
Liabilities and Shareholders' Equity
Liabilities
Deposits	$504,087	$463,989
Advances from the Federal Home Loan Bank	36,552	26,431
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	—	3,119
Subordinated debt	9,997	9,996
Operating lease liabilities	8,438	9,030
Advances from borrowers for taxes and insurance	324	439
Other liabilities	2,446	4,484
Total Liabilities	561,844	517,488
Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,354,025 and 2,272,625 shares issued as of September 30, 2022 and December 31, 2021, respectively; 2,239,053 and 2,170,397 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	23	23
Treasury Stock, at cost (114,972 shares at September 30, 2022 and 102,228 December 31, 2021)	(1,756)	(1,483)
Additional paid-in capital	21,623	21,324
Retained earnings	26,739	24,793
Accumulated other comprehensive loss	(3,376)	(148)
Unearned Employee Stock Option Plan	(1,843)	(1,873)
Total Shareholders' Equity	41,410	42,636
Total Liabilities and Shareholders' Equity	$603,254	$560,124

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$5,524	$4,319	$13,646	$11,735
Interest and dividends on investments:
Taxable	458	147	1,082	421
Nontaxable	28	21	81	55
Interest on mortgage-backed securities and collateralized mortgage obligations	71	38	187	95
Interest on interest-earning deposits and federal funds sold	140	34	328	134
Total Interest Income	6,221	4,559	15,324	12,440
Interest Expense
Interest on deposits	621	350	1,275	1,134
Interest on advances from the Federal Home Loan Bank	130	99	326	295
Interest on advances from the Federal Reserve PPPLF	—	10	1	69
Interest on subordinated debt	113	114	338	157
Total Interest Expense	864	573	1,940	1,655
Net interest income	5,357	3,986	13,384	10,785
Provision for Loan Losses	608	229	1,359	644
Net interest income after provision for loan losses	4,749	3,757	12,025	10,141
Non-Interest Income
Fees for customer services	212	135	621	306
Increase in cash surrender value of bank-owned life insurance	70	37	172	111
Gain on sale of loans, net	1,467	3,035	5,557	11,170
Gain on sale of available-for-sale securities, net	16	96	16	96
Gain (loss) from derivative instruments, net	13	(422)	(377)	55
(Loss) gain on sale of mortgage servicing rights, net	(57)	—	972	—
Change in fair value of loans held-for-sale	(130)	438	(612)	(626)
Other	89	—	658	172
Total Non-Interest Income	1,680	3,319	7,007	11,284
Non-Interest Expense
Salaries and employee benefits	3,535	3,527	10,408	10,227
Occupancy	556	588	1,738	1,665
Federal deposit insurance premiums	129	60	327	416
Data processing related operations	319	358	989	1,077
Professional fees	344	262	921	769
Other expenses	710	802	2,260	2,176
Total Non-Interest Expense	5,593	5,597	16,643	16,330
Income before income taxes	836	1,479	2,389	5,095
Income Tax Expense	131	362	443	1,394
Net Income	$705	$1,117	$1,946	$3,701
Net Income per share:
Basic	$0.35	$0.56	$0.98	$1.86
Diluted	$0.34	$0.54	$0.94	$1.82
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive Income (Loss), Net of Taxes
Net Income	$705	$1,117	$1,946	$3,701
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities (pre-tax ($827) and ($162) and ($4,562) and ($208), respectively)	(825)	(114)	(3,536)	(147)
Accretion of discount on securities transferred to held-to- maturity	241	—	319	—
Reclassification for gains included in income (pre-tax ($16) and ($96) and ($16) and ($96), respectively) (1)	(11)	(68)	(11)	(68)
Other comprehensive loss	(595)	(182)	(3,228)	(215)

Comprehensive Income (Loss)	$110	$935	$(1,282)	$3,486

(1)

 Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Dollars in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losse	Unearned ESOP Shares	Total
Balance, July 1, 2022	2,241,885	$23	$(1,695)	$21,480	$26,034	$(2,781)	$(1,843)	$41,218
Treasury stock purchased	(2,832)	—	(61)	—	—	—	—	(61)
Stock option expense	—	—	—	33	—	—	—	33
Restricted stock expense	—	—	—	110	—	—	—	110
Net income	—	—	—	—	705	—	—	705
Other comprehensive loss	—	—	—	—	—	(595)	—	(595)
Balance, September 30, 2022	2,239,053	$23	$(1,756)	$21,623	$26,739	$(3,376)	$(1,843)	$41,410

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, July 1, 2021	2,175,874	$23	$(1,359)	$21,178	$23,325	$205	$(1,935)	$41,437
ESOP shares committed to be released	—	—	—	13	—	—	31	44
Treasury stock purchased	(344)	—	(7)	—	—	—	—	(7)
Stock option expense	—	—	—	15	—	—	—	15
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	1,117	—	—	1,117
Other comprehensive loss	—	—	—	—	—	(182)	—	(182)
Balance, September 30, 2021	2,175,530	$23	$(1,366)	$21,251	$24,442	$23	$(1,904)	$42,469

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Dollars in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, January 1, 2022	2,170,397	$23	$(1,483)	$21,324	$24,793	$(148)	$(1,873)	$42,636
ESOP shares committed to be released	—	—	—	16	—	—	30	46
Treasury stock purchased	(12,744)	—	(273)	—	—	—	—	(273)
Stock option exercise	1,400	—	—	21	—	—	—	21
Stock option expense	—	—	—	61	—	—	—	61
Restricted stock expense	—	—	—	201	—	—	—	201
Net income	—	—	—	—	1,946	—	—	1,946
Other comprehensive loss	—	—	—	—	—	(3,228)	—	(3,228)
Restricted stock awards	80,000	—	—		—	—	—	—
Balance, September 30, 2022	2,239,053	$23	$(1,756)	$21,623	$26,739	$(3,376)	$(1,843)	$41,410

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	31	—	—	90	121
Treasury stock purchased	(15,778)	—	(274)	—	—	—	—	(274)
Stock option exercise	1,900	—	—	28	—	—	—	28
Stock option expense	—	—	—	45	—	—	—	45
Restricted stock expense	—	—	—	136	—	—	—	136
Net income	—	—	—	—	3,701	—	—	3,701
Other comprehensive loss	—	—	—	—	—	(215)	—	(215)
Balance, September 30, 2021	2,175,530	$23	$(1,366)	$21,251	$24,442	$23	$(1,904)	$42,469

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Nine Months Ended September 30,	2022	2021
Cash Flows from Operating Activities
Net income	$1,946	$3,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	520	508
Accretion of net deferred loan fees	(935)	(2,031)
Amortization of net securities premiums	171	67
Amortization of operating lease right-of-use assets	620	639
Amortization of advances from Federal Home Loan Bank premium	121	121
Loss (gain) from derivative instruments, net	377	(55)
Provision for loan losses	1,359	644
Deferred income taxes	(415)	(309)
Earnings on bank-owned life insurance	(172)	(111)
Gain on sale of available-for-sale securities	(16)	(96)
Gain on settlement of bank-owned life insurance	(352)	—
Gain on sale of mortgage servicing rights, net	(972)	—
Stock based compensation expense	262	181
ESOP compensation expense	46	121
Loans held for sale:
Originations, net of prepayments	(321,680)	(479,224)
Proceeds from sales	351,481	504,724
Gain on sales	(5,557)	(11,170)
Change in fair value of loans held for sale	612	626
Changes in assets and liabilities which provided by (used in) cash:
Accrued interest receivable	(653)	34
Other assets	3,583	(2,263)
Other liabilities	(1,592)	(2,699)
Net cash provided by operating activities	28,754	13,408
Cash Flows from Investing Activities
Net increase in loans receivable	(119,600)	1,763
Activity in available-for-sale securities:
Proceeds from sales	9,982	2,668
Maturities and repayments	5,510	5,102
Purchases	(61,885)	(23,867)
Activity in held-to-maturity securities:
Maturities and repayments	312	—
Proceeds from settlement of bank-owned life insurance	1,384	—
Purchase of bank-owned life insurance	(4,500)	—
Purchases of restricted investment in bank stock	(1,527)	(891)
Redemption of restricted investment in bank stock	1,375	690
Purchases of premises and equipment	(116)	(990)
Net cash used in investing activities	(169,065)	(15,525)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	40,098	(290,938)
Net decrease in advances from borrowers for taxes and insurance	(115)	(1,714)
Net proceeds from issuance of subordinated debt	—	9,997
Net increase in short-term borrowing from Federal Home Loan Bank	10,000	—
Repayment of borrowings from the FRB PPPLF	(3,119)	(44,889)
Proceeds from stock option exercise	21	28
Purchase of treasury stock	(273)	(274)
Net cash provided by (used in) financing activities	46,612	(327,790)
Decrease in Cash and Cash Equivalents	(93,699)	(329,907)
Cash and Cash Equivalents, beginning of year	120,788	414,590
Cash and Cash Equivalents, end of year	$27,089	$84,683
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$1,946	$1,749
Cash paid during the year for income taxes	$1,387	$2,708
Recognition of operating lease right-of-use assets	$—	$1,864
Recognition of operating lease obligations	$—	$1,864
Transfer of securities from available-to-sale to held-to-maturity	$30,220	$—
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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2021 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 28, 2022. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2022.

The Company has evaluated subsequent events through the date of issuance of the financial statements included herein. See Footnote 15, Subsequent Events for further discussion.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company anticipates that adoption of the ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848.   ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.  ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company anticipates that adoption of the ASU will not have a material impact on the Company’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities available-for-sale was comprised of the following:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,010	$—	$(116)	$2,894
U.S. Treasury securities	39,817	—	(1,260)	38,557
Corporate notes	12,561	—	(685)	11,876
Collateralized mortgage obligations - agency residential	1,893	—	(49)	1,844
Mortgage-backed securities - agency residential	581	—	(47)	534
Bank CDs	249	—	(2)	247
	$58,111	$—	$(2,159)	$55,952

Investment securities held-to-maturity was comprised of the following:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,210	$—	$(119)	$2,091
Corporate notes	7,750	—	(617)	7,133
Collateralized mortgage obligations - agency residential	7,392	—	(436)	6,956
Mortgage-backed securities - agency residential	6,843	—	(514)	6,329
Municipal securities	5,713	—	(516)	5,197
	$29,908	$—	$(2,202)	$27,706

In June 2022, the Company transferred approximately $30.8 million at amortized cost of available-for-sale securities to the held-to maturity category. At September 30, 2022, there was $2.2 million in unrealized losses associated with those securities that were transferred from available-for-sale to held-to-maturity.

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,596	$—	$(84)	$3,512
Corporate notes	18,805	174	(112)	18,867
Collateralized mortgage obligations - agency residential	7,754	6	(96)	7,664
Mortgage-backed securities - agency residential	7,656	2	(115)	7,543
Municipal securities	6,412	62	(55)	6,419
Bank CDs	499	8	—	507
	$44,722	$252	$(462)	$44,512

The scheduled maturities of securities at September 30, 2022 were as follows:

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,749	$1,736	$—	$—
Due from one to five years	46,876	45,330	5,252	4,809
Due from after five to ten years	8,182	7,641	8,820	8,163
Due after ten years	1,304	1,245	15,836	14,734
	$58,111	$55,952	$29,908	$27,706

Securities with a fair value of $43.1 million and $5.6 million at September 30, 2022, and December 31, 2021, respectively, were pledged to secure public deposits, increase our maximum borrowing capacity with the Federal Home Loan Bank (“FHLB”) and for other purposes as required by law. During the quarter ended September 30, 2022, the Company pledged $38.6 million of U.S. Treasury securities to the FHLB to increase our maximum borrowing capacity.

There were $10.0 million in proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2022 and there were $16,000 in gross realized gains for the three and nine months ended September 30, 2022.

There were $2.7 million in proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2021 and there were $96,000 in gross realized gains for the three and nine months ended September 30, 2021.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$2,894	$(116)	$—	$—	$2,894	$(116)
U.S. Treasury securities	38,557	(1,260)	—	—	38,557	(1,260)
Corporate notes	11,876	(685)	—	—	11,876	(685)
Collateralized mortgage obligations	1,524	(47)	320	(2)	1,844	(49)
Mortgage-backed securities	534	(47)	—	—	534	(47)
	247	(2)	—	—	247	(2)
	$55,632	$(2,157)	$320	$(2)	$55,952	$(2,159)
Held-to-Maturity:
U.S. Governmental securities	$—	$—	$2,091	$(119)	$2,091	$(119)
Corporate notes	3,070	(196)	4,063	(421)	7,133	(617)
Collateralized mortgage obligations	4,033	(262)	2,442	(174)	6,475	(436)
Mortgage-backed securities	1,851	(142)	4,478	(372)	6,329	(514)
Municipal securities	1,724	(172)	3,473	(344)	5,197	(516)
	$10,678	$(772)	$16,547	$(1,430)	$27,225	$(2,202)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$3,512	$(84)	$—	$—	$3,512	$(84)
Corporate notes	8,457	(102)	1,507	(10)	9,964	(112)
Collateralized mortgage obligations	5,698	(96)	—	—	5,698	(96)
Mortgage-backed securities	7,254	(115)	—	—	7,254	(115)
Municipal securities	3,649	(55)	—	—	3,649	(55)
Bank CDs	—	—	—	—	—	—
	$28,570	$(452)	$1,507	$(10)	$30,077	$(462)

At September 30, 2022 and December 31, 2021, the investment portfolio included eight and four U.S. Governmental securities with total fair values of $5.0 million and $3.5 million, respectively. As of September 30, 2022 and December 31, 2021, there were eight and four securities in an unrealized loss position. The U.S Governmental securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of September 30, 2022 and December 31, 2021, management found no evidence of other-than-temporary impairment (“OTTI”) on any of the U.S. Governmental securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2022, the investment portfolio included eight U.S. Treasury securities with total fair values of $38.6 million. As of September 30, 2022, eight securities were in an unrealized loss position. The U.S Treasury securities are zero risk weighted for capital purposes. As of September 30, 2022, management found no evidence of OTTI on any of the U.S. Treasury securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2022 and December 31, 2021, the investment portfolio included thirty and twenty-six corporate notes, respectively with total fair values of $19.0 million and $18.9 million. Of these securities, thirty and fifteen were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2022 and December 31, 2021, the investment portfolio included eighteen and twelve collateralized mortgage obligations (“CMOs”) with total fair values of $8.8 million and $7.7 million, respectively. Of these securities, seventeen and nine were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2022 and December 31, 2021, the investment portfolio included fourteen and eleven mortgage backed securities (“MBS”) with a total fair value of $6.9 million and $7.5 million, respectively. As of September 30, 2022 and December 31, 2021, there were fourteen and ten securities in an unrealized loss position. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of September 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2022 and December 31, 2021, the investment portfolio included twelve and eleven municipal securities for both periods with a total fair value of $5.2 million and $6.4 million, respectively. Of these securities, twelve and six were in an unrealized loss position as of September 30, 2022 and December 31, 2021. The Company’s municipal portfolio issuers are located in Pennsylvania and at the time of purchase, and as of September 30, 2022 and December 31, 2021, continue to maintain investment grade ratings. As of September 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At September 30, 2022 and December 31, 2021, the investment portfolio included Bank Certificates of Deposit (“CDs”) with a total fair value of $247,000 and $507,000, respectively. As of September 30, 2022, the one security was in an unrealized loss position. As of December 31, 2021, there were no securities in an unrealized loss position. The CDs are fully insured by the FDIC. As of September 30, 2022 and December 31, 2021, management found no evidence of OTTI on any of the CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at September 30, 2022, and December 31, 2021. As of September 30, 2022 and December 31, 2021 the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at September 30, 2022, and December 31, 2021:

	September 30, 2022
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At September 30, 2022 and December 31, 2021, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Residential:
One-to-four family	$145,047	$106,335
Home equity and HELOCs	2,213	3,172
Commercial:
Commercial real estate	177,501	116,882
Commercial business	52,710	30,164
SBA PPP loans	1,963	22,912
Main Street Lending Program	1,565	1,605
Construction	63,140	42,866
Consumer:
Medical education	3,749	4,409
Other	433	17

	448,321	328,362

Unearned discounts, origination and commitment fees and costs	(553)	(791)
Allowance for loan losses	(3,389)	(2,368)

	$444,379	$325,203

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2022, the balance of the private education loans was $3.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2022, there were two loans with a total balance of approximately $49,000 past due 90 days or more.

In April 2020, we began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) implemented by the SBA with support from the Department of Treasury under the enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company participated in round 1 and 2 of PPP, processing over 800 applications totaling approximately $126.9 million. As of September 30, 2022, the Company had a total outstanding balance of approximately $2.0 million for round 1 and 2 of PPP compared to total outstanding balance of approximately $22.9 million as of December 31, 2021. Through September 2022, the Company received approximately $124.9 million in PPP forgiveness from the SBA and customer pay downs.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $281,000 and $17,000 at September 30, 2022, and December 31, 2021, respectively. Included in the other consumer at September 30, 2022, was $152,000 related to other consumer loans offered to customers to assist with funeral expenses.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2022 and 2021:

Allowance for Loan Losses	For the three months ended September 30, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$409	$—	$—	$30	$439	$—	$439
Home equity and HELOCs	6	—	—	—	6	—	6
Commercial:
Commercial real estate	973	—	—	248	1,221	—	1,221
Commercial business	691		—	(36)	655	—	655
SBA PPP loans	—	—	—		—	—	—
Main Street Lending Program	27	—	—		27	—	27
Construction	559	—	—	152	711	—	711
Consumer:
Medical education	324	(247)	38	213	328	—	328
Other	1	—	—	1	2	—	2
Unallocated	—	—	—	—	—	—	—

	$2,990	$(247)	$38	$608	$3,389	$—	$3,389

Allowance for Loan Losses	For the three months ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$522	$—	$—	$(42)	$480	$—	$480
Home equity and HELOCs	12	—	—	(2)	10	—	10
Commercial:
Commercial real estate	691	—	—	189	880	—	880
Commercial business	280	—	—	13	293	—	293
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	346	—	—	36	382	—	382
Consumer:
Medical education	382	(38)	8	35	387	—	387
Other	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—

	$2,260	$(38)	$8	$229	$2,459	$—	$2,459

Allowance for Loan Losses	For the nine months ended September 30, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$322	$—	$—	$117	$439	$—	$439
Home equity and HELOCs	8	—	—	(2)	6	—	6
Commercial:
Commercial real estate	819	—	—	402	1,221	—	1,221
Commercial business	341	(75)	—	389	655	—	655
SBA PPP loans	—				—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	460	—	—	251	711	—	711
Consumer:
Medical education	391	(314)	51	200	328	—	328
Other	—	—	—	2	2	—	2
Unallocated	—	—	—	—	—	—	—

	$2,368	$(389)	$51	$1,359	$3,389	$—	$3,389

Allowance for Loan Losses	For the nine months ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments

Residential:
One-to-four family	$637	$—	$—	$(157)	$480	$—	$480
Home equity and HELOCs	15	—	—	(5)	10	—	10
Commercial:
Commercial real estate	519	—	—	361	880	—	880
Commercial business	280	—	—	13	293	—	293
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27		27
Construction	74	—	—	308	382	—	382
Consumer:
Medical education	367	(210)	8	222	387	—	387
Other	—	—	—	—	—	—	—
Unallocated	98	—	—	(98)	—	—	—

	$2,017	$(210)	$8	$644	$2,459	$—	$2,459

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

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of September 30, 2022, and December 31, 2021:

September 30, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$145,047	$2,010	$143,037
Home equity and HELOCs	2,213	—	2,213
Commercial
Commercial real estate	177,501	115	177,386
Commercial business	52,710	48	52,662
SBA PPP loans	1,963	—	1,963
Main Street Lending Program	1,565	—	1,565
Construction	63,140	192	62,948
Consumer:
Medical education	3,749	—	3,749
Other	433	—	433

	$448,321	$2,365	$445,956

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$106,335	$1,064	$105,271
Home equity and HELOCs	3,172	—	3,172
Commercial
Commercial real estate	116,882	181	116,701
Commercial business	30,164	71	30,093
SBA PPP loans	22,912	—	22,912
Main Street Lending Program	1,605	—	1,605
Construction	42,866	1,168	41,698
Consumer:
Medical education	4,409	—	4,409
Other	17	—	17
	$328,362	$2,484	$325,878

The following table summarizes information about impaired loans by loan portfolio class as of September 30, 2022, and December 31, 2021:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential:
One-to-four family	$2,010	$2,200	$—	$1,064	$1,223	$—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	115	115	—	181	181	—
Commercial business	48	48	—	71	71	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Construction	192	192	—	1,168	1,168	—
Consumer:
Medical education	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2,365	2,555	—	2,484	2,643	—
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—
Consumer:
Medical education	—	—	—	—	—	—
Other	—	—	—	—	—	—
	—	—	—	—	—	—
	$2,365	$2,555	$—	$2,484	$2,643	$—

The following table presents additional information regarding the impaired loans for the three months ended September 30, 2022, and September 30, 2021:

	Three Months Ended September 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,633	$—	$1,019	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	117	2	186	3
Commercial business	52	1	80	1
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	192	—	961	—
Consumer:
Medical education	—	—	—	—
	1,994	3	2,246	4
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
	—	—	—	—
	$1,994	$3	$2,246	$4

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $25,000 and $37,000 for the three months ended September 30, 2022, and 2021, respectively.

The following table presents additional information regarding the impaired loans for the nine months ended September 30, 2022, and September 30, 2021:

	Nine Months Ended September 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to-four family	$1,358	$—	$971	$—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	148	6	584	33
Commercial business	60	3	87	3
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Construction	436	—	480	—
Consumer:
Medical education	—	—	—	—
Other	—	—	—	—
	2,002	9	2,122	36
With an allowance recorded
Residential:
One-to-four family	—	—	—	—
Home equity and HELOCs	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
SBA PPP loans	—	—	—	—
Main Street Lending Program	—	—	—	—
Consumer:
Medical education	—	—	—	—
Other	—	—	—	—
	$2,002	$9	$2,122	$36

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $67,000 and $69,000 for the nine months ended September 30, 2022, and 2021, respectively.

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2022, and December 31, 2021:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Residential:
One-to-four family	$2,010	$1,064
Home equity and HELOCs	63	68
Commercial:
Commercial real estate	—	—
Commercial business	—	95
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	192	1,168
Consumer:
Medical education	880	1,358
Other	—	—

	$3,145	$3,753

Credit quality risk ratings include regulatory classifications of Special Mention, Substandard, Doubtful and Loss.  Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally nine months.

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2022, and December 31, 2021:

	September 30, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$143,037	$—	$2,010	$—	$145,047
Home equity and HELOCs	2,150	—	63	—	2,213
Commercial:
Commercial real estate	175,888	1,498	115	—	177,501
Commercial business	52,662	—	48	—	52,710
SBA PPP Loans	1,963	—	—	—	1,963
Main Street Lending Program	1,565	—	—	—	1,565
Construction	62,948	—	192	—	63,140
Consumer:
Medical education	2,869	—	880	—	3,749
Other	433	—	—	—	433
	$443,515	$1,498	$3,308	$—	$448,321

	December 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$105,271	$—	$1,064	$—	$106,335
Home equity and HELOCs	3,104	—	68	—	3,172
Commercial:
Commercial real estate	115,164	1,537	181	—	116,882
Commercial business	29,998	—	166	—	30,164
SBA PPP loans	22,912	—	—	—	22,912
Main Street Lending	1,605	—	—	—	1,605
Construction	41,698	—	1,168	—	42,866
Consumer:
Medical education	3,051	—	1,358	—	4,409
Other	17	—	—	—	17
	$322,820	$1,537	$4,005	$—	$328,362

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2022, and December 31, 2021:

	September 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$671	$56	$1,334	$2,061	$142,986	$145,047	$—
Home equity and HELOCs	—	—	—	—	2,213	2,213	—
Commercial:
Commercial real estate	457	—	—	457	177,044	177,501	—
Commercial business	—	—	—	—	52,710	52,710	—
SBA PPP loans	78	130	—	208	1,755	1,963	—
Main Street Lending Program	—	—	—	—	1,565	1,565	—
Construction	—	—	192	192	62,948	63,140	—
Consumer:
Medical education	342	166	49	557	3,192	3,749	—
Other	—	8	—	8	425	433	—

	$1,548	$360	$1,575	$3,483	$444,838	$448,321	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$1,292	$137	$680	$2,109	$104,226	$106,335	$—
Home equity and HELOCs	—	—	68	68	3,104	3,172	—
Commercial:
Commercial real estate	—	—	—	—	116,882	116,882	—
Commercial business	95	—	—	95	30,069	30,164	—
SBA PPP loans	—	—	—	—	22,912	22,912	—
Main Street Lending Program	—	—	—	—	1,605	1,605	—
Construction	—	—	1,168	1,168	41,698	42,866	—
Consumer:
Medical education	452	605	39	1,096	3,313	4,409	—
Other	—	—	—	—	17	17	—

	$1,839	$742	$1,955	$4,536	$323,826	$328,362	$—

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

Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company's allowance for loan losses. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period of time, generally nine months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

As of September 30, 2022, and December 31, 2021, the Company had two loans identified as TDRs totaling $163,000 and $193,000, respectively.  At September 30, 2022, and December 31, 2021, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three and nine months ended September 30, 2022 and 2021. No additional loan commitments were outstanding to these borrowers at September 30, 2022, and December 31, 2021. At September 30, 2022, and December 31, 2021, there was no specific reserves related to the TDRs.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2022:

	As of September 30, 2022
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$115	$—	$115
Commercial business	1	48	—	48
Total	2	$163	$—	$163

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2021:

	As of December 31, 2021
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$122	$—	$122
Commercial business	1	71	—	71
Total	2	$193	$—	$193

The carrying amount of residential mortgage loans in the process of foreclosure was $140,000 and $89,000 at September 30, 2022 and December 31, 2021, respectively.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling residential mortgage loans to a third party, while retaining the rights to service the loans. As of September 30, 2022, the book value of the mortgage servicing rights (“MSRs”) associated with the loan sales totaled $186,000.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income on loans in the Company’s consolidated statements of income. Servicing income, which includes late and ancillary fees, was $(55,000) and $282,000 for the three and nine months ended September 30, 2022 compared to $212,000 and

$548,000 for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company had a bulk sale of MSRs with an underlying unpaid principal balance of $360 million in loans to an unrelated party.

For the three and nine months ended September 30, 2022 and 2021, the change in the carrying value of the Company’s MSRs accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$164	$3,104	$3,382	$2,041
Servicing Rights retained from loans sold	32	546	187	1,939
Amortization and other	(10)	(210)	(193)	(540)
Mortgage servicing rights sold	—	—	(3,190)	—
Valuation Allowance Provision	—	—	—	—
Balance at End of Period	$186	$3,440	$186	$3,440
Fair value, End of Period	$234	$4,052	$234	$4,052

The key data and assumptions used in estimating the fair value of the Company’s MSRs as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Long run Constant Prepayment Rate	7.67%	7.67%
Weighted-Average Life (in years)	27.4	27.4
Weighted-Average Note Rate	2.924%	2.924%
Weighted-Average Discount Rate	9.00%	9.00%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2022, and December 31, 2021. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of September 30, 2022, and December 31, 2021 (in thousands):

September 30, 2022
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$942	$62,671
Forward loan sales commitments	Mortgage banking derivatives	2	755
To Be Announced securities ("TBAs")	Mortgage banking derivatives	70	1,750

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$3	$293
Forward loan sales commitments	Other liabilities	1	533
TBA securities	Other liabilities	—	—

December 31, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$1,382	$70,259
Forward loan sales commitments	Mortgage banking derivatives	75	2,543
TBA securities	Mortgage banking derivatives	1	4,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$36	$2,327
Forward loan sales commitments	Other liabilities	35	2,995
TBA securities	Other liabilities	—	250

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021 (in thousands) :

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	September 30, 2022	September 30, 2021
Interest rate lock commitments	Loss from derivative instruments	$(50)	$(244)
Forward loan sales commitments	Loss from derivative instruments	(2)	(394)
TBA securities	Gain from derivative instruments	65	216
	Total gain (loss) from derivative instruments	$13	$(422)

		Gain/(Loss)
	Consolidated Statements of Income	Nine Months Ended
	Presentation	September 30, 2022	September 30, 2021
Interest rate lock commitments	Loss from derivative instruments	$(407)	$(229)
Forward loan sales commitments	(Loss) gain from derivative instruments	(39)	90
TBA securities	Gain from derivative instruments	69	194
	Total (loss) gain from derivative instruments	$(377)	$55

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$2,894	$—	$2,894
U.S. Treasury securities	38,557	—	—	38,557
Corporate notes	—	11,876	—	11,876
Collateralized mortgage obligations - agency residential	—	1,844	—	1,844
Mortgage-backed securities - agency residential	—	534	—	534
Bank CDs	—	247	—	247
Loans held for sale	—	15,624	—	15,624
Interest rate lock commitments	—	—	942	942
Forward loan sales commitments	—	2	—	2
TBA securities	—	70	—	70
	$38,557	$33,091	$942	$72,590

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$3,512	$—	$3,512
Corporate notes	—	15,825	3,042	18,867
Collateralized mortgage obligations - agency residential	—	7,664	—	7,664
Mortgage-backed securities - agency residential	—	7,543	—	7,543
Municipal securities	—	6,419	—	6,419
Bank CDs	—	507	—	507
Loans held for sale	—	40,480	—	40,480
Interest rate lock commitments	—	—	1,382	1,382
Forward loan sales commitments	—	75	—	75
TBA securities	—	1	—	1
	$—	$82,026	$4,424	$86,450

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$3	$3
Forward loan sales commitments	—	1	—	1
TBA securities	—	—	—	—
	$—	$1	$3	$4

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$36	$36
Forward loan sales commitments	—	35	—	35
TBA securities	—	—	—	—
	$—	$35	$36	$71

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2022	$—	$990	$(1)
Total unrealized losses:
Included in other comprehensive loss	—	—	—
Total losses included in earnings and held at reporting date	—	(48)	(2)
Purchases, sales and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2022	$—	$942	$(3)
Change in unrealized gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2022	$—	$—	$—
Change in unrealized loss for the period included other comprehensive loss for assets held as of September 30, 2022	$—	$(48)	$(2)

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2022	$3,042	$1,382	$(36)
Total unrealized losses:
Included in other comprehensive loss	(107)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(440)	33
Purchases, sales and settlements	(2,000)	—	—
Transfers in and/or out of Level 3	(935)	—	—
Ending Balance: September 30, 2022	$—	$942	$(3)
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2022	$—	$(440)	$33
Change in unrealized loss for the period included other comprehensive loss for assets held as of September 30, 2022	$(107)	$—	$—

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: July 1, 2021	$12,027	$2,657	$(101)
Total unrealized losses:
Included in other comprehensive income	4	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(286)	42
Purchases, sales and settlements	(1,319)	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2021	$10,712	$2,371	$(59)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2021	$—	$(286)	$42
Change in unrealized gain for the period included other comprehensive income (loss) for assets held as of September 30, 2021	$4	$—	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total unrealized losses:
Included in other comprehensive income	66	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(276)	47
Purchases, sales and settlements	2,578	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: September 30, 2021	$10,712	$2,371	$(59)
Change in unrealized (losses) or gains for the period included in earnings (or changes in net assets) for assets held as of September 30, 2021	$—	$(276)	$47
Change in unrealized gain for the period included other comprehensive income (loss) for assets held as of September 30, 2021	$66	$—	$—

At September 30, 2022, there were no corporate notes measured at fair value on a recurring basis. At December 31, 2021, the Company has classified $3.0 million of corporate notes as Level 3. The Company’s methodology to value the three sub-debt bonds was to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. At December 31, 2021, the weighted average of the market quotes applied is 102.1%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At September 30, 2022, and December 31, 2021, the Company had classified $939,000 and $1.3 million of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 71.61% to 100.00% at September 30, 2022.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$939	Discounted cash flows	Pull-through rates	71.61%-100.00%	93.89%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$3,042	Market comparable securities	Offered quotes	101.00%-102.50%	102.12%
Net derivative asset and liability:
IRLC	$1,346	Discounted cash flows	Pull-through rates	81.61%-100.00%	93.06%

There were no assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
September 30, 2022	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,089	$27,089	$27,089	$—	$—
Investments securities, held-to-maturity	29,908	27,706	—	26,801	905
Equity securities	500	500	—	—	500
Loans receivable, net	444,379	429,261	—	—	429,261
Bank-owned life insurance	10,197	10,197	10,197	—	—
Restricted investment in bank stock	2,160	2,160	2,160	—	—
Accrued interest receivable	1,993	1,993	1,993	—	—
Mortgage servicing rights	186	234	—	—	234
Liabilities:

Deposits	$504,087	$502,838	$454,283	$48,555	$—
Advances from the FHLB	36,552	33,548	—	33,548	—
Subordinated debt	9,997	8,798	—	—	8,798
Advances from borrowers for taxes and insurance	324	324	324	—	—
Accrued interest payable	67	67	67	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2021	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120,788	$120,788	$120,788	$—	$—
Equity securities	500	500	—	—	500
Loans receivable, net	325,203	328,676	—	—	328,676
Bank-owned life insurance	6,557	6,557	6,557	—	—
Restricted investment in bank stock	2,008	2,008	2,008	—	—
Accrued interest receivable	1,340	1,340	1,340	—	—
Mortgage servicing rights	3,382	4,249	—	—	4,249
Liabilities:
Deposits	$463,989	$464,164	$431,815	$32,349	$—
Advances from the FHLB	26,431	26,492	—	26,492	—
Federal Reserve PPPLF advances	3,119	3,119	—	3,119	—
Subordinated debt	9,996	10,436	—	—	10,436
Advances from borrowers for taxes and insurance	439	439	439	—	—
Accrued interest payable	73	73	73	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three and nine months ended September 30, 2022 and September 30, 2021.  All amounts are presented net of tax (1).

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
(Dollars in thousands)	Net Unrealized Gains and Losses on available-for-sales securities	Net Unrealized Gains and Losses on held-to-maturity securities	Net Unrealized Gains and Losses on available-for-sales securities	Net Unrealized Gains and Losses on held-to-maturity securities
Balance at beginning period	$(2,859)	$78	$(148)	$—
Unrealized holding losses on available-for-sale securities before reclassification	(825)	—	(3,536)	—
Accretion of discount on securities transferred to held-to-maturity	—	241	—	319
Amount reclassified for investment securities gains included in net income	(11)	—	(11)	—
Net current-period other comprehensive loss	(836)	241	(3,547)	319
Balance at ending period	$(3,695)	$319	$(3,695)	$319

(1)

All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% for the three and nine months ended September 30, 2022 and 2021, respectively.

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
(Dollars in thousands)
Balance at beginning period	$205	$238
Unrealized holding losses on available-for-sale securities before reclassification	(114)	(147)
Amount reclassified for investment securities gains included in net income	(68)	(68)
Net current-period other comprehensive loss	(182)	(215)
Balance at ending period	$23	$23

The following table present reclassifications out of AOCI by component for the three and nine months ended September 30, 2022.

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$16	$16	Gain on sale of available-for-sale securities, net
Tax Effect	(5)	(5)	Income tax expense
	$11	$11

The following table present reclassifications out of AOCI by component for the three and nine months ended September 30, 2021.

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

(Dollars in thousands)	Amount reclassified from accumulated other comprehensive income (2)	Amount reclassified from accumulated other comprehensive income (2)	Affected line item in the Consolidated Statements of Income
Net unrealized gain on available-for securities (1)	$96	$96	Gain on sale of available-for-sale securities, net
Tax Effect	(28)	(28)	Income tax expense
	$68	$68

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2022, there were 244,600 stock options outstanding of which 116,640 of the stock options were vested and exercisable at September 30, 2022. At September 30, 2022, there 167,000 restricted stock shares outstanding of which 48,500 restricted stock shares were vested and exercisable at September 30, 2022. Of the 244,600 stock options outstanding, 209,600 stock options outstanding were included in the computation of diluted net income per share for the three and nine months ended September 30, 2022 as their effect was not anti-dilutive. The 167,000 restricted stock shares outstanding were included in the computation of diluted net income per share for the three and nine months ended September 30, 2022 as their effect was not anti-dilutive. At September 30, 2021, there were 211,000 stock options outstanding of which 88,220 of the stock options were vested and exercisable at

September 30, 2021. At September 30, 2021, there 87,000 restricted stock shares outstanding of which 36,320 restricted stock shares were vested and exercisable at September 30, 2021. The 211,000 stock options outstanding and 50,680 restricted stock shares outstanding were included in the computation of diluted net income per share for the three and nine months ended September 30, 2021 as their effect was not anti-dilutive.

The calculation of basic and diluted EPS for the three and nine months ended September 30, 2022, and 2021 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$705,000	$1,117,000	$1,946,000	$3,701,000
Weighted average number of shares issued	2,354,025	2,272,625	2,304,996	2,272,013
Less weighted average number of treasury shares	(113,279)	(96,608)	(109,776)	(95,271)
Less weighted average number of unearned ESOP shares	(128,751)	(133,869)	(128,999)	(136,030)
Less weighted average number of unvested restricted stock awards	(117,940)	(48,720)	(84,310)	(51,736)
Basic weighted average shares outstanding	1,994,055	1,993,428	1,981,911	1,988,976
Add dilutive effect of stock options	37,784	54,940	45,514	41,112
Add dilutive effect of restricted stock awards	17,699	10,630	53,351	6,000
Diluted weighted average shares outstanding	2,049,538	2,058,998	2,080,776	2,036,088

Net income per share:
Basic	$0.35	$0.56	$0.98	$1.86
Diluted	$0.34	$0.54	$0.94	$1.82

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2022, there were 3,997 shares available for future awards under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of September 30, 2022, there were 115,000 grants issued under the 2021 Equity Incentive Plan with 60,000 shares available for future awards under this plan. During June 2022, 80,000 shares of restricted stock awards were granted which vest over a seven year period. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. In addition, during June 2022, 35,000 shares of stock options were granted which vest 20% per year over a five year period.

Stock option expense was $33,000 and $61,000 for the three and nine months ended September 30, 2022 and $15,000 and $45,000 for the three months and nine months ended September 30, 2021, respectively. At September 30, 2022, total unrecognized compensation cost related to stock options was $521,000.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022, and September 30, 2021 was as follows:

	September 30, 2022				September 30, 2021
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	211,000	$14.92	6.6	$1,451,680	216,400	$14.93	7.6	$484,736
Granted	35,000	20.11	5.0	—	—	—	—	—
Exercised	(1,400)	14.80	—	—	(1,900)	14.80	—	—
Forfeited	—	—	—	—	(3,500)	15.35	—	—
Outstanding, September 30	244,600	$15.66	6.4	$1,249,906	211,000	$14.92	6.9	$1,483,330
Exercisable, September 30	116,640	$14.90	5.8	$684,677	88,220	$14.89	6.8	$622,833

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Nine Months Ended September 30, 2022
Dividend yield	0.00%
Expected life	10 years
Expected volatility	36.41%
Risk-free interest rate	3.33%
Weighted average grant date fair value	$10.62

The expected life is an estimate based on management review of the various factors. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Restricted stock expense was $110,000 and $45,000 for the three months ended September 30, 2022 and 2021, respectively. Restricted stock expense was $201,000 and $136,000 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the expected future compensation expense relating to non-vested restricted stock outstanding was $2.1 million.

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2022, and September 30, 2021 was as follows:

	September 30, 2022		September 30, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	50,680	$14.98	62,860	$14.97
Vested	(12,180)	14.95	(12,180)	14.82
Granted	80,000	20.11	—	—
Forfeited	—	—	—	—
Non-vested at September 30	118,500	$18.45	50,680	$14.98

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $4.8 million at September 30, 2022, for which the Company received no fees for customer services for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The following table presents non-interest income for the three and nine months ended September 30, 2022, and September 30, 2021:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-Interest Income
In-scope of Topic 606:
Fee income	$114	$82	$376	$170
Insufficient fund fees	25	19	72	54
Other service charges	68	31	160	73
ATM interchange fee income	5	3	13	9
Other income	1	—	5	3
Total Non-Interest Income (in-scope of Topic 606)	$213	$135	$626	$309

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$70	$37	$172	$111
Gain on sale of loans, net	1,467	3,035	5,557	11,170
Gain on sale of available-for-sale securities	16	96	16	96
(Loss) gain from derivative instruments	13	(422)	(377)	55
Gain (loss) on sale of mortgage servicing rights, net	(57)	—	972	—
Change in fair value for loans held-for-sale	(130)	438	(612)	(626)
Other	88	—	653	169
Total Non-Interest Income (out-scope of Topic 606)	1,467	3,184	6,381	10,975
Total Non-Interest Income (in-scope of Topic 606)	213	135	626	309
Total Noninterest Income	$1,680	$3,319	$7,007	$11,284

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the Consolidated Statements of Financial Condition:

		September 30, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,049	$8,669
Total Lease Right-of-Use Assets		$8,049	$8,669

		September 30, 2022	December 31, 2021
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$8,438	$9,030
Total Lease Liabilities		$8,438	$9,030

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

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	10.3 years	11.0 years
Weighted-average discount rate
Operating leases	2.05%	2.04%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended September 30, 2022	For the nine' months ended September 30, 2022	For the three months ended September 30, 2021	For the nine' months ended September 30, 2021
Operating lease cost	$208	$620	$218	$639
Short-term lease cost	15	48	6	14
Total	$223	$668	$224	$653

Future minimum payments for operating leases as of September 30, 2022, and December 31, 2021 were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Twelve Months Ended:
Within one year	$988	$971
After one but within two years	989	987
After two but within three years	946	988
After three but within four years	945	937
After four but within five years	913	949
After five years	4,642	5,315
Total Future Minimum Lease Payments	9,423	10,147
Amounts Representing Interest	(985)	(1,117)
Present Value of Net Future Minimum Lease Payments	$8,438	$9,030

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

The following tables presents summary financial information for the reportable segments (in thousands):

	For the three months ended September 30, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,939	$249	$4,033	$2	$(2)	$6,221
Total Interest Expense	232	14	507	113	(2)	864
Net Interest Income	1,707	235	3,526	(111)	—	5,357
Provision for Loan losses	236	—	372	—	—	608
Net interest income after provision (credit) for loan losses	1,471	235	3,154	(111)	—	4,749

Total Non-Interest Income	338	1,232	123	—	(13)	1,680

Non-Interest Expense:
Salaries and employee benefits	1,518	1,007	1,010	—	—	3,535
Other Non-Interest expense	994	671	330	76	(13)	2,058
Total Non-Interest expense	2,512	1,678	1,340	76	(13)	5,593
Income (Loss) before income taxes	(703)	(211)	1,937	(187)	—	836
Income Tax Expense (Benefit)	(116)	(52)	338	(39)	—	131
Net Income (Loss)	$(587)	$(159)	$1,599	$(148)	$—	$705

Total Assets as of September 30, 2022	$289,471	$16,824	$296,205	$51,566	$(50,812)	$603,254

	For the three months ended September 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,207	$410	$2,918	$46	$(22)	$4,559
Total Interest Expense	127	90	248	114	(6)	573
Net Interest Income	1,080	320	2,670	(68)	(16)	3,986
Provision (Credit) for Loan Losses	(9)	—	238	—	—	229
Net interest income after provision (credit) for loan losses	1,089	320	2,432	(68)	(16)	3,757

Total Non-Interest Income	183	3,065	66	18	(13)	3,319

Non-Interest Expense:
Salaries and employee benefits	1,389	1,261	894	—	(17)	3,527
Other Non-Interest expense	925	793	289	75	(12)	2,070
Total Non-Interest Expense	2,314	2,054	1,183	75	(29)	5,597
Income (Loss) before income taxes	(1,042)	1,331	1,315	(125)	—	1,479
Income Tax Expense (Benefit)	(154)	211	331	(26)	—	362
Net Income (Loss)	$(888)	$1,120	$984	$(99)	$—	$1,117

Total Assets as of September 30, 2021	$255,131	$74,834	$202,030	$52,555	$(48,233)	$536,317

	For the nine months ended September 30, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$4,944	$616	$9,743	$45	$(24)	$15,324
Total Interest Expense	528	54	1,028	338	(8)	1,940
Net Interest Income	4,416	562	8,715	(293)	(16)	13,384

Provision for Loan losses	305	—	1,054	—	—	1,359
Net interest income after provision (credit) for loan losses	4,111	562	7,661	(293)	(16)	12,025

Total Non-Interest Income	827	5,638	580	—	(38)	7,007

Non-Interest Expense:
Salaries and employee benefits	4,037	3,457	2,930	—	(16)	10,408
Other Non-Interest expense	2,943	2,081	1,032	217	(38)	6,235
Total Non-Interest Expense	6,980	5,538	3,962	217	(54)	16,643
Income (Loss) before income taxes	(2,042)	662	4,279	(510)	—	2,389
Income Tax Expense (Benefit)	(387)	125	812	(107)	—	443
Net Income (Loss)	$(1,655)	$537	$3,467	$(403)	$—	$1,946

Total Assets as of September 30, 2022	$289,471	$16,824	$296,205	$51,566	$(50,812)	$603,254

	For the nine months ended September 30, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$3,859	$1,138	$7,385	$118	$(60)	$12,440
Total Interest Expense	425	258	825	157	(10)	1,655
Net Interest Income	3,434	880	6,560	(39)	(50)	10,785
Provision (Credit) for Loan Losses	(40)	—	684	—	—	644
Net interest income after provision (credit) for loan losses	3,474	880	5,876	(39)	(50)	10,141

Total Non-Interest Income	375	10,588	341	18	(38)	11,284

Non-Interest Expense:
Salaries and employee benefits	3,780	4,409	2,088	—	(50)	10,227
Other Non-Interest expense	2,815	2,302	799	225	(38)	6,103
Total Non-Interest Expense	6,595	6,711	2,887	225	(88)	16,330
Income (Loss) before income taxes	(2,746)	4,757	3,330	(246)	—	5,095
Income Tax Expense (Benefit)	(743)	1,287	902	(52)	—	1,394
Net income (Loss)	$(2,003)	$3,470	$2,428	$(194)	$—	$3,701

Total Assets as of September 30, 2021	$255,131	$74,834	$202,030	$52,555	$(48,233)	$536,317

15. Subsequent Events

Proposed Merger with Citizens Financial Services, Inc.

On October 18, 2022, the Company, the Bank, Citizens Financial Services, Inc. (“Citizens Financial”), First Citizens Community Bank (“FCCB”) and CZFS Acquisition Company, LLC entered into a merger agreement that provides that the Company will merge with and into Citizens Financial, with Citizens Financial remaining as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into FCCB, with FCCB remaining as the surviving bank (the “Bank Merger”).

At the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive, at the election of such holder, either (i) 0.4000 shares of Citizens Financial common stock, or (ii) $30.50 in cash, together with cash in lieu of fractional shares, if any. All such elections are subject to adjustment on a pro rata basis, so that 80% of the aggregate merger consideration paid to the Company stockholders will be the stock consideration and the remaining 20% will be the cash consideration.

The completion of the Merger and the Bank Merger are subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of regulatory approvals from the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities. The Merger is expected to close in the first half of 2023.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2021.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2021.

Comparison of Statements of Financial Condition at September 30, 2022 and at December 31, 2021

Total Assets

Total assets increased $43.2 million to $603.3 million at September 30, 2022, from $560.1 million at December 31, 2021. The increase was primarily the result of increases of $119.2 million in loans receivable, net, $41.4 million in investment securities, $3.6 million in bank-owned life insurance and $1.4 million in other assets which were offset by decreases of $93.7 million in cash and cash equivalents, $24.9 million in loans held-for-sale and $3.2 million in mortgage servicing rights.

Cash and cash equivalents

Cash and cash equivalents decreased $93.7 million to $27.1 million at September 30, 2022, from $120.8 million at December 31, 2021, primarily as a result of funding of loans and purchases of investment securities.

Investment Securities

Investment securities increased $41.4 million or 93.0%, to $85.9 million at September 30, 2022, from $44.5 million at December 31, 2021. The increase was primarily due to purchases of $61.9 million of U.S. Treasury securities, mortgage-backed, collateralized mortgage obligations and corporate notes offset by $15.8 million in proceeds from sales and maturities and principal repayments during the nine months ended September 30, 2022 and a $4.6 million net unrealized loss on available-for-sale securities. The increase in comprehensive loss in the available-for-sale portfolio reflects recent increases in market interest rates.

At September 30, 2022, our held-to-maturity portion of the securities portfolio, at amortized cost, was $29.9 million, and our available-for-sale portion of the securities portfolio, at fair value, was $56.0 million compared to $44.5 million available-for-sale portion of the securities portfolio at December 31, 2021. During the quarter ending June 30 2022, the Company transferred $30.2 million of investment securities from available-to-sale to held-to-maturity.

.

Net Loans

Net loans increased $119.2 million to $444.4 million at September 30, 2022, from $325.2 million at December 31, 2021. Commercial real estate loans increased by $60.6 million to $177.5 million at September 30, 2022, from $116.9 million at December 31, 2021 and there was a $22.5 million increase in commercial business loans to $52.7 million at September 30, 2022, from $30.2 million at December 31, 2021. In addition, one-to-four family residential real estate loans increased $38.7 million from $106.3 million at December 31, 2021, to $145.0 million at September 30, 2022. Finally, construction loans increased $20.2 million to $63.1 million at September 30, 2022, from $42.9 million at December 31, 2021. Offsetting these increases, was a $20.9 million decrease in SBA Paycheck Protection Program (“PPP”) loans from Rounds 1 and 2 to $2.0 million at September 30, 2022 from $22.9 million at December 31, 2021 as a result of PPP loan forgiveness from the SBA. Finally, there was a $1.0 million decrease in home equity and HELOC loans from $3.2 million at December 31, 2021, to $2.2 million at September 30, 2022.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At September 30, 2022, the balance of the private education loans was $3.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At September 30, 2022, there were two loans with a balance of approximately $49,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $24.9 million to $15.6 million at September 30, 2022 from $40.5 million at December 31, 2021 as a result of originations of $321.7 million of one-to-four family residential real estate loans during the nine months ended September 30, 2022, and net of principal sales of $351.5 million of loans in the secondary market during this same period.

Total Liabilities

Total liabilities increased $44.3 million to $561.8 million at September 30, 2022 from $517.5 million at December 31, 2021 primarily as a result of a $40.1 million increase in deposits and $10.1 million increase in advances from the FHLB, which were offset by a $3.1 million decrease in advances from the Federal Reserve’s Paycheck Protection Program liquidity facility (“PPPLF”) and $2.0 million decrease in other liabilities.

Deposits

Deposits increased $40.1 million to $504.1 million at September 30, 2022 from $464.0 million at December 31, 2021. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $22.5 million to $454.3 million at September 30, 2022 from $431.8 million at December 31, 2021. Certificates of deposit increased $17.6 million to $49.8 million at September 30, 2022 from $32.2 million at December 31, 2021. The increase in certificate of deposits was the result of a $23.0 million increase of certificates of deposit issued through brokers offset by a $5.4 million decrease in retail growth of certificates of deposit.

Advances from the Federal Home Loan Bank

Advances from the FHLB increased $10.1 million from $26.4 million at December 31, 2021 to $36.5 million at September 30, 2022 primarily to fund our loan growth.

Advances from the Federal Reserve PPPLF

As of September 30, 2022, there were no advances from the Federal Reserve PPPLF as a result of repayments of $3.1 million from PPP loan forgiveness from the SBA compared to $3.1 million at December 31, 2021.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the note, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at September 30, 2022 and December 31, 2021.

Total Shareholders’ Equity

Total shareholders’ equity decreased $1.2 million to $41.4 million at September 30, 2022, compared to $42.6 million at December 31, 2021. This decrease is primarily as a result of comprehensive losses of $3.2 million due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio which reflects recent increases in market interest rates and $273,000 in treasury stock repurchases primarily as part of the stock repurchase plan. Offsetting these decreases was net income of $1.9 million for the nine months ended September 30, 2022, share based compensation expense of $262,000, ESOP shares committed to be released of $46,000 and a stock option exercise of $21,000.

Comparison of Statements of Income for the Three Months Ended September 30, 2022 and September 30, 2021

General

Net income decreased $412,000 to $705,000 for the three months ended September 30, 2022, from $1.1 million for the three months ended September 30, 2021. The decrease in net income for the three months ended September 30, 2022, was primarily due to a decrease of $1.6 million in non-interest income and $379,000 increase in provision for loan losses offset by a $1.4 million increase in net interest income, a $231,000 decrease in income taxes. Non-interest expense was $5.6 million for both of the three months ended September 30, 2022 and 2021.

Interest Income

Total interest income increased $1.6 million, or 34.8`%, to $6.2 million for the three months ended September 30, 2022, from $4.6 million for the three months ended September 30, 2021.  The increase was primarily the result of increases in interest and fees on loans of $1.2 million, interest on investment securities of $339,000 and $106,000 in interest on interest-earning deposits with banks.  The average yield on our interest-earning assets increased 95 basis points to 4.51% for the three months ended September 30, 2022, as compared to 3.56% for the three months ended September 30, 2021. Total average interest-earning assets increased $39.2 million to $551.2 million for the three months ended September 30, 2022, from $512.0 million for the three months ended September 30, 2021. The increase was primarily the result of increases in 55.3 million in the average balance of investment securities and the average balance of loans of $31.6 million offset by a decrease of $47.8 million in average balance of interest-earning deposits with banks.

Interest and fees on loans increased $1.2 million to $5.5 million for the three months ended September 30, 2022, from $4.3 million for the same period in 2021. This increase was primarily due to an increase in the average loans outstanding of $31.6 million, which increased to $423.8 million for the three months ended September 30, 2022, from $392.2 million for the three months ended September 30, 2021. In addition, there was an increase in the average yield on loans which increased 80 basis point to 5.21%

for the three months ended September 30, 2022, versus 4.41% for the three months ended September 30, 2021. The increase in average loans was primarily a result of increases in the average balances of commercial real estate, other commercial business and construction loans offset by a decrease in the average balances of PPP loans and loans held for sale.

Interest income on interest-earning deposits increased by $106,000 to $140,000 for the three months ended September 30, 2022, from $34,000 for the three months ended September 30, 2021, primarily due to an increase of 147 basis points in the average yield on interest-earning deposits with banks to 1.64% for the three months ended September 30, 2022, from 0.17% for the three months ended September 30, 2021. Offsetting this increase, was a decrease in the average balance of interest-earning deposits of $47.8 million to $34.1 million for the three months ended September 30, 2022, from $81.9 million for the three months ended September 30, 2021.

Interest on investment securities increased by $339,000 to $527,000 for the three months ended September 30, 2022, from $188,000 for the three months ended September 30, 2021, respectively as the average balance of investment securities increased by $55.3 million to $91.4 million for the three months ended September 30, 2022, from $36.1 million for the three months ended September 30, 2021. Interest on investment securities increased as a result of a $306,000 increase in income on taxable and non-taxable interest and dividend investments to $456,000 for the three months ended September 30, 2022 from $150,000 for the three months ended September 30, 2021. In addition, interest income on mortgage backed securities and collateralized mortgage obligation securities increased $33,000 to $71,000 for the three months ended September 30, 2022, from $38,000 for the three months ended September 30, 2021. The average yield on total securities increased to 2.31% for the three months ended September 30, 2022, from 2.08% for the three months ended September 30, 2021.

Interest Expense

Total interest expense increased $291,000 to $864,000 for the three months ended September 30, 2022, from $573,000 for the three months ended September 30, 2021, primarily due to a $271,000 increase in interest expense on deposits and a $31,000 increase in interest expense on advances from the FHLB offset by a $10,000 decrease in interest expense on advances from the PPPLF.

Interest expense on deposits increased $271,000 to $621,000 for the three months ended September 30, 2022, from $350,000 for the three months ended September 30, 2021, primarily as a result of an increase in the average cost of deposits of 26 basis points to 0.64% for the three months ended September 30, 2022 from 0.38% for the three months ended September 30, 2021. In addition, the average balance of interest bearing deposits increased $18.5 million from $372.2 million for the three months ended September 30, 2021, to $390.7 million for the three months ended September 30, 2022. This increase was primarily the result of a $24.9 million increase in the average balance of our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) from the three months ended September 30, 2021, to the three months ended September 30, 2022. The average rate paid on money market deposits increased to 0.66% for the three months ended September 30, 2022, from 0.57% for the three months ended September 30, 2021. Offsetting this increase, was a decrease of $6.4 million in the average balance of our certificates of deposits from $42.0 million for the three months ended September 30, 2021, to $35.6 million for the three months ended September 30, 2022. This was primarily the result of decrease of $13.9 million in the average balance in retail certificate of deposits offset by a $7.5 million increase in the average balance of certificates of deposit issued through brokers compared to the three months ended September 30, 2021. The average cost of certificates of deposit was 1.02% for the three months ended September 30, 2022, as compared to 0.80% for the three months ended September 30, 2021.

Interest expense on advances from the PPPLF decreased from $10,000 for the three months ended September 30, 2021 as compared to no expense for the three months ended September 30, 2022. There were no advances from the PPPLF for the three months September 30, 2022 as compared to $14.9 million in average balances for the three months September 30, 2021.

Interest expense on advances from the FHLB increased $31,000 to $130,000 for three months ended September 30, 2022, compared to $99,000 for the three months ended September 30, 2021. The average balance increased $3.4 million to $29.8 million for the three months ended September 30, 2022 from $26.4 million for the three months ended September 30, 2021. The average rate on FHLB advances increased 24 basis points to 1.74% for the three months ended September 30, 2022 from 1.50% for the three months ended September 30, 2021.

Interest expense on subordinated debt was $113,000 for the three months ended September 30, 2022 and $114,000 for the three months ended September 30, 2021. The average balance was $10.0 million for the three months ended September 30, 2022 and 2021, respectively. The average rate on subordinated debt of was 4.52% for the three months ended September 30, 2022 compared to 4.56% for the three months ended September 30, 2021. As previously discussed, on May 28, 2021, the Company issued a $10.0 million principal amount 4.50% fixed to floating rate subordinated note due 2031.

Net Interest Income

Net interest income increased $1.4 million to $5.4 million for the three months ended September 30, 2022, from $4.0 million for the three months ended September 30, 2021. Our net interest-earning assets increased $32.2 million to $120.8 million for the three months ended September 30, 2022, from $88.6 million for the three months ended September 30, 2021. Our interest rate spread increased by 69 basis points to 3.71% for the three months ended September 30, 2022, from 3.02% for the three months ended September 30, 2021.  Our net interest margin increased 78 basis points to 3.89% for the three months ended September 30, 2022, from 3.11% for the three months ended September 30, 2021.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$423,801	$5,524	5.21%	$392,174	$4,319	4.41%
Interest-earning deposits with banks	34,066	140	1.64%	81,920	34	0.17%
Investment securities	91,408	527	2.31%	36,093	188	2.08%
Restricted investment in bank stock	1,973	30	6.08%	1,854	18	3.88%
Total interest-earning assets	551,248	6,221	4.51%	512,041	4,559	3.56%
Non-interest-earning assets	28,799			31,167
Total assets	$580,047			$543,208

Interest-bearing liabilities:
Demand deposits	$145,748	196	0.54%	$148,058	74	0.20%
Money market deposit accounts	118,408	194	0.66%	95,370	137	0.57%
Passbook and statement savings accounts	39,862	12	0.12%	34,186	12	0.14%
Checking accounts-Municipal	51,087	128	1.00%	52,641	43	0.33%
Certificates of deposit	35,562	91	1.02%	41,963	84	0.80%
Total deposits	390,667	621	0.64%	372,218	350	0.38%
Federal Home Loan Bank advances	29,822	130	1.74%	26,359	99	1.50%
Federal Reserve PPPLF advances	—	—	0.00%	14,857	10	0.27%
Subordinated debt	9,997	113	4.52%	9,996	114	4.56%
Total interest-bearing liabilities	430,486	864	0.80%	423,430	573	0.54%
Non-interest-bearing liabilities:
Checking	98,119			65,829
Other	11,094			13,493
Total liabilities	539,699			502,752
Shareholders' Equity	40,348			40,456
Total liabilities and Shareholders' equity	$580,047			$543,208

Net interest income		$5,357			$3,986
Interest rate spread (2)			3.71%			3.02%
Net interest-earning assets (3)	$120,762			$88,611
Net interest margin (4)			3.89%			3.11%
Average interest-earning assets to average interest-bearing liabilities			128.05%			120.93%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2022 vs 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$119	$1,086	$1,205
Interest-earning deposits with banks	(37)	143	106
Investment securities	265	74	339
Restricted investment in bank stock	—	12	12
Total interest-earning assets	347	1,315	1,662
Interest-bearing liabilities:
Demand deposits	(2)	124	122
Money market deposit accounts	17	40	57
Passbook and statement savings accounts	3	(3)	—
Checking accounts-Municipal	(2)	87	85
Certificates of deposit	(22)	29	7
Total deposits	(6)	277	271
Federal Home Loan Bank advances	5	26	31
Federal Reserve PPPLF	(2)	(8)	(10)
Subordinated debt	114	(115)	(1)
Total interest-bearing liabilities	111	180	291
Change in net interest income	$236	$1,135	$1,371

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

Provision for loan losses increased by $379,000 to $608,000 for the three months ended September 30, 2022, from $229,000 for the three months ended September 30, 2021. Non-performing loans decreased $608,000, or 16.2% from $3.8 million at December 31, 2021, to $3.1 million as of September 30, 2022, as a result of a decrease in one construction loan totaling $1.0 million and $478,000 decrease in medical education loans offset by a $946,000 increase in one-to four-family compared to December 31, 2021. During the three months ended September 30, 2022, there were net charge-offs of $209,000 recorded compared to net charge-offs of $30,000 recorded during the three months ended September 30, 2021.

Non-Interest Income

Non-interest income decreased $1.6 million or 48.5% to $1.7 million for the three months ended September 30, 2022, from $3.3 million for the three months ended September 30, 2021. Non-interest income decreased $1.6 million compared to the same period in 2021 primarily due to a $1.5 million decrease in the gain on sale of loans, and a decrease of $568,000 in change in fair value of loans held for sale offset by an increase of $435,000 in gain of derivative instruments, net. The gain on sale of loans, net decreased $1.5 million to $1.5 million for the three months ended September 30, 2022 compared to $3.0 million for the three months ended September 30, 2021 primarily as a result of reduced volumes of loans sold. In addition, there was a $568,000 decrease in the change in fair value to ($130,000) for the three months ended September 30, 2022 from $438,000 for the three months ended September 30, 2021 resulting from the reduction in inventory of loans held for sale. Offsetting these decreases was a gain on derivative instruments, which increased $435,000 to a gain on derivative instruments of $13,000 for the three months ended September 30, 2022 from a loss on derivative instruments of ($422,000) for the three months ended September 30, 2021.

Non-Interest Expense

Non-interest expense was $5.6 million for each of the three months ended September 30, 2022 and 2021.

Income Tax Expense

Income tax expense was $131,000 for the three months ended September 30, 2022, compared to expense of $362,000 in expense for the three months ended September 30, 2021. Federal income taxes included in total taxes for the three months ended September 30, 2022 and 2021 was $136,000 and $276,000, respectively, with effective federal tax rates of 16.3% and 18.7%. The decrease in the effective tax rate for the three months ended September 30, 2022, compared to the same period a year ago reflected a decrease in income before taxes.

For the three months ended September 30, 2022, Pennsylvania state tax was a benefit of $5,000 for the three months ended September 30, 2022 compared to expense of $78,000, with effective rate of 5.3% for the three months ended September 30, 2021. The decrease in the effective tax rate for the three months ended September 30, 2022, compared to the same period a year ago reflected a decrease in income before taxes. In addition, there was no New Jersey state tax expense for the three months ended September 30, 2022 compared to $8,000 for the three months ended September 30, 2021.

Comparison of Statements of Income for the Nine Months Ended September 30, 2022 and September 30, 2021

General

Net income decreased $1.8 million to $1.9 million for the nine months ended September 30, 2022, from $3.7 million for the nine months ended September 30, 2021.  The decrease in net income for the nine months ended September 30, 2021, was primarily due to a decrease of $4.3 million in non-interest income, $313,000 increase in non-interest expenses and an increase of $715,000 in provision for loan losses offset by increases of $2.6 million in net interest income and a decrease of $1.0 in income tax expense.

Interest Income

Total interest income increased $2.9 million, or 23.4% to $15.3 million for the nine months ended September 30, 2022 from $12.4 million for the nine months ended September 30, 2021.  The increase was primarily the result of an increase in interest and fees on loans of $1.9 million, $771,000 in interest on investment securities and $194,000 in interest income on interest-earning deposits.  The average yield on our interest-earning assets increased 91 basis points to 3.80% for the nine months ended September 30, 2022, as compared to 2.89% for the nine months ended September 30, 2021. Total average interest-earning assets decreased $35.6 million from $573.5 million for the nine months ended September 30, 2021, to $537.9 million for the nine months ended September 30, 2022. The decrease was primarily a result of a decrease in the average balance of interest-earning deposits with banks of $65.3 million and a decrease of $12.2 million in the average balance of loans offset by a $41.7 million increase in the average balance of investment securities.

Interest and fees on loans increased $1.9 million to $13.6 million for the nine months ended September 30, 2022, from $11.7 million for the nine months ended September 30, 2021. This increase was primarily due to an increase the average yield on loans of 80 basis point to 4.78% for the nine months ended September 30, 2022, versus 3.98% for the nine months ended September 30, 2021. The average loans outstanding decreased $12.2 million to $380.7 million for the nine months ended September 30, 2022, from $392.9 million for the nine months ended September 30, 2021 primarily as a result of a decrease in the average balance of PPP loans and loans-held-for sale, at fair value offset by increases in the average balances of construction loans, commercial real estate and other commercial business.

Interest on investment securities increased by $771,000 to $1.3 million for the nine months ended September 30, 2022, from $505,000 for the nine months ended September 30, 2021, respectively. Interest on investment securities increased as a result of a $679,000 increase in income on taxable and non-taxable interest and dividend investments and a $92,000 increase in interest income on mortgage backed securities and collateralized mortgage obligation securities. The average balance of investment securities increased by $41.7 million to $72.5 million for the nine months ended September 30, 2022, from $30.8 million for the nine months ended September 30, 2021. The average yield on total securities increased to 2.35% for the nine months ended September 30, 2022, from 2.18% for the nine months ended September 30, 2021.

Interest income on interest-earning deposits increased by $194,000 to $328,000 for the nine months ended September 30, 2022, from $134,000 for the nine months ended September 30, 2021. The increase was primarily due to an increase in average yield on interest-earning deposits with banks, which increased 41 basis points, to 0.53% for the nine months ended September 30, 2022, from 0.12% for the nine months ended September 30, 2021. Offsetting this increase, was a decrease in the average balance of interest-earning deposits of $65.3 million to $82.7 million for the nine months ended September 30, 2022, from $148.0 million for the nine months ended September 30, 2021.

Interest Expense

Total interest expense increased $285,000 to $1.9 million for the nine months ended September 30, 2022, from $1.7 million for the nine months ended September 30, 2021 primarily due to a $181,000 increase in interest expense on subordinated debt, $142,000 increase in interest expense on deposits and a $30,000 increase in interest expense on advances from the FHLB offset by a $68,000 decrease in interest expense on advances from the PPPLF.

Interest expense on subordinated debt increased $181,000 to $338,000 for the nine months ended September 30, 2022 from $157,000 for the nine months ended September 30, 2021 primarily the result of an increase of $5.9 million in the average balance of subordinated debt to $10.0 million for the nine months ended September 30, 2022 from $4.1 million or the nine months ended September 30, 2021. Offsetting this increase was a decrease in the rate of 54 basis points from 5.05% for the nine months ended September 30, 2021, to 4.51% for the nine months ended September 30, 2022. As previously discussed, on May 28, 2021, the Company sold and issued a $10.0 million in aggregate principal amount 4.50% fixed to floating rate subordinated note due 2031.

Interest expense on deposits increased $142,000 to $1.3 million for the nine months ended September 30, 2022, from $1.1 million for the nine months ended September 30, 2021, primarily from the average cost of deposits which increased to 44 basis points for the nine months ended September 30, 2022 from 36 basis points for the nine months ended September 30, 2021. Offsetting this increase was a decrease in the average balance of interest bearing deposits of $40.3 million from $424.9 million in the average balance of interest bearing deposits from September 30, 2021 to $384.6 in million in the average balance of interest bearing deposits for the nine months ended September 30, 2022. The decrease in the average balance of interest bearing deposits of $40.3 million from $424.9 million as of September 30, 2021, to $384.6 million as of September 30, 2022, was primarily as a result of a $20.8 million decrease in the average balance of our core deposit accounts and a decrease of $19.5 million in the average balance of our certificates of deposit. The average rate paid on money market deposits decreased 4 basis points to 0.55% for the nine months ended September 30, 2022, from 0.59% for the nine months ended September 30, 2021. The decrease in the balance of our certificates of deposits of $19.5 million from $52.9 million for the nine months ended September 30, 2021, to $33.4 million for the nine months ended September 30, 2022, was primarily the result of a decrease of $16.8 million in the average balance in retail certificate of deposits and a $2.7 million decrease in the average balance of certificates of deposit issued through brokers. The average balance of brokered certificates of deposits was $5.7 million for the nine months ended September 30, 2021 as compared to $3.0 million for the nine months ended September 30, 2022. The average cost of certificates of deposit was 0.79% for the nine months ended September 30, 2022, as compared to 0.93% for the nine months ended September 30, 2021.

Interest expense on advances from the FHLB increased $30,000 to $326,000 for the nine months ended September 30, 2022 from $296,000 or the nine months ended September 30, 2021. The average rate on advances from the FHLB was 1.56% for the nine months ended September 30, 2022 compared to 1.50% for the nine months ended September 30, 2021 and the average balance increased $1.5 million to $27.8 million for the nine months ended September 30, 2022 from $26.3 million for the nine months ended September 30, 2021.

Interest expense on advances from the PPPLF decreased $68,000 to $1,000 for the nine months ended September 30, 2022, from $69,000 for the nine months ended September 30, 2021. The decrease was primarily the result of a $29.5 million decrease in the average balance in advances from the PPPLF to $644,000 for the nine months ended September 30, 2022 from $30.1 million for the nine months ended September 30, 2021.

Net Interest Income

Net interest income increased $2.6 million to $13.4 million for the nine months ended September 30, 2022, from $10.8 million for the nine months ended September 30, 2021. Our net interest-earning assets increased $26.8 million to $114.8 million for the nine months ended September 30, 2022, from $88.0 million for the nine months ended September 30, 2021. Our interest rate spread increased by 75 basis points to 3.19% for the nine months ended September 30, 2022 from 2.44% for the nine months ended September 30, 2021.  Our net interest margin was 3.32% for the nine months ended September 30, 2022, compared to 2.51% for the nine months ended September 30, 2021.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$380,684	$13,646	4.78%	$392,892	$11,735	3.98%
Interest-earning deposits with banks	82,706	328	0.53%	147,976	134	0.12%
Investment securities	72,531	1,276	2.35%	30,834	505	2.18%
Restricted investment in bank stock	1,943	74	5.08%	1,822	66	4.86%
Total interest-earning assets	537,864	15,324	3.80%	573,524	12,440	2.89%
Non-interest-earning assets	30,005			26,314
Total assets	$567,869			$599,838

Interest-bearing liabilities:
Demand deposits	$143,095	356	0.33%	$202,675	221	0.15%
Money market deposit accounts	111,116	455	0.55%	86,236	380	0.59%
Passbook and statement savings accounts	38,925	35	0.12%	33,053	36	0.15%
Checking accounts-Municipal	58,063	230	0.53%	50,092	126	0.34%
Certificates of deposit	33,399	199	0.79%	52,871	370	0.93%
Total deposits	384,598	1,275	0.44%	424,927	1,133	0.36%
Federal Home Loan Bank advances	27,804	326	1.56%	26,317	296	1.50%
Federal Reserve PPPLF advances	644	1	0.21%	30,106	69	0.31%
Subordinated debt	9,997	338	4.51%	4,143	157	5.05%
Total interest-bearing liabilities	423,043	1,940	0.61%	485,493	1,655	0.45%
Non-interest-bearing liabilities:
Checking	92,940			61,444
Other	11,081			13,807
Total liabilities	527,064			560,744
Shareholders' Equity	40,805			39,094
Total liabilities and Shareholders' equity	$567,869			$599,838

Net interest income		$13,384			$10,785
Interest rate spread (2)			3.19%			2.44%
Net interest-earning assets (3)	$114,821			$88,031
Net interest margin (4)			3.32%			2.51%
Average interest-earning assets to average interest-bearing liabilities			127.14%			118.13%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended September 30, 2022 vs 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(454)	$2,365	$1,911
Interest-earning deposits with banks	(90)	284	194
Investment securities	718	53	771
Restricted investment in bank stock	4	4	8
Total interest-earning assets	178	2,706	2,884
Interest-bearing liabilities:
Demand deposits	(91)	226	135
Money market deposit accounts	111	(36)	75
Passbook and statement savings accounts	7	(8)	(1)
Checking accounts-Municipal	18	86	104
Certificates of deposit	(111)	(60)	(171)
Total deposits	(66)	208	142
Federal Home Loan Bank advances	15	15	30
Federal Reserve PPPLF	(47)	(21)	(68)
Subordinated debt	157	24	181
Total interest-bearing liabilities	59	226	285
Change in net interest income	$119	$2,480	$2,599

Provision for Loan Losses

Provision for loan losses increased by $715,000 to $1.4 million for the nine months ended September 30, 2022, from $644,000 for the nine months ended September 30, 2021 as a result of increase in loan volume. Non-performing loans decreased $608,000, or 16.2% from $3.8 million at December 31, 2021, to $3.1 million as of September 30, 2022, as a result of a decrease in one construction loan totaling $1.0 million and $478,000 decrease in medical education loans offset by a $946,000 increase in one-to four-family compared to December 31, 2021. During the nine months ended September 30, 2022, total net charge-offs were $338,000. Total net charge-offs were $202,000 for the nine months ended September 30, 2021.

Non-Interest Income

Non-interest income decreased $4.3 million to $7.0 million for the nine months ended September 30, 2022, from $11.3 million for the nine months ended September 30, 2021. The decrease in non-interest income compared to the same period in 2021 was primarily due to a $5.6 million decrease in the gain on sale of loans, net and a $432,000 increase in loss on derivative instruments, net offset by a $1.0 million gain on sale of mortgage servicing right, net. The gain on sale of loans, net decreased $5.6 million to $5.6 million for the nine months ended September 30, 2022, from $11.2 million for the nine months ended September 30, 2021, primarily as a result of lower volume of loan sales, which decreased $153.2 million from $504.7 million for the nine months ended September 30, 2021, to $351.5 million for the nine months ended September 30, 2022. In addition, there was an increase of $432,000 in loss on derivative instruments from a gain on derivative instruments of $55,000 for the nine months ended September 30, 2021 to a loss on derivative instruments of ($377,000) for the nine months end September 30, 2022. Offsetting these decreases, was a $1.0 million gain on sale of mortgage servicing rights, net resulting from the sale of approximately $3.2 million of the mortgage servicing rights during the nine months ended September 30, 2022. Finally, other income increased $486,000 to $658,000 for the nine months ended September 30, 2022 from $172,000 for the nine months ended September 30, 2021. Included in other income for the nine months ended September 30, 2022 was $352,000 in gain on settlement of bank-owned life insurance (“BOLI”).

Non-Interest Expense

Non-interest expense increased $313,000 or 1.9% to $16.6 million for the nine months ended September 30, 2022, from $16.3 million for the nine months ended September 30, 2021. The increase was primarily as a result of $181,000 increase in salaries and employee benefits and $152,000 increase in professional fees.

Salaries and employee benefits expense increased by $181,000 to $10.4 million for the nine months ended September 30, 2022, from $10.2 million for the nine months ended September 30, 2021. Professional fees increased approximately $152,000 to $921,000 for the nine months ended September 30, 2022, from $769,000 for the nine months ended September 30, 2021, primarily because of increases in expenses related to other consulting fees and accounting and auditing fees.

Income Tax Expense

Income tax expense was $443,000 for the nine months ended September 30, 2022, compared to $1.4 million for the nine months ended September 30, 2021. Federal income taxes included in total taxes for the nine months ended September 30, 2022 and 2021 was $373,000 and $958,000, respectively, with effective federal tax rates of 15.6% and 18.8%. The decrease in the effective tax rate for the nine months ended September 30, 2022, compared to the same period a year ago reflected a decrease in income before taxes and the tax benefit related to BOLI claim proceeds.

For the nine months ended September 30, 2022, Pennsylvania state tax was a benefit of ($17,000) compared to expense of $341,000 with effective rate of 6.7% for the nine months ended September 30, 2021, respectively. In addition, New Jersey state tax was $87,000 for the nine months ended September 30, 2022 compared to $95,000 for the nine months ended September 30, 2021.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructuring (“TDRs”). Non-performing assets, including non-performing loans and other real estate owned, totaled $3.1 million, or 0.5% of total assets, at September 30, 2022. There were no non-accruing TDRs at September 30, 2022, and at December 31, 2021. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at September 30, 2022, and at December 31, 2021.

	At September 30,	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$2,010	$1,064
Home equity & HELOCs	63	68
Commercial:
Commercial real estate	—	—
Commercial business	—	95
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	192	1,168
Consumer:
Medical education	880	1,358
Other	—	—
Total non-accrual loans	3,145	3,753

Loans accruing past 90 days	—	—

Total non-performing loans	3,145	3,753

Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$3,145	$3,753

Ratios:
Total non-performing loans to total loans receivable	0.70%	1.14%
Total non-performing loans to total assets	0.52%	0.67%
Total non-performing assets to total assets	0.52%	0.67%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$2,990	$2,260	$2,368	$2,017

Charge-offs:
Residential:
One-to-four family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	(75)	—
Construction	—	—	—	—
Consumer:	—	—	—	—
Medical education	(247)	(38)	(314)	(210)
Other	—	—	—	—
Total charge-offs	(247)	(38)	(389)	(210)

Recoveries:
Residential:
One-to-four family	—	—	—	—
Home equity & HELOCs	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer:
Medical education	38	8	51	8
Other	—	—	—	—
Total recoveries	38	8	51	8

Net (charge-offs) recoveries	(209)	(30)	(338)	(202)
Provision for loan losses	608	229	1,359	644
Balance at end of period	$3,389	$2,459	$3,389	$2,459

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.01%	0.09%	0.06%
Allowance for loan losses to non-performing loans at end of period	107.76%	62.25%	107.76%	62.25%
Allowance for loan losses to total loans at end of period	0.76%	0.78%	0.76%	0.78%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of September 30, 2022, the Company had $23.0 million in brokered certificates of deposits, or 3.8% of total assets. At December 31, 2021, there were no brokered certificates of deposit outstanding.  We also have the ability to borrow from the FHLB of Pittsburgh. Huntingdon Valley Bank had FHLB of Pittsburgh advances of $37.0 million outstanding with unused borrowing capacity of $179.4 million as of September 30, 2022. Additionally, at September 30, 2022, the Bank has the ability to borrow $6.0 million from Atlantic Community Bankers Bank and HV Bancorp Inc. has the ability to borrow up to $3.0 million for a total of $9.0 million. We have not borrowed against the credit lines with Atlantic Community Bankers Bank for the nine months ended September 30, 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $27.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $56.0 million at September 30, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $28.8 million for the nine months ended September 30, 2022, compared to $13.4 million for the nine months ended September 30, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $169.1 million and $15.5 million for the nine months ended September 30, 2022, and September 30, 2021, respectively. Net cash provided by financing activities was $46.6 million for the nine months ended September 30, 2022 compared to net cash used in of $327.8 million for the nine months ended September 30, 2021 respectively. Net cash provided by financing activities for the nine months ended September 30, 2022, consisted primarily of increases in deposits of $40.1 million and net increase of $10.0 million in short-term borrowing from FHLB offset by repayments of $3.1 million in repayments in PPPLF advances from the Federal Reserve, and purchases of treasury stock of $273,000. Net cash used in financing activities for the nine months ended September 30, 2021, consisted primarily of a decrease in deposits of $290.9 million and repayments of $44.9 million from the PPPLF offset by proceeds of $10.0 million from the issuance of subordinated debt.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2022, totaled $43.1 million of total deposits. Included in certificate of deposits of $43.1 million due within one year, is approximately $23.0 million of brokered certificate of deposits maturing in one year. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In response to rising inflation, the Federal Reserve Board has raised interest rates and anticipates ongoing increases in order to attain a stance of monetary policy to lower inflation. Management continues to closely monitor interest rate sensitivity trends through the Company's asset liability management program.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2022, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2022, and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015, for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2022, the Bank met all the capital adequacy requirements to which it was subject. At September 30, 2022, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. In February 2022, the Company infused $5.0 million to the Bank as Tier 1 capital. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2022 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total risk-based capital (to risk-weighted assets)	$56,429	11.7%	$>38,561	> 8.0%	$>48,201	>10.0%
Tier 1 capital (to risk-weighted assets)	53,040	11.0	>28,920	> 6.0%	>38,561	> 8.0%
Tier 1 capital (to average assets)	53,040	9.1	>23,425	> 4.0%	>29,282	> 5.0%
Tier 1 common equity (to risk -weighted assets)	53,040	11.0	>21,690	> 4.5%	>31,330	> 6.5%

As of December 31, 2021
Total risk-based capital (to risk-weighted assets)	$47,797	13.1%	$>29,168	> 8.0%	$>36,460	>10.0%
Tier 1 capital (to risk-weighted assets)	45,429	12.5	>21,876	> 6.0%	>29,168	> 8.0%
Tier 1 capital (to average assets)	45,429	8.2	>22,045	> 4.0%	>27,557	> 5.0%
Tier 1 common equity (to risk -weighted assets)	45,429	12.5	>16,407	> 4.5%	>23,699	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of September 30, 2022, and December 31, 2021, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2022, the Bank is required to maintain a capital conservation buffer of 2.50%. At September 30, 2022, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2022, we had outstanding commitments to originate loans of $42.3 million, unused lines of credit totaling $92.5 million and $700,000 in stand-by letters of credit outstanding. We had $45.1 million outstanding in letters of credit issued by the FHLB to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022, totaled $43.1 million of total deposits. Included in certificate of deposits of $43.1 million due within one year, is approximately $23.0 million of brokered certificate of deposits maturing in one year. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2022.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2022 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022- July 31, 2022	717	$21.26	717	88,262
August 1, 2022- August 31, 2022	708	21.49	708	87,554
September 1, 2022- September 30, 2022	1,407	21.62	1,407	86,147
Total	2,832	$21.50	2,832

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

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: November 14, 2022	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2022	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)