Form 10-K
period 2022-12-31
HV Bancorp, Inc.
filed 2023-03-30
CIK 1594555

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $32.9 million.

As of March 10, 2023, there were 2,237,213 shares issued and outstanding of the Registrant’s Common Stock.

PART I

Item 1.	Business

Forward Looking Statements

This annual report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 7- “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  HV Bancorp, Inc. (the "Company" or "HV Bancorp") wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results.  The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates and changes in the duration of interest-earning assets and interest-bearing liabilities could negatively impact net interest income; (ii) the Company’s ability to successfully complete its merger with Citizens Financial Services, Inc. by receiving regulatory approvals and integrating operations; (iii) adverse changes in the economy, either nationally or in our markets, including, without limitation, the adverse and ongoing effects inflation and of the COVID-19 pandemic on the global, national, and local economy, which may affect the Company’s credit quality, revenue, and business operations; and government and business responses there to, specifically the effect on loan customers to repay loans (iv) acts of war or terrorism, (v) potential impacts to the Company from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses, (vi) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (vii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (viii) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (ix) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (x) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (xi) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (xii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (xiii) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Company's financial results; (xiv) our ability to enter new markets successfully and capitalize on growth opportunities; and (xv) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

HV Bancorp, Inc.

HV Bancorp, Inc. is a Pennsylvania corporation and owns 100% of the common stock of Huntingdon Valley Bank (the "Bank"). On January 11, 2017, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of the Bank selling 2,182,125 shares of common stock at $10.00 per share and raising $21.8 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than issuing a subordinated note, investment in securities and owning the common stock of the Bank and having deposits in the Bank. The Company’s shareholders approved the HV Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) at a Special Meeting of Shareholders on June 13, 2018. An aggregate of 305,497 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the Plan. In addition, the Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units (see Note 13 of the Audited Consolidated Financial Statements for further discussion). At December 31, 2022, HV Bancorp, had total consolidated assets of $615.7 million, total consolidated deposits of $525.2 million, and total consolidated shareholders’ equity of $42.1 million. Our executive offices are located at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania.  Our telephone number at this address is (267) 280-4000.

The Company maintains a website on the Internet at www.hvbancorp.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Company's Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company's Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The Company's SEC filings can also be obtained on the SEC's website on the Internet at http://www.sec.gov.

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

Huntingdon Valley Bank formed a digital banking division called Braavo Bank in 2021.  Braavo Bank’s digital loan origination, deposit account opening, and treasury management tools enable ecommerce businesses to grow their businesses and manage their cash flow in an all-digital manner.  Its proprietary underwriting model extracts inventory sales data from the customers’ Amazon accounts to determine appropriate credit lines and inventory advance rates.  A variation of the software has been adapted to finance small-dollar consumer loans and

Braavo is testing a new text-based application process.  The Braavo Bank division finances customers across the United States.

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

The Company’s shareholders approved the Merger on February 15, 2023. On March 24, 2023,  the Pennsylvania Department of Banking and Securities approved the Merger and the Bank Merger. On March 30, 2023, the Board of Governors of the Federal Reserve System approved the Bank Merger and waived the application for the Merger. The completion of the Merger and the Bank Merger remain subject to customary closing conditions. The Merger is expected to close in the first half of 2023.

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

	Delaware	Pennsylvania			New Jersey
	New Castle County	Philadelphia County	Montgomery County	Bucks County	Burlington County
Unemployment (December 2022)	3.8%	5.2%	3.1%	3.5%	2.6%
Median Household Income (2017-2021 United States Census)	$78,428	$52,649	$99,361	$99,302	$95,935
Estimated Population (United States Census July 1 2022, V2022)	571,708	1,576,251	860,578	646,098	464,269

As of 2021, the Philadelphia metropolitan area represented the ninth largest United State metropolitan economy and is home to many universities and colleges.  The economy of our market area is heavily based on education, life sciences and social services. The city of Philadelphia is home to many Fortune 500 companies, including cable television and internet provider Comcast and food services company Aramark.

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

Lending Activities

General.  Our principal lending activity is the origination of one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, construction loans and, to a lesser extent, home equity loans and home equity lines of credit and consumer loans. Our primary business has been the origination of one- to four-family residential real estate loans, of which 32.3% were adjustable-rate loans and 67.7% were fixed-rate loans as of December 31, 2022 and the sale of one- to four-family residential real estate loans. We currently sell in the secondary market most of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining adjustable-rate one- to four-family residential real estate loans, primarily jumbo loans, in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition.  The following tables’ sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$154,953	32.77%	$106,335	32.38%
Home equity & HELOCs	2,293	0.49	3,172	0.97
Commercial real estate	185,811	39.30	116,882	35.60
Commercial business	54,464	11.52	30,164	9.19
SBA PPP loans	472	0.10	22,912	6.98
Main Street Lending Program	1,564	0.33	1,605	0.49
Construction	69,195	14.63	42,866	13.05
Consumer and other:
Medical education	3,695	0.78	4,409	1.34
Consumer	376	0.08	17	—
Total loans receivable	472,823	100.00%	328,362	100.00%
Unearned discounts, origination and commitment fees and costs	(281)		(791)
Allowance for loan losses	(3,587)		(2,368)
Total loans receivable, net	$468,955		$325,203

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the one year or less.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One Year or Less	After One to Five Years	After Five years through 15 Years	After 15 years	Total
	(In thousands)
Residential:
One- to four-family	$385	$1,441	$4,669	$148,458	$154,953
Home equity & HELOCs	92	96	739	1,366	2,293
Commercial real estate	30,071	87,485	67,663	592	185,811
Commercial business	40,293	6,455	7,716	—	54,464
SBA PPP loans	17	455	—	—	472
Main Street Lending Program	1,564	—	—	—	1,564
Construction	50,447	15,792	—	2,956	69,195
Consumer and other:
Medical education	27	106	3,562	—	3,695
Consumer	67	309	—	—	376
Total loans receivable	$122,963	$112,139	$84,349	$153,372	$472,823

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022:

	Fixed					Adjustable
(In thousands)	One Year or Less	After One to Five Years	After Five years through 15 Years	After 15 Years	Total	One Year or Less	After One to Five Years	After Five years through 15 Years	After 15 Years	Total
Residential:
One- to four-family	$385	$1,375	$4,195	$99,014	$104,969	$—	$66	$474	$49,444	$49,984
Home equity & HELOCs	—	96	—	—	96	92	—	739	1,366	2,197
Commercial real estate	1,621	79,687	7,609	592	89,509	28,450	7,798	60,054	—	96,302
Commercial business	4,553	6,020	—	—	10,573	35,740	435	7,716	—	43,891
SBA PPP loans	17	455	—	—	472	—	—	—	—	—
Main Street Lending	—	—	—	—	—	1,564	—	—	—	1,564
Construction	15,477	4,825	—	—	20,302	34,970	10,967	—	2,956	48,893
Consumer and Other:
Medical education	—	—	—	—	—	27	106	3,562	—	3,695
Consumer	67	309	—	—	376	—	—	—	—	—
Total	$22,120	$92,767	$11,804	$99,606	$226,297	$100,843	$19,372	$72,545	$53,766	$246,526

One- to Four-Family Residential Real Estate Lending.  At December 31, 2022, we had $155.0 million of loans secured by one- to four-family residential real estate, representing 32.8% of our total loan portfolio.  In addition, at December 31, 2022 we had $15.2 million of residential mortgages held for sale.  We originate fixed-rate one- to four-family residential real estate loans as well as adjustable-rate loans depending on market conditions and borrower preferences.  At December 31, 2022, 67.7% of our one- to four-family residential real estate loans were fixed-rate loans, and 32.3% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae or Freddie Mac guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2022 was generally $647,200 for single-family homes in our market area. We typically sell most of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%.  At December 31, 2022, we had $51.1 million in jumbo loans, which represented 33.0% of our one- to four-family residential real estate loans. Of the $51.1 million in jumbo loans, 58.1% or $29.7 million were variable jumbo loans and 41.9% or $21.4 million, were fixed jumbo loans. Our average loan size for jumbo loans was $968,000 at December 31, 2022.  We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Most of our one- to four-family residential real estate loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower.  Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 95%.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 5% for the first adjustment period and 2% per adjustment period thereafter, with a lifetime interest rate cap of generally 5% over the initial interest rate of the loan. We typically hold in portfolio our adjustable-rate one- to four-family residential real estate loans.

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

We  may offer “interest only” mortgage loans on construction to permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also have not offered and will not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not had a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-

burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

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

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied one- to four-family residences.  At December 31, 2022, outstanding home equity loans and equity lines of credit totaled $2.3 million, or 0.5% of total loans outstanding.  At December 31, 2022, the unadvanced portion of home equity lines of credit totaled $7.7 million.  At December 31, 2022, $1.5 million of our home equity loans and lines of credit were in a junior lien position.

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

Commercial Real Estate Lending.  We also offer commercial real estate loans, including a limited amount of multi-family loans.  At December 31, 2022, we had $185.8 million in commercial real estate loans, representing 39.3% of our total loan portfolio.  Our commercial real estate loans generally have initial terms of five years and amortization terms of  20 to 25 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75-80%.  Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service or other commercial properties. We originate  multi-family loans generally secured by multi-family buildings. At December 31, 2022, the average loan balance of our outstanding commercial real estate loans was $801,000, and the largest of such loans was a $6.4 million loan secured by an industrial warehouse. This loan was performing in accordance with its terms at December 31, 2022.

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

Commercial Business Lending.  At December 31, 2022, we had $54.5 million of commercial business loans, representing 11.5% of our total loan portfolio.  We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area.  Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans.  In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Construction Lending.  We originate construction loans for the purchase of raw land and for the associated construction of commercial properties along with multi and single-family residences.  Construction loans provide for the payment of interest only during the construction phase, which is usually twelve months with optional six-month extensions. In many cases the project will include a cash interest reserve set aside in a bank-controlled deposit account to fund these payments through project completion.  At the end of the construction phase, many of the loans convert to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser and review by our third-party appraisal review firm. On construction loans greater than $1.0 million, we generally require a plan and cost review by a qualified company to verify construction costs are within market costs and to limit project estimation errors.  We also review and engage third-party inspectors to verify the completed work on projects prior to disbursement of funds during the term of the construction loan. At December 31, 2022, we had $69.2 million of construction loans, representing 14.6% of our total loan portfolio.  At December 31, 2022, our largest construction loan was a $5.0 million commercial loan secured by land and was performing in accordance with its original repayment terms at December 31, 2022.

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

Small Business Association (“SBA”) PPP. In April 2020, we began accepting and processing applications for loans under the PPP implemented by the SBA with support from the Department of Treasury under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2022, the Company had a total outstanding balance of approximately $472,000 for round 1 and 2 of PPP loans. The PPP loans have a two-year to four-year term and earn interest at 1%. The SBA fully guarantees the principal and interest, unless the lender violated an obligation under the agreement.

Main Street Lending Program. In December 2020, the Company participated in the Main Street Lending Program (“MSLP”) established by the Federal Reserve to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP ended on January 8, 2021. At December 31, 2020, the Company funded approximately $31.1 million in loans through the MSLP. At December 31, 2022, the Company had retained approximately $1.6 million, or 5%, of the MSLP it had originated and had sold approximately 95% of the originated loans to the Federal Reserve of Boston.

Medical Education Lending. In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”)-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2022, the balance of the private education loans was $3.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2022, there were seven loans with a balance of approximately $514,000 that were past due 90 days or more. Additionally, at this date, we had medical education loans for which a forbearance status has been granted and, while not past due, are classified as non-performing in the amount of $461,000. Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months.

Consumer Lending. At December 31, 2022, our consumer loan portfolio totaled $376,000, consisting of consumer overdraft accounts of $67,000 and $309,000 related to other consumer loans offered to customers to assist with funeral expenses.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We consider our Statement of Financial Condition as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2022, we sold $305.6 million of residential one- to four-family real estate loans.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2022, we had four participation loans for $3.0 million in which we were not the lead lender, each of which was performing in accordance with the loans’ original repayment terms at December 31, 2022. We also have participated out portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

The following table shows our loan originations, sales and repayment activities for the year ended December 31, 2022 and 2021 including loans held for sale.

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021

Total loans at beginning of year (1)	$368,842	$400,663
Loan originations:
Residential:
One- to four-family (1)	344,086	627,074
Home equity & HELOCs	825	3,000
Commercial real estate	109,210	69,699
Commercial business	37,174	12,731
SBA PPP loans	—	50,801
Main Street Lending Program	—	—
Construction	65,638	70,507
Consumer loans	539	17
Total loans originated	557,472	833,829
Loans Purchased	—	—
Sales and loan principal repayments:
Principal repayments	139,167	209,855
Loan sales	299,085	655,795
Net loan activity	119,220	(31,821)
Total loans at end of year (1)	$488,062	$368,842

(1)	Includes loans held for sale.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $8.6 million as of December 31, 2022.  At December 31, 2022, our largest credit relationship was $6.6 million, which consisted of $3.7 million of commercial business loans secured by private aircraft and $2.9 million of unsecured commercial lines of credit. At December 31, 2022, these loans were performing in accordance with its current terms.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers who are approved by our board of directors. All real estate secured loans generally require fire, title and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by the Bank are subject to our underwriting guidelines.

The following limitations apply to originations of loans.  An underwriter may approve loans up to FHA loan limit, and assistant vice president or senior underwriter officer may approve loans up to FHA loan limit. In addition, for jumbo loans, equity loans and HELOCs, an underwriter or senior under writer may approve loans up to $200,000, and assistant vice president or senior underwriter officer may approve loans up to $750,000 and an executive vice president up to $800,000. The Executive Management Committee must approve loans in excess of $800,000.  The board of directors must approve loans in excess of $900,000 and higher that are exceptions to the Bank’s lending policy.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2022
Residential:
One- to four-family	5	$760	2	$166	9	$1,262	16	$2,188
Home equity & HELOCs	1	22	—	—	—	—	1	22
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
SBA PPP loans	2	18	—	—	—	—	2	18
Main Street Lending Program	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Medical education	7	381	1	149	7	514	15	1,044
Consumer	—	—	—	—	—	—	—	—
Total	15	$1,181	3	$315	16	$1,776	34	$3,272

At December 31, 2021
Residential:
One- to four-family	7	$1,292	2	$137	7	$680	16	$2,109
Home equity & HELOCs	—	—	—	—	1	68	1	68
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	1	95	—	—	—	—	1	95
SBA PPP loans	—	—	—	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—	—	—	—
Construction	—	—	—	—	1	1,168	1	1,168
Medical education	9	452	6	605	1	39	16	1,096
Other consumer	—	—	—	—	—	—	—	—
Total	17	$1,839	8	$742	10	$1,955	35	$4,536

Non-Performing Loans.  Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. At December 31, 2022, we had no non-accruing troubled debt restructurings. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. Generally, the loan may be restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure, are held for sale, and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. We had $59,000 in real estate owned at December 31, 2022. At December 31, 2021, we had no other real estate owned.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at December 31, 2022 and 2021. We had no accruing loans past due 90 days or more at December 31, 2022 and 2021. Additionally, we had no non-accruing troubled debt restructurings at December 31, 2022 and 2021.

	At December 31,	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,885	$1,064
Home equity & HELOCs	62	68
Commercial:
Commercial real estate	—	—
Commercial business	—	95
SBA PPP Loans	—	—
Main Street Lending Program	—	—
Construction	—	1,168
Consumer:
Medical education	1,079	1,358
Total non-accrual loans	3,026	3,753

Loans accruing past 90 days:
Consumer and other:
Medical education	—	—

Total non-performing loans	3,026	3,753

Real estate owned	—	—
Other non-performing assets	59	—
Total non-performing assets	$3,085	$3,753

Ratios:
Total non-performing loans to total loans	0.64%	1.14%
Total non-performing loans to total assets	0.49%	0.67%
Total non-performing assets to total assets	0.50%	0.67%

Total non-performing loans decreased to $3.0 million, or 0.64% of total loans, at December 31, 2022 from $3.8 million, or 1.14% of total loans, at December 31, 2021 as a result of decreases of $1.2 million in one construction loan, a decrease of $279,000 in medical education loans and a $95,000 decrease in commercial business loans offset by a $821,000 increase in one-to four-family residential real estate loans compared to December 31, 2021. Non-performing one- to four-family residential real estate loans totaled $1.9 million at December 31, 2022.  Non-performing medical education loans totaled $1.1 million at December 31, 2022. Included in the non-performing medical education loans are non-accrual loans that have been brought current through a status change to deferred status. The deferred status generally means the student is in medical residency.  Generally, the loan may be restored to accrual status when the obligation is in accordance with the contractual terms for a reasonable period of time, generally six months. There were no non-performing commercial real estate and commercial business loans at December 31, 2022.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At December 31, 2022, we had $1.5 million of loans designated as “special mention.”

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

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed.  Management reviews the status of each loan on our watch list on a quarterly basis with the full board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,”  “substandard,”  “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.”

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2022 and 2021.

	At December 31,
	2022	2021
	(In thousands)
Classified assets:
Substandard	$3,177	$4,005
Doubtful	—	—
Loss	—	—
Total classified assets	$3,177	$4,005
Special Mention	$1,484	$1,537
Total criticized assets	$4,661	$5,542

The decrease of $828,000 in classified assets was primarily due to decreases of $1.2 million in one substandard construction loan, $279,000 in substandard medical education loans and $95,000 in one substandard commercial business loan offset by an increase of $821,000  in substandard one- to four-family residential real estate loans. Substandard assets at December 31, 2022 consisted of $3.0 million in non-accrual loans and $151,000 in loans that were performing.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.   The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. We adopted CECL effective January 1, 2023.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses at the dates indicated.

	At or for the Year Ended December 31,	At or for the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$2,368	$2,017

Charge-offs:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	(75)	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	(314)	(210)
Other	(8)	—
Total charge-offs	(397)	(210)

Recoveries:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
Construction	—	—
Consumer:
Medical education	81	8
Total recoveries	81	8

Net (charge-offs) recoveries	(316)	(202)
Provision for loan losses	1,535	553
Balance at end of year	$3,587	$2,368

Net charge-offs to average loans outstanding:
Residential:
One- to four-family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	0.02%	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	0.06%	0.06%
Other	—	—

Total net charge-offs	0.08%	0.06%

Credit quality ratios:
As a percentage of total loans at end of year:
Allowance for loan losses	0.76%	0.72%
Non-accrual loans	0.64%	1.14%
Non-performing loans	0.64%	1.14%
Allowance for loan losses to non-accrual loans	118.54%	63.10%
Allowance for loan losses to non-performing loans	118.54%	63.10%

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

	At December 31,
	2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	$468	13.05%	32.77%	$322	13.60%	32.38%
Home equity & HELOCs	6	0.16	0.49	8	0.34	0.97
Commercial:
Commercial real estate	1,283	35.77	39.30	819	34.59	35.60
Commercial business	703	19.60	11.52	341	14.40	9.19
SBA PPP Loans	—	—	0.10	—	—	6.98
Main Street Lending Program	27	0.75	0.33	27	1.14	0.49
Construction	754	21.02	14.63	460	19.42	13.05
Consumer:
Other	21	0.59	0.08	—	—	—
Medical education	325	9.06	0.78	391	16.51	1.34
Total allocated allowance	3,587	100.00	100.00	2,368	100.00	100.00
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$3,587	100.00%	100.00%	$2,368	100.00%	100.00%

At December 31, 2022, our allowance for loan losses represented 0.76% of total loans and 118.54% of non-performing loans.  There were $316,000 in net loan charge-offs during the year ended December 31, 2022.

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

The available-for-sale portfolio, which is carried at fair value, totaled $55.7 million, or 9.0% of total assets at December 31, 2022. The held-to-maturity portfolio, which is carried at amortized cost, totaled $29.8 million, or 4.8% of total assets at December 31, 2022.

United States Governmental Agency Securities. We maintain these investments, to the extent appropriate,

for liquidity purposes and as collateral for borrowings. At December 31, 2022, United States government and agency securities consisted of a fixed-rate Small Business Administration (“SBA”) Participation Certificates which had a zero-risk weighting for capital purposes and seven United States agency securities.

United States Treasury Securities. We maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings. At December 31, 2022, United States treasury securities consisted of two year treasury notes.

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

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of Pittsburgh and Atlantic Community Bancshares, Inc. (“ACBI”) common stock and equity securities) at the dates indicated.

	At December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Governmental securities	$3,010	$2,887	$3,596	$3,512
U.S Treasury securities	39,843	38,556	—	—
Corporate notes	12,535	11,782	18,805	18,867
Collateralized mortgage obligations	1,754	1,681	7,754	7,664
Mortgage-backed securities- agency residential	553	511	7,656	7,543
Municipal securities	—	—	6,412	6,419
Bank certificates of deposit	249	247	499	507
Total securities available-for-sale	$57,944	$55,664	$44,722	$44,512

Securities held-to-maturity:
U.S. Governmental securities	$2,218	$2,094	$—	$—
Corporate notes	7,857	7,216	—	—
Collateralized mortgage obligations	7,236	6,791	—	—
Mortgage-backed securities- agency residential	6,708	6,224	—	—
Municipal securities	5,752	5,338	—	—
Total securities held-to-maturity	$29,771	$27,663	$—	$—

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2022 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Governmental securities	$—	—%	$3,010	2.70%	$—	—%	$—	—%	$3,010	$2,887	2.70%
U.S. Treasury securities	—	—	39,843	2.30	—	—	—	—	39,843	38,556	2.30%
Corporate notes	2,000	3.62	3,545	2.78	6,990	3.66	—	—	12,535	11,782	3.40
Collateralized mortgage obligations	—	—	—	—	708	0.60	1,046	2.18	1,754	1,681	1.54
Mortgage-backed securities	—	—	—	—	349	1.64	204	3.55	553	511	2.34
Bank certificates of deposit	249	2.34	—	—	—	—	—	—	249	247	2.34
Total securities available-for-sale	$2,249	3.48%	$46,398	2.37%	$8,047	3.30%	$1,250	2.40%	$57,944	$55,664	2.54%
Securities held-to-maturity:
U.S. Governmental securities	$—	—%	$967	0.55%	$886	1.00%	$365	2.35%	$2,218	$2,094	1.02%
Corporate notes	—	—	3,472	1.57	4,385	3.24	—	—	7,857	7,216	2.52
Collateralized mortgage obligations	—	—	—	—	—	—	7,236	2.06	7,236	6,791	2.06
Mortgage-backed securities	—	—	—	—	403	2.21	6,305	1.85	6,708	6,224	1.87
Municipal securities	—	—	914	1.05	3,175	1.84	1,663	2.43	5,752	5,338	1.89
Total securities held-to-maturity	$—	—%	$5,353	1.28%	$8,849	2.45%	$15,569	2.02%	$29,771	$27,663	2.02%

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

Deposits. Our deposits are generated primarily from residents, municipalities and businesses within our market area.  We offer a selection of deposit accounts, including savings accounts, money market accounts, certificates of deposit and checking accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  At December 31, 2022, our core deposits, which are deposits other than certificates of deposit, were $458.2 million, representing 87.2% of total deposits. At December 31, 2022, there was $40.9 million in brokered certificates of deposit outstanding.

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

The following table sets forth the distribution of average interest-bearing deposits by account type for the dates indicated.

	For the Year Ended December 31,			For the Year Ended December 31,
	2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits-interest-bearing accounts	$146,512	36.95%	0.61%	$178,279	44.42%	0.18%
Money market deposit accounts	111,772	28.19%	0.83%	89,460	22.29%	0.57%
Passbook and statement savings accounts	38,931	9.82%	0.12%	34,003	8.47%	0.14%
Checking accounts	56,367	14.22%	0.97%	51,463	12.82%	0.33%
Certificates of deposit	42,904	10.82%	1.60%	48,129	12.00%	0.90%
Total interest-bearing deposits	$396,486	100.00%	0.78%	$401,334	100.00%	0.37%

As of December 31, 2022 and 2021, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $4.7 million and $7.1 million, respectively.  The following table sets forth the maturity of those certificates as of December 31, 2022 and 2021.

	At December 31, 2022	At December 31, 2021
	(In thousands)	(In thousands)
Three months or less	$289	$331
Over three months through six months	933	1,632
Over six months through one year	2,129	4,129
Over one year to three years	1,395	983
Over three years	—	—
Total	$4,746	$7,075

As of December 31, 2022 and 2021, the total of uninsured deposits of the Company was $162.6 million and $150.7 million, respectively. Total uninsured deposits is calculated based on individual deposits over $250,000 and reflects the portion of a customer’s deposit  that exceeds the applicable FDIC insurance coverage for that depositor.

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2022, we had $26.6 million in advances from the Federal Home Loan Bank of Pittsburgh. At December 31, 2022, based on available collateral, our ownership of Federal Home Loan Bank of Pittsburgh stock and deposit letters of credit outstanding, we had access to Federal Home Loan Bank of Pittsburgh advances of up to $115.8 million. Additionally, at December 31, 2022, we had the ability to borrow $6.0 million from ACBI. We have not borrowed against the credit lines with the ACBI during the year ended December 31, 2022.

FHLB long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2022	December 31, 2021
07/07/20	07/07/25	Fixed Rate	0.851%	$26,593	$26,431
				$26,593	$26,431

Subsidiary Activities

Huntingdon Valley Bank is a wholly-owned subsidiary of HV Bancorp.  Huntingdon Valley Bank has a wholly-owned subsidiary, HVB Investment Management Inc. formed under the laws of the state of Delaware, as an investment company subsidiary to hold and manage certain investments. HVB Investment Management Inc. became operational in January 2021.

Employees

As of December 31, 2022, we had 131 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s highlights include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

Federal law required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

At December 31, 2022, Huntingdon Valley Bank had not opted into the community bank leverage ratio framework and its capital ratios exceeded all applicable requirements.

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

Federal law required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

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

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

The FDIC has authority to increase insurance assessments.  Any significant increase would have an adverse effect on the operating expenses and results of operations of Huntingdon Valley Bank. In October 2022, the FDIC increased initial base deposit insurance assessment rate schedules by 2 basis points, effective January 1, 2023.  We cannot predict what assessment rates will be in the future.

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

Federal Reserve System

Under federal law and regulations, Huntingdon Valley Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including the Huntingdon Valley Bank, which maintain transaction accounts or non-personal time deposits. In March 2020, due to a change in its approach to monetary policy due to the COVID-19 pandemic, the Federal Reserve Board implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Federal Home Loan Bank System

Huntingdon Valley Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Huntingdon Valley Bank was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Huntingdon Valley Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of December 31, 2022, no impairment has been recognized.

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

Taxable Distributions and Recapture. At December 31, 2022, our total federal pre-base year reserve was approximately $1.7 million upon which no deferred taxes have been provided. Under current law, pre-base year reserves remain subject to recapture should Huntingdon Valley Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Net Operating Loss Carryovers.  The Tax Act repealed carrying back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Act provides for the indefinite carryforward of federal net operating losses arising in tax years ending after 2017.  Also as a result of The Tax Act, net operating losses arising in tax years after 2017 may only reduce 80 percent of a taxpayer’s taxable income in carryforward years.  At December 31, 2022, Huntingdon Valley Bank had no federal net operating loss carryforwards and had no Pennsylvania state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At December 31, 2022, Huntingdon Valley Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Huntingdon Valley Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Huntingdon Valley Bank’s income tax returns have not been audited in the past five years.

State Taxation

Huntingdon Valley Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Huntingdon Valley Bank had no Pennsylvania state tax net operating loss carryforwards at December 31, 2022. In addition, Huntingdon Valley Bank filed Corporate Business Tax returns with the State of New Jersey and Delaware.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.Properties

As of December 31, 2022, the net book value of our office properties (including leasehold improvements) was $1.7 million. As of December 31, 2022, the Company and Bank owned and leased buildings in the normal course of business. It leases its administrative headquarters at 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania. As of December 31, 2022, the Bank owned one property and leased eleven properties.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions as of December 31, 2022 is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “HVBC”. The approximate number of holders of record of HV Bancorp, Inc.’s common stock as of March 16, 2023 was 106.  Certain shares of HV Bancorp‘s are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  HV Bancorp, Inc. began trading on the NASDAQ Capital Market on January 12, 2017.

During the year ended December 31, 2022 and 2021, the Company did not pay a cash dividend per share.  The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid again or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to HV Bancorp’s loan to the Employee Stock Ownership Plan, interest and principal payments on investment securities and dividends from Huntingdon Valley Bank.

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

Unlike Huntingdon Valley Bank, the Company is not restricted by FDIC regulations on the payment of dividends to its shareholders.  However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of HV Bancorp’s to pay dividends or otherwise engage in capital distributions.

The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference. During April 2019, a stock repurchase plan was approved to purchase up to 100,000 shares of the Company’s outstanding common stock. Further, in February 2021, the Board of Directors approved a plan to repurchase in the open market and privately negotiated transactions, up to 100,000 shares of the Company’s outstanding common stock. This plan supplements the previous repurchase plan. During the quarter end December 31, 2022, 151 shares at an average cost of $21.05 per share had been repurchased.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2022.

Period	Total Number of Shares (2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	151	$21.05	151	85,996
November 1, 2022 - November 30, 2022	1,247	20.77	—	85,996
December 1, 2022- December 31, 2022	2,534	27.645	—	85,996
Total	3,932	$25.21	151

33

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

(2)

During the fourth quarter of 2022, 3,781 shares were acquired from two employees in connection with the exercise of stock options and applicable income taxes issued as part of the 2018 Equity Incentive Plan.

Item 6.  [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of HV Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition as of December 31, 2022 and 2021, and our results of operations for the year ended December 31, 2022 and 2021, respectively.  This section should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements that appear beginning on page 46 of this annual report.

Overview

HV Bancorp, Inc., through the Bank, provides financial services to individuals and businesses from our main office in Doylestown, Pennsylvania, and from our seven full-service banking offices located in Plumsteadville, Philadelphia, Warrington and Huntingdon Valley, Pennsylvania and Mount Laurel, New Jersey. We also operate a limited service branch in Philadelphia, Pennsylvania. Our administrative offices and executive offices are located in Doylestown, Pennsylvania. Our Business Banking office is located in Philadelphia, Pennsylvania. We have loan production and sales offices located in Mount Laurel, New Jersey, Doylestown, Pennsylvania, Huntingdon Valley, Pennsylvania, and Wilmington, Delaware; and a loan origination office in Montgomeryville, Pennsylvania. Our primary market area includes Montgomery, Bucks and Philadelphia Counties in Pennsylvania, Burlington County in New Jersey and New Castle County in Delaware. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans (including multi-family loans), construction loans, home equity loans and lines of credit and, to a lesser extent, consumer loans. We retain our loans in portfolio depending on market conditions, but we primarily sell our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and principal and interest payments on loans and securities.

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

Merger with Citizens Financial

As previously announced, on October 18, 2022, the Company, the Bank, Citizens Financial Services, Inc. (“Citizens Financial”), First Citizens Community Bank (“FCCB”) and CZFS Acquisition Company, LLC entered into a merger agreement that provides that the Company will merge with and into Citizens Financial, with Citizens Financial remaining as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into FCCB, with FCCB remaining as the surviving bank (the “Bank Merger”).

The Company’s shareholders approved the Merger on February 15, 2023. On March 24, 2023,  the Pennsylvania Department of Banking and Securities approved the Merger and the Bank Merger. On March 30, 2023, the Board of Governors of the Federal Reserve System approved the Bank Merger and waived the application for the Merger. The completion of the Merger and the Bank Merger remain subject to customary closing conditions. The Merger is expected to close in the first half of 2023.

At the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive, at the election of such holder, either (i) 0.4000 shares of Citizens Financial common stock, or (ii) $30.50 in cash, together with cash in lieu of fractional shares, if any. All such elections are subject to adjustment on a pro rata basis, so that 80% of the aggregate merger consideration paid to the Company shareholders will be the stock consideration and the remaining 20% will be the cash consideration.

Critical Accounting Estimates

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

The following represents our critical accounting estimates:

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. On January 1, 2023, we adopted CECL.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets

Total assets increased $55.7 million to $615.8 million at December 31, 2022, from $560.1 million at December 31, 2021. The increase was primarily the result of increases of $143.8 million in loans receivable, net, $40.9 million in investment securities, $3.7 million in bank-owned life insurance and $1.1 million in other assets, which were offset by decreases of $104.5 million in cash and cash equivalents, $25.3 million in loans held-for-sale and $3.2 million in mortgage servicing rights.

Cash and cash equivalents

Cash and cash equivalents decreased $104.5 million to $16.3 million at December 31, 2022 from $120.8 million at December 31, 2021, primarily as a result of increased funding of loans and purchases of investment securities.

Investment Securities

Investment securities increased by $40.9 million to $85.4 million at December 31, 2022 from $44.5 million at December 31, 2021. The increase was primarily due to purchases of $61.9 million of U.S. Treasury securities, mortgage-backed, collateralized mortgage obligations and corporate notes offset by $15.8 million in proceeds from sales and maturities and principal repayments during the year ended December 31, 2022, $2.3 million in net unrealized loss on available-for-sale securities and $2.3 million in net unrealized loss on securities transferred to held-to-maturity. The increase in comprehensive loss in the available-for-sale portfolio reflects recent increases in market interest rates.

At December 31, 2022, our held-to-maturity portion of the securities portfolio, at amortized cost, was $29.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $55.7 million compared to $44.5 million of available-for-sale securities at December 31, 2021. During the quarter ended June 30, 2022, the Company transferred $30.2 million at amortized cost of available-to-sale securities to held-to-maturity securities.

Net Loans

Net loans increased $143.8 million to $469.0 million at December 31, 2022, from $325.2 million at December 31, 2021. Commercial real estate loans increased by $68.9 million to $185.8 million at December 31, 2022, from $116.9 million at December 31, 2021 and there was a $24.3 million increase in commercial business loans to $54.5 million at December 31, 2022, from $30.2 million at December 31, 2021. In addition, one-to-four family residential real estate loans increased $48.7 million to $155.0 million at December 31, 2022 from $106.3 million at December 31, 2021 and construction loans increased $26.3 million to $69.2 million at December 31, 2022, from $42.9 million at December 31, 2021. Offsetting these increases, was a $22.4 million decrease in SBA Paycheck Protection Program (“PPP”) loans to $472,000 at December 31, 2022 from $22.9 million at December 31, 2021 as a result of PPP loan forgiveness from the SBA. Additionally, home equity and HELOC loans decreased $879,000 to $2.3 million at December 31, 2022 from $3.2 million at December 31, 2021.

.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2022, the balance of the private education loans was $3.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2022, there was sevens loans with a balance of approximately $514,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $25.3 million to $15.2 million at December 31, 2022 from $40.5 million at December 31, 2021. This decrease was primarily a result of originations of $274.5 million of one- to four-family residential real estate loans during the year ended December 31, 2022 net of principle sales of $305.6 million of loans in the secondary market during this same period.

Deposits

Deposits increased $61.2 million, or 13.2%, to $525.2 million at December 31, 2022, from $464.0 million at December 31, 2021. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) increased $26.4 million, or 6.1%, to $458.2 million at December 31, 2022, from $431.8 million at December 31, 2021. Certificates of deposit increased $34.8 million, or 108.3%, to $67.0 million at December 31, 2022, from $32.2 million at December 31, 2021, resulting from increases of $40.9 million in certificates of deposit issued through brokers offset by a $6.1 million decrease in retail certificates of deposit.

Advances from the Federal Home Loan Bank

As of December 31, 2022 and December 31, 2021, the Company had $26.6 million and $26.4 million in advances outstanding, respectively. During July 2020, the Company refinanced advances of $27.0 million from the Federal Home Loan Bank to reduce the cost of borrowing.

Advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”)

As of December 31, 2022, there were no advances from the Federal Reserve PPPLF as a result of repayments of $3.1 million from PPP loan forgiveness from the SBA compared to $3.1 million at December 31, 2021.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at December 31, 2022 and 2021.

Total Shareholders’ Equity

Total shareholders’ equity decreased $543,000 to $42.1 million at December 31, 2022, compared to $42.6 million at December 31, 2021. The decrease resulted primarily from other comprehensive losses of $3.1 million due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio, which reflects recent increases in market interest rates and $372,000 in treasury stock repurchases primarily as part of the stock repurchase plan. Offsetting these decreases was net income of $2.2 million for the year ended December 31, 2022, share based compensation expense of $535,000, ESOP shares committed to be released of $46,000 and stock option exercises of $136,000. See Note 10 of the Notes to the Audited Consolidated Financial Statements.

Comparison of Statements of Income for the Year Ended December 31, 2022 and 2021

General

Net income decreased $1.9 million, or 46.3%, to $2.2 million for the year ended December 31, 2022 from $4.1 million for the year ended December 31, 2021.  The decrease in net income for the year ended December 31, 2022 was primarily due to a decrease of $5.5 million in in non-interest income, an increase of $982,000 in provision for loan losses and a $526,000 increase in non-interest expense partially offset by an increase of $4.3 million in net interest income and a decrease of $889,000 in income tax expense as compared to the year ended December 31, 2021.

Interest Income

Total interest income increased $6.2 million, or 37.1%, to $22.9 million for the year ended December 31, 2022 from $16.7 million for the year ended December 31, 2021. The increase was primarily the result of a $4.6 million increase in interest and fees on loans, $1.1 million increase in interest on investment securities and a $440,000 increase in interest-earning deposits with banks.  The average yield on our interest-earning assets increased 118 basis points to 4.15% for the year ended December 31, 2022 as compared to 2.97% for the year ended December 31, 2021 due to the rising interest rate environment. The average balance of our interest-earning assets decreased by $12.1 million to $550.8 million for the year ended December 31, 2022 as compared to $562.9 million for the year ended December 31,

2021. The decrease was primarily a result of a decrease in the average balance of interest-earning deposits of $68.1 million offset by a $42.5 million increase in the average balance of investment securities and a $13.3 million increase in the average balance of loans.

Interest and fees on loans increased $4.6 million, or 29.3%, to $20.3 million for the year ended December 31, 2022 from $15.7 million for the year ended December 31, 2021. This increase resulted from a $13.3 million increase in the average balance of loans to $402.1 million for the year ended December 31, 2022 from $388.8 million for the year ended December 31, 2021, primarily as a result of increases in commercial real estate and other commercial business and construction loans offset by a decrease in the average balance in PPP loans and loans held for sale. The average yield on loans increased 101 basis points to 5.06% for the year ended December 31, 2022 from 4.05% for the year ended December 31, 2021.

Interest and dividends on investments, mortgage-backed securities and collateralized mortgage obligations increased $1.1 million to $1.8 million for the year ended December 31, 2022 from $706,000 for the year ended December 31, 2021. Interest on investment securities increased as a result of $959,000 increases in interest income on U.S. Government Agency securities, corporate bonds and municipal securities to $1.5 million for 2022 from $572,000 for 2021 and a $128,000 increase in interest income on mortgage-backed securities and collateral mortgage obligation securities to $262,000 for the year ended December 31, 2022, from $134,000 for the year ended December 31, 2021.  The average yield on investment securities increased to 2.37% for the year ended December 31, 2022 from 2.12% for the year ended December 31, 2021. The average balance of investment securities increased by $42.5 million to $75.7 million for the year ended December 31, 2022, from $33.2 million for the year ended December 31, 2021.

Interest on interest-earning deposits increased $440,000 to $621,000 for the year ended December 31, 2022 from $181,000 for the year ended December 31, 2021 due to an increase of 74 basis points in the average yield on interest-earning deposits with banks to 0.87% for the year ended December 31, 2022, from 0.13% for the year ended December 31, 2021 as result of the increase in the Fed Funds rate during 2022. Offsetting this increase was a decrease in the average balance of interest-earning deposits of $68.1 million to $71.0 million for the year ended December 31, 2022, from $139.1 million for the year ended December 31, 2021.

Interest Expense

Total interest expense increased $1.8 million to $4.0 million for the year ended December 31, 2022 from $2.2 million for the year ended December 31, 2021 primarily due to a $1.6 million increase in interest on deposits, $183,000 increase in interest expense from subordinated debt and $86,000 increase in interest expense on advances from the Federal Home Loan Bank offset by a $71,000 decrease in interest expense on advances from the PPPLF.

Interest on deposits increased $1.6 million to $3.1 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021 as a result of an increase in the average cost of deposits of 41 basis points to 0.78% for the year ended December 31, 2022 from 0.37% for the year ended December 31, 2021. Offsetting this increase, was a decrease in the average interest-bearing deposits of $4.8 million from $401.3 million during the year ended December 31, 2021 to $396.5 million during the year ended December 31, 2022.  The average rate paid on money market deposits was 0.83% for the year ended December 31, 2022 compared to 0.57% for the year ended December 31, 2021 as a result of the rising interest rate environment. In addition, the average rate paid on demand deposits was 0.61% for the year ended December 31, 2022 compared to 0.18% for the year ended December 31, 2021 as a result of the rising interest rate environment. The decrease in the average balance of interest-bearing deposits was primarily the result of a decrease of $5.2 million in the average balance of our certificates of deposit offset by a $377,000 increase in the average balance of our core deposit accounts. The decrease in the average balance of our certificates of deposit of $5.2 million from $48.1 million for the year ended December 31, 2021, to $42.9 million for the year ended December 31, 2022, was primarily the result of a decrease of $14.1 million in the average balance in retail certificates of deposit offset by an increase of $8.9 million for the year ended December 31, 2022 in the average balance in certificates of deposit issued through brokers to $13.3 million for the year ended December 31, 2022 from $4.4  million for the year ended December 31, 2021. The average cost of certificates of deposit was 1.60% for the year ended December 31, 2022, as compared to 0.90% for the year ended December 31, 2021.

Interest on advances from the Federal Home Loan Bank increased $86,000 to $481,000 for the year ended December 31, 2022 from $395,000 for the year ended December 31, 2021 primarily as a result of an increase in the average balance of Federal Home Loan Bank advances.  The average balance of Federal Home Loan Bank advances increased by $2.6 million to $28.9 million during the year ended December 31, 2022 as compared to $26.3 million during the year ended December 31, 2021.  In addition, the average cost of Federal Home Loan Bank advances increased by 16 basis points to 1.66% for the year ended December 31, 2022 from 1.50% for the year ended December 31, 2021.

Interest expense on advances from the PPPLF decreased $71,000 to $1,000 for the year ended December 31, 2022 from $72,000 for the year ended December 31, 2021. The decrease was primarily the result of a $23.4 million decrease in the average balance in advances from the PPPLF to $495,000 for the year ended December 31, 2022 from $23.9 million for the year ended December 31, 2021, and a decrease in average cost of advances from the PPPLF to 20 basis points for the year ended December 31, 2022, from 30 basis points for the year ended December 31, 2021.

Interest expense on subordinated debt increased $183,000 to $451,000 for the year ended December 31, 2022 from $268,000 for the year ended December 31, 2021 as a result of an increase in the average balance of the subordinated debt. The average balance of the subordinated debt increased by $4.5 million to $10.0 million during the year ended December 31, 2022 as compared to $5.5 million during the year ended December 31, 2021. Offsetting this increase, was a decrease in the average cost of the subordinated debt to 4.51% for the year ended December 31, 2022 from 4.87% for the year ended December 31, 2021. On May 28, 2021, the Company sold and issued a $10.0 million in aggregate principal amount 4.50% fixed to floating rate subordinated note due 2031 (see footnote 9 subordinated debt in the consolidated financial statements for further discussion).

Net Interest Income

Net interest income increased $4.3 million, or 30.0%, to $18.8 million for the year ended December 31, 2022 from $14.5 million for the year ended December 31, 2021 as our net interest-earning assets increased by $9.0 million to $114.9 million for the year ended December 31, 2022 from $105.9 million for the year ended December 31, 2021. Our interest rate spread increased by 74 basis points to 3.22% for the year ended December 31, 2022 from 2.48% for the year ended December 31, 2021.  Our net interest margin increased by 85 basis points to 3.42% for the year ended December 31, 2022 from 2.57% for the year ended December 31, 2021.

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

	For the Year Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$402,064	$20,345	5.06%	$388,814	$15,734	4.05%
Cash and cash equivalents	71,030	621	0.87%	139,050	181	0.13%
Investment securities	75,676	1,793	2.37%	33,243	706	2.12%
Restricted investment in bank stock	1,984	112	5.65%	1,829	87	4.76%
Total interest-earning assets	550,754	22,871	4.15%	562,936	16,708	2.97%
Non-interest-earning assets	29,441			27,006
Total assets	$580,195			$589,942

Interest-bearing liabilities:
Demand deposits	$146,512	$890	0.61%	$178,279	$320	0.18%
Money market deposit accounts	111,772	930	0.83%	89,460	507	0.57%
Passbook and statement savings accounts	38,931	48	0.12%	34,003	48	0.14%
Checking accounts	56,367	546	0.97%	51,463	169	0.33%
Certificates of deposit	42,904	686	1.60%	48,129	434	0.90%
Total deposits	396,486	3,100	0.78%	401,334	1,478	0.37%
Federal Home Loan Bank advances	28,905	481	1.66%	26,338	395	1.50%
Federal Reserve PPPLF	495	1	0.20%	23,880	72	0.30%
Subordinated debt	9,997	451	4.51%	5,503	268	4.87%
Total interest-bearing liabilities	435,883	4,033	0.93%	457,055	2,213	0.48%
Non-interest-bearing liabilities:
Checking	91,705			80,312
Other	12,086			13,495
Total liabilities	539,674			550,862
Shareholders' Equity	40,521			39,080
Total liabilities and Shareholders' equity	$580,195			$589,942

Net interest income		$18,838			$14,495
Interest rate spread (2)			3.22%			2.48%
Net interest-earning assets (3)	$114,871			$105,881
Net interest margin (4)			3.42%			2.57%
Average interest-earning assets to average interest-bearing liabilities			126.35%			123.17%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For Year Ended December 31, 2022 vs 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$553	$4,058	$4,611
Cash and cash equivalents	(49)	489	440
Investment securities	996	91	1,087
Restricted investment in bank stock	8	17	25
Total interest-earning assets	1,508	4,655	6,163
Interest-bearing liabilities:
Demand deposits	(48)	618	570
Money market deposit accounts	146	277	423
Passbook and statement savings accounts	6	(6)	—
Checking accounts	17	360	377
Certificates of deposit	(43)	295	252
Total deposits	78	1,544	1,622
Federal Home Loan Bank advances	40	46	86
Federal Reserve PPPLF	119	(190)	(71)
Subordinated debt	268	(85)	183
Total interest-bearing liabilities	505	1,315	1,820
Change in net interest income	$1,003	$3,340	$4,343

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Provision for loan losses increased by $982,000 to $1.5 million for the year ended December 31, 2022 primarily as a result of increased originations in commercial real estate and other commercial business loans. During the year ended December 31, 2022, total charge-offs of $397,000 were recorded and $81,000 of recoveries were received. During the year ended December 31, 2021, total charge-offs of $210,000 were recorded and $8,000 of recoveries were received.

Non-Interest Income

Non-interest income decreased $5.5 million to $7.9 million for the year ended December 31, 2022, from $13.4 million for the year ended December 31, 2021. The decrease in non-interest income compared to 2021 was primarily due to decreases of $8.4 million in the gain on sale of loans offset by a $1.0 million gain on sale of mortgage servicing rights, net, a $730,000 increase in change in fair value of loans held-for-sale, a $426,000 decrease in loss from derivative instruments, an increase of $348,000 in other income and an increase of $338,000 in fees for customer services. The gain on sale of loans, net decreased $8.4 million to $6.5 million for the year ended December 31, 2022, from $14.9 million for the year ended December 31, 2021, primarily as a result of lower volume of loan sales, which decreased $365.0 million from $670.6 million for the year ended December 31, 2021, to $305.6 million for the year ended December 31, 2022. Offsetting this decrease, was a $1.0 million gain on sale of mortgage servicing rights, net resulting from the sale of approximately $3.2 million of the mortgage servicing rights during year ended December 31, 2022. In addition, there was a decrease of $730,000 in the change of fair value from ($1.4) million for the year ended December 31, 2021 to ($623,000) for the year ended December 31, 2022 and a $426,000 decrease in loss on derivative instruments from a loss on derivative instruments of $1.2 million for the year ended December 31, 2021 to a loss of $777,000 for the year end December 31, 2022.  Fees for customer services increased $338,000 to $833,000 for the year ended December 31, 2022, from $495,000 for the year ended December 31, 2021 primarily as a result of an increase in cash management fees and other commercial fees compared to the prior year. Finally, other income increased $352,000 to $729,000 for the year ended December 31, 2022 from $377,000 for the year ended December 31, 2021. Included in other income for the year ended December 31, 2022 was $354,000 in gain on settlement of bank-owned life insurance (“BOLI”).

Non-Interest Expense

Non-interest expense increased $526,000 or 2.4%, to $22.4 million for the year ended December 31, 2022, from $21.9 million for the year ended December 31, 2021. The increase for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflected increases of $495,000 in merger expenses, $336,000 in other expenses and $191,000 in professional fees offset by decreases of $165,000 in mortgage operation expenses, $163,000 in data processing related operations and $148,000 in salaries and employee benefits.

Included in non-interest expense for the year ended December 31, 2022 was $495,000 of expenses associated with the Merger. In addition, other expenses increased $336,000 or 17.8%, to $2.2 million for the year ended December 31, 2022 from $1.9 million for the year ended December 31, 2021.  Professional fees increased $191,000, or 19.7% to $1.2 million for the year ended December 31, 2022 from $971,000 for the year ended December 31, 2021 primarily as a result of increases in expenses related to other consulting fees and accounting and auditing fees. Offsetting these increases was a decrease of $165,000 in mortgage operation expenses which decreased to $357,000 for the year ended December 31, 2022 from $522,000 for the year ended December 31, 2021. Data processing related operations costs decreased $163,000, or 11.1% to $1.3 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021 as a result of decreased loan originations. Finally, salaries and employee benefits expense decreased by $148,000 to $13.5 million for the year ended December 31, 2022, from $13.7 million for the year ended December 31, 2021.

Income Tax Expense

Income tax expense was $575,000 for the year ended December 31, 2022 compared to $1.5 million for the year ended December 31, 2021 as a result of the decrease in income before taxes. Federal income taxes included in total taxes for the years ended December 31, 2022 and 2021 were $568,000 and $1.1 million, respectively, with effective federal tax rates of 20.2% and 19.1%, respectively. The increase in the effective rate for 2022 compared to 2021 was a result of non-deductible merger expenses offset by a decrease in income before taxes and tax-exempt bank-owned life insurance death benefits.

Pennsylvania state tax was a benefit of ($130,000) for the year ended December 31, 2022 compared to expense of $308,000 with an effective rate of 5.6% for the year ended December 31, 2021. The decrease in the effective tax rate for the year ended December 31, 2022 compared to a year ago reflected a decrease in income before taxes. In addition, included in total taxes for the year ended December 31, 2022 and 2021, was $100,000 and

$103,000 of New Jersey state tax, respectively and $37,000 of Delaware state tax for the year ended December 31, 2022.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of December 31, 2022, the Company had brokered certificates of deposit of $40.9 million, or 6.6% of total asset with an average cost of 3.77%. As of December 31, 2021, there were no brokered certificates of deposit outstanding.

We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. Huntingdon Valley Bank had Federal Home Loan Bank of Pittsburgh advances of $27.0 million outstanding with unused borrowing capacity of $115.8 million as of December 31, 2022. Additionally, at December 31, 2022, we had the ability to borrow $6.0 million from the Atlantic Community Bankers Bank. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank for the year ended December 31, 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earnings deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $16.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.7 million at December 31, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $30.5 million and $42.9 million for the year ended December 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $193.0 million and $32.2 million for the year ended December 31, 2022 and 2021, respectively.  During the year ended December 31, 2022 and 2021, we sold $10.0 million and $5.5 million, respectively, in securities available-for-sale. Net cash provided by (used in) financing activities was $58.0 million and ($304.5) million for the year ended December 31, 2022 and 2021, respectively. Net cash used in financing activities for the year ended December 31, 2022 consisted primarily of an increase in deposits of $61.2 million offset by repayments of $3.1 million to the PPPLF. Net cash used in financing activities for the year ended December 31, 2021 consisted primarily of a decrease in deposits of $266.8 million, repayments of $45.6 million from the PPPLF offset by proceeds of $10.0 million from the issuance of subordinated debt.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2022, totaled $57.9 million, or 11.0%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  Huntingdon Valley Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning Statement of Financial Condition assets and off-balance sheet items to broad risk categories. At December 31, 2022, Huntingdon Valley Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2022, we had outstanding commitments to originate loans of $30.7 million and unused lines of credit totaling $94.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $57.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HV Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HV Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $472.5 million as of December 31, 2022, and the associated ALL was $3.6 million. As discussed in Notes 1 and 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, volume and severity of past-due loans, nonaccrual and adversely classified loans, nature and volume of portfolio, value of underlying collateral, lending policies and procedures, lending management experience, depth, and ability, quality of loan review system and board oversight, effect of concentrations in credit and changes in level of such concentrations, and external factors.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2018.

/s/ S.R. Snodgrass, P.C.

King of Prussia, Pennsylvania

March 30, 2023

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$4,348	$3,635
Non-interest-earning deposits with banks	1,050	2,858
Interest-earning deposits with banks	6,971	112,880
Federal funds sold	3,911	1,415
Cash and cash equivalents	16,280	120,788
Investment securities available-for-sale, at fair value	55,664	44,512
Investment securities held-to-maturity, at amortized cost	29,771	—
Equity securities	500	500
Loans held-for-sale, at fair value	15,239	40,480
Loans receivable, net of allowance for loan losses of $3,587 at December 31, 2022 and $2,368 at December 31, 2021	468,955	325,203
Bank-owned life insurance	10,263	6,557
Restricted investment in bank stock	2,052	2,008
Premises and equipment, net	2,602	3,160
Operating lease right-of-use asset	7,841	8,669
Accrued interest receivable	2,473	1,340
Mortgage banking derivatives	612	1,458
Mortgage servicing rights	202	3,382
Other real estate owned	59	—
Other assets	3,244	2,067
Total Assets	$615,757	$560,124

Liabilities and Shareholders' Equity

Liabilities
Deposits	$525,238	$463,989
Advances from the Federal Home Loan Bank	26,593	26,431
Advances from the Federal Reserve's Paycheck Protection Program liquidity facility ("PPPLF")	—	3,119
Subordinated debt	9,997	9,996
Operating lease liabilities	8,234	9,030
Advances from borrowers for taxes and insurance	503	439
Other liabilities	3,099	4,484
Total Liabilities	573,664	517,488

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,361,325 shares issued and 2,242,421 shares outstanding as of December 31, 2022; 2,272,625 shares issued and 2,170,397 shares outstanding as of December 31, 2021	23	23
Treasury Stock, at cost (118,904 shares at December 31, 2022 and 102,228 shares at December 31, 2021)	(1,855)	(1,483)
Additional paid in capital	22,011	21,324
Retained earnings	27,023	24,793
Accumulated other comprehensive loss	(3,266)	(148)
Unearned Employee Stock Option Plan	(1,843)	(1,873)
Total Shareholders' Equity	42,093	42,636
Total Liabilities and Shareholders' Equity	$615,757	$560,124
See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Interest Income
Interest and fees on loans	$20,345	$15,734
Interest and dividends on investments:
Taxable	1,533	579
Nontaxable	110	80
Interest on mortgage-backed securities and collateralized mortgage obligations	262	134
Interest on interest-earning deposits	621	181
Total Interest Income	22,871	16,708
Interest Expense
Interest on deposits	3,100	1,478
Interest on advances from the Federal Home Loan Bank	481	395
Interest on advances from the Federal Reserve PPPLF	1	72
Interest on subordinated debt	451	268
Total Interest Expense	4,033	2,213
Net Interest Income	18,838	14,495
Provision for Loan Losses	1,535	553
Net Interest Income After Provision for Loan Losses	17,303	13,942
Non-Interest Income
Fees for customer services	833	495
Increase in cash surrender value of bank-owned life insurance	236	149
Gain on sale of loans, net	6,492	14,853
Gain on sale of available-for-sale securities, net	16	106
Loss from derivative instruments	(777)	(1,203)
Change in fair value of loans held-for-sale	(623)	(1,353)
Gain on sale of mortgage servicing rights, net	972	—
Other	729	377
Total Non-Interest Income	7,878	13,424
Non-Interest Expense
Salaries and employee benefits	13,509	13,657
Occupancy	2,299	2,289
Federal deposit insurance premiums	496	490
Data processing related operations	1,303	1,466
Professional fees	1,162	971
Marketing	531	567
Merger expenses	495	—
Mortgage operations expenses	357	522
Other expenses	2,224	1,888
Total Non-Interest Expense	22,376	21,850
Income Before Income Taxes	2,805	5,516
Income Tax Expense	575	1,464
Net Income	$2,230	$4,052
Net Income per share:
Basic	$1.12	$2.04
Diluted	$1.06	$1.98

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Comprehensive (Loss) Income, Net of Taxes
Net Income	$2,230	$4,052
Other comprehensive loss, net of tax
Unrealized loss on investment securities available-for-sale securities (pre-tax ($4,407) and ($441) respectively)	(3,622)	(311)
Accretion of discount on securities transferred to held-to- maturity	515	—
Reclassification adjustment for gains included in income (pre-tax ($16) and ($106), respectively) (1)	(11)	(75)
Other comprehensive loss	(3,118)	(386)
Total Comprehensive (Loss) Income	$(888)	$3,666

(1)

Amounts are included in gain on sale of available-for-sale securities on the Consolidated Statements of Income as a separate element within non-interest income. Income tax expense is included in the Consolidated Statements of Income.

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common Stock Shares Amount		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, January 1, 2021	2,189,408	$23	$(1,092)	$21,011	$20,741	$238	$(1,994)	$38,927
ESOP shares committed to be released	—	—	—	45	—	—	121	166
Treasury stock purchased	(20,911)	—	(391)	—	—	—	—	(391)
Stock option exercise	1,900	—	—	28	—	—	—	28
Stock option expense	—	—	—	58	—	—	—	58
Restricted stock expense	—	—	—	182	—	—	—	182
Net income	—	—	—	—	4,052	—	—	4,052
Other comprehensive income	—	—	—	—	—	(386)	—	(386)
Balance, December 31, 2021	2,170,397	$23	$(1,483)	$21,324	$24,793	$(148)	$(1,873)	$42,636
ESOP shares committed to be released	—	—	—	16	—	—	30	46
Treasury stock purchased	(16,676)	—	(372)	—	—	—	—	(372)
Restricted stock awards granted	80,000	—	—	—	—	—	—	—
Stock option exercise	8,700	—	—	136	—	—	—	136
Stock option expense	—	—	—	102	—	—	—	102
Restricted stock expense	—	—	—	433	—	—	—	433
Net income	—	—	—	—	2,230	—	—	2,230
Other comprehensive loss	—	—	—	—	—	(3,118)	—	(3,118)
Balance, December 31, 2022	2,242,421	$23	$(1,855)	$22,011	$27,023	$(3,266)	$(1,843)	$42,093

See the accompanying notes to the consolidated financial statements.

HV Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash Flows from Operating Activities
Net income	$2,230	$4,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	674	706
Accretion of deferred loan fees	(1,228)	(2,569)
Amortization of right-of-use assets	828	859
Amortization of net securities premiums	232	106
Amortization of Federal Home Loan Bank premium	162	162
Gain on sale of available-for-sale securities, net	(16)	(106)
Gain on settlement of bank-owned life insurance	(354)	—
Gain on sale of mortgage servicing rights, net	(972)	—
Loss from derivative instruments	777	1,203
Provision for loan losses	1,535	553
Deferred income taxes	(370)	(642)
Earnings on bank-owned life insurance	(236)	(149)
Stock based compensation expense	535	240
ESOP compensation expense	46	166
Loans held for sale:
Originations, net of prepayments	(274,467)	(614,079)
Proceeds from sales	305,577	670,648
Gain on sales	(6,492)	(14,853)
Change in fair value of loans held for sale	623	1,353
Decrease (increase) in:
Accrued interest receivable	(1,133)	149
Prepaid and other assets	3,679	(2,650)
Decrease in other liabilities	(1,140)	(2,255)
Net cash provided by operating activities	30,490	42,894
Cash Flows from Investing Activities
Net increase in loans receivable	(144,118)	(9,376)
Activity in available-for-sale securities:
Proceeds from sales	9,982	5,537
Maturities and repayments	5,892	6,222
Purchases	(61,885)	(33,301)
Activity in held-for-sale securities:
Maturities and repayments	449	—
Purchase of bank-owned life insurance	(4,500)	—
Proceeds from settlement of bank-owned life insurance	1,384	—
Purchase of restricted investment in bank stock	(2,351)	(1,309)
Redemption of restricted investment in bank stock	2,307	1,022
Purchases of premises and equipment	(116)	(1,032)
Net cash used in investing activities	(192,956)	(32,237)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	61,249	(266,837)
Net increase (decrease) in advances from borrowers for taxes and insurance	64	(1,692)
Repayment of long-term borrowings from FRB PPPLF	(3,119)	(45,563)
Net proceeds from issuance of subordinated debt	—	9,996
Proceeds from exercise of stock option	136	28
Purchase of treasury stock	(372)	(391)
Net cash provided by (used in) financing activities	57,958	(304,459)
Decrease in Cash and Cash Equivalents	(104,508)	(293,802)
Cash and Cash Equivalents, beginning of year	120,788	414,590
Cash and Cash Equivalents, end of year	$16,280	$120,788
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$3,821	$2,307
Cash paid during the year for income taxes	$1,661	$3,053
Supplementary Schedule of Noncash Investing Activities
Transfer from loans to real estate owned	$59	$—
Recognition of operating lease right-of-use assets	$—	$1,864
Recognition of operating lease obligations	$—	$1,864
Transfer of securities from available-for-sale to held-to-maturity	$30,220	$—
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

Proposed Merger with Citizens Financial Services, Inc.

As previously announced, on October 18, 2022, the Company, the Bank, Citizens Financial Services, Inc. (“Citizens Financial”), First Citizens Community Bank (“FCCB”) and CZFS Acquisition Company, LLC entered into a merger agreement that provides that the Company will merge with and into Citizens Financial, with Citizens Financial remaining as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into FCCB, with FCCB remaining as the surviving bank.

The Company’s shareholders approved the Merger on February 15, 2023. On March 24, 2023,  the Pennsylvania Department of Banking and Securities approved the Merger and the Bank Merger. On March 30, 2023, the Board of Governors of the Federal Reserve System approved the Bank Merger and waived the application for the Merger. The completion of the Merger and the Bank Merger remain subject to customary closing conditions. The Merger is expected to close in the first half of 2023.

At the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive, at the election of such holder, either (i) 0.4000 shares of Citizens Financial common stock, or (ii) $30.50 in cash, together with cash in lieu of fractional shares, if any. All such elections are subject to adjustment on a pro rata basis, so that 80% of the aggregate merger consideration paid to the Company shareholders will be the stock consideration and the remaining 20% will be the cash consideration.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost, and consists of common stock of the Atlantic Community Bancshares, Inc. (“ACBI”) and Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $2,052,000 and $2,008,000 at December 31, 2022 and 2021, respectively.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Real Estate Owned

Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Real estate secured by residential one- to four- family properties in the process of foreclosure totaled $76,000 and $89,000 as of December 31, 2022 and 2021, respectively. There was $59,000 in real estate secured by residential one- to four- family properties held in Other Real Estate Owned at December 31, 2022. At December 31, 2021, there was no real estate secured by residential one- to four- family properties held in Other Real Estate Owned. There was no real estate secured by commercial properties held in Other Real Estate Owned at December 31, 2022 and 2021, respectively. Revenues and expenses from operations and changes in the valuation allowance are included in real estate owned expenses, as part of non-interest expenses. In addition, any gain or loss realized upon disposal is included in gain or loss on sale of other real estate owned, as part of non-interest expense.

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

As of December 31, 2022 and 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2020 through 2022 were open for examination as of December 31, 2022.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third-party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts and reversion

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

techniques. Parallel runs were processed during 2022 and the results were consistent with management's expectations. The implementation plan is currently going through the Company's control structure and internal control testing is being performed.

As a result of adopting this standard, the Company expects a decrease in its allowance effective January 1, 2023, to be in approximately $301,000. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date.  The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

At adoption, the Company expects an allowance for credit losses to be $46,000 for securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2023.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The amendments will be applied prospectively, with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

2. Investment Securities

Investment securities available-for-sale at December 31, 2022 were comprised of the following:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,010	$—	$(123)	$2,887
U.S. Treasury securities	39,843	—	(1,287)	38,556
Corporate notes	12,535	—	(753)	11,782
Collateralized mortgage obligations - agency residential	1,754	—	(73)	1,681
Mortgage-backed securities - agency residential	553	—	(42)	511
Bank CDs	249	—	(2)	247
	$57,944	$—	$(2,280)	$55,664

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Investment securities held-to-maturity at December 31, 2022 were comprised of the following:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,218	$—	$(124)	$2,094
Corporate notes	7,857	—	(641)	7,216
Collateralized mortgage obligations - agency residential	7,236	—	(445)	6,791
Mortgage-backed securities - agency residential	6,708	—	(484)	6,224
Municipal securities	5,752	2	(416)	5,338
	$29,771	$2	$(2,110)	$27,663

In June 2022, the Company transferred approximately $30.2 million at amortized cost of available-for-sale securities to the held-to maturity category with $3.1 million in gross unrealized losses associated with those securities that were transferred from available-for-sale to held-to-maturity.

Investment securities available-for-sale at December 31, 2021 were comprised of the following:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,596	$—	$(84)	$3,512
Corporate notes	18,805	174	(112)	18,867
Collateralized mortgage obligations - agency residential	7,754	6	(96)	7,664
Mortgage-backed securities - agency residential	7,656	2	(115)	7,543
Municipal securities	6,412	62	(55)	6,419
Bank CDs	499	8	—	507
	$44,722	$252	$(462)	$44,512

The scheduled maturities of investment securities at December 31, 2022 were as follows:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,249	$2,227	$—	$—
Due from more than one to five years	46,398	44,785	5,353	4,882
Due from more than five to ten years	8,047	7,465	8,849	8,278
Due after ten years	1,250	1,187	15,569	14,503
	$57,944	$55,664	$29,771	$27,663

Securities with a fair value of $43.0 million and $5.6 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from the sale of available-for-sale securities for the year ended December 31, 2022 were $10.0 million. Gross realized gains on such sales were approximately $16,000 and there were no gross realized losses on such sales.

Proceeds from the sale of available-for-sale securities for the year ended December 31, 2021 were $5.5 million. Gross realized gains on such sales were approximately $123,000 and there were $17,000 gross realized losses on such sales.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the unrealized loss positions of securities at December 31, 2022 and 2021:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,953	$(57)	$934	$(66)	$2,887	$(123)
U.S. Treasury securities	38,556	(1,287)	—	—	38,556	(1,287)
Corporate notes	7,989	(394)	3,793	(359)	11,782	(753)
Collateralized mortgage obligations - agency residential	1,384	(63)	297	(10)	1,681	(73)
Mortgage-backed securities - agency residential	511	(42)	—	—	511	(42)
Bank CDs	247	(2)	—	—	247	(2)
	$50,640	$(1,845)	$5,024	$(435)	$55,664	$(2,280)
Held-to-Maturity:
U.S. Governmental securities	$—	$—	$2,094	$(124)	$2,094	$(124)
Corporate notes	2,075	(136)	5,141	(505)	7,216	(641)
Collateralized mortgage obligations - agency residential	2,866	(134)	3,925	(311)	6,791	(445)
Mortgage-backed securities - agency residential	787	(56)	5,437	(428)	6,224	(484)
Municipal securities	1,795	(170)	3,022	(246)	4,817	(416)
	$7,523	$(496)	$19,619	$(1,614)	$27,142	$(2,110)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$3,512	$(84)	$—	$—	$3,512	$(84)
Corporate notes	8,457	(102)	1,507	(10)	9,964	(112)
Collateralized mortgage obligations - agency residential	5,698	(96)	—	—	5,698	(96)
Mortgage-backed securities - agency residential	7,254	(115)	—	—	7,254	(115)
Municipal securities	3,649	(55)	—	—	3,649	(55)
Bank CDs	—	—	—	—	—	—

	$28,570	$(452)	$1,507	$(10)	$30,077	$(462)

At December 31, 2022 and 2021, the investment portfolio included eight and four U.S. Governmental securities, with total fair values of $5.0 million and $3.5 million at December 31, 2022 and 2021, respectively.  Of these securities, eight and four securities were in an unrealized loss position as of December 31, 2022 and 2021, respectively. The U.S Government securities are zero risk weighted for capital purposes and are guaranteed for repayment of principal and interest. As of December 31, 2022 and 2021, management found no evidence of OTTI on any of the U.S. Governmental securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2022, the investment portfolio included eight U.S. Treasury securities with total fair values of $38.6 million. As of December 31, 2022, eight securities were in an unrealized loss position. The U.S Treasury securities are zero risk weighted for capital purposes. As of December 31, 2022, management found no evidence of OTTI on any of the U.S. Treasury securities in an unrealized loss position held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

At December 31, 2022 and 2021, the investment portfolio included thirty and twenty-six corporate notes with total fair values of $19.0 million and $18.9 million, respectively. Of these securities, thirty and fifteen were in an unrealized loss position as of December 31, 2022 and 2021, respectively. As of December 31, 2022, twenty-six of the thirty corporate notes in an unrealized loss position continue to maintain investment grade ratings. As of December 31, 2022 and 2021, management found no evidence of OTTI on any of the corporate notes held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2022 and 2021, the investment portfolio included eighteen and twelve collateralized mortgage obligations (CMOs) with total fair values of $8.5 million and $7.7 million at December 31, 2022 and 2021, respectively. Of these securities, eighteen and nine were in an unrealized loss position as of December 31, 2022 and 2021, respectively. The CMO portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2022 and 2021, management found no evidence of OTTI on any of the CMOs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2022 and 2021, the investment portfolio included fourteen and eleven mortgage backed securities (MBS) with a total fair value of $6.7 million and $7.5 million at the end of each period, respectively. There were fourteen and ten securities in an unrealized loss position as of December 31, 2022 and 2021. The MBS portfolio is comprised of 100% agency (FHLMC, FNMA and GNMA) investment grade bonds. As of December 31, 2022 and 2021, management found no evidence of OTTI on any of the MBS held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2022 and 2021, the investment portfolio included twelve and eleven municipal securities with a total fair value of $5.3 million and $6.4 million, respectively. As of December 31, 2022 and 2021, there were eleven and six securities in in an unrealized loss position. As of December 31, 2022 and 2021, the Company’s municipal portfolio were purchased from issuers that were located in Pennsylvania and continued to maintain investment grade ratings. Each of the municipal securities is reviewed quarterly for impairment. This includes research on each issuer to ensure the financial stability of the municipal entity. As of December 31, 2022 and 2021, management found no evidence of OTTI on any of the Municipal securities held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

At December 31, 2022 and 2021, the investment portfolio included one and two Bank CDs with a total fair value of $247,000 and $507,000 at the end of each period, respectively. As of December 31, 2022, the one security was in an unrealized loss position. There were no securities in an unrealized loss position as of December 31, 2021. The Bank CDs are fully insured by the FDIC. As of December 31, 2022 and 2021, management found no evidence of OTTI on any of the Bank CDs held in the investment securities portfolio. The Company has the ability to hold to maturity and more likely than not, will not be required to sell the securities before a recovery of the cost has occurred.

3. Equity Securities

The Company maintains an equity security portfolio that consists of $500,000 at December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table presents the carrying amount of the Company’s equity investment at December 31, 2022 and 2021:

	December 31, 2022
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2021
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

4. Loans Receivable

Loans receivable at December 31, 2022 and 2021, were comprised of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Residential:
One-to four-family	$154,953	$106,335
Home equity and HELOCs	2,293	3,172
Commercial:
Commercial real estate	185,811	116,882
Commercial business	54,464	30,164
SBA PPP loans	472	22,912
Main Street Lending Program	1,564	1,605
Construction	69,195	42,866
Consumer:
Medical education	3,695	4,409
Other	376	17
	472,823	328,362

Unearned discounts, origination and commitment fees and costs	(281)	(791)
Allowance for loan losses	(3,587)	(2,368)

	$468,955	$325,203

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At December 31, 2022, the balance of the private education loans was $3.7 million. The private student loans are made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At December 31, 2022, there were seven loans with a balance of approximately $514,000 that were past due 90 days or more. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended December 31, 2022 primarily as a result of charge-offs totaling $314,000.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition. Overdrafts were $67,000 and $17,000 at December 31, 2022 and 2021, respectively. Included in the other consumer at December 31, 2022, was $309,000 related to other consumer loans offered to customers to assist with funeral expenses.

The following tables summarize the activity in the allowance for loan losses by loan class for the year ended December 31, 2022 and 2021:

Allowance for Loan Losses	December 31, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to four-family	$322	$—	$—	$146	$468	$—	$468
Home equity and HELOCs	8	—	—	(2)	6	—	6
Commercial:
Commercial real estate	819	—	—	464	1,283	—	1,283
Commercial business	341	(75)	—	437	703	—	703
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	460	—	—	294	754	—	754
Consumer:
Medical Education	391	(314)	81	167	325	—	325
Other	—	(8)	—	29	21	—	21
Unallocated	—	—	—	—	—	—	—

	$2,368	$(397)	$81	$1,535	$3,587	$—	$3,587

Allowance for Loan Losses	December 31, 2021
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairments
Residential:
One-to four-family	$637	$—	$—	$(315)	$322	$—	$322
Home equity and HELOCs	15	—	—	(7)	8	—	8
Commercial:
Commercial real estate	519	—	—	300	819	—	819
Commercial business	280	—	—	61	341	—	341
SBA PPP loans	—	—	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	74	—	—	386	460	—	460
Consumer:
Medical Education	368	(210)	8	225	391	—	391
Other	—	—	—	—	—	—	—
Unallocated	97	—	—	(97)	—	—	—

	$2,017	$(210)	$8	$553	$2,368	$—	$2,368

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared. Since the SBA fully guarantees the principle and interest of the PPP loans, unless the lender violated an obligation under the agreement, there is no allowance for loan loss calculation for the PPP loans as the loan losses, if any, are anticipated to be immaterial. The Company allocated increased allowance for loan loss provisions to the medical education loans for the year ended December 31, 2022 and 2021 as a result of charge-offs totaling $314,000, and $210,000, respectively. The Company allocated increased allowance for loan loss provisions to commercial business loans and other consumer loans for the year ended December 31, 2022 as a result of charge-offs totaling $75,000 and $8,000, respectively.

The following tables summarize information to the related to the recorded investment in loans receivable by loan class as of December 31, 2022 and 2021:

December 31, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to four-family	$154,953	$1,885	$153,068
Home equity and HELOCs	2,293	62	2,231
Commercial:
Commercial real estate	185,811	113	185,698
Commercial business	54,464	38	54,426
SBA PPP loans	472	—	472
Main Street Lending Program	1,564	—	1,564
Construction	69,195	—	69,195
Consumer:
Medical education	3,695	—	3,695
Other	376	—	376
	$472,823	$2,098	$470,725

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to four-family	$106,335	$1,064	$105,271
Home equity and HELOCs	3,172	—	3,172
Commercial:
Commercial real estate	116,882	181	116,701
Commercial business	30,164	71	30,093
SBA PPP loans	22,912	—	22,912
Main Street Lending Program	1,605	—	1,605
Construction	42,866	1,168	41,698
Consumer:
Medical education	4,409	—	4,409
Other	17	—	17
	$328,362	$2,484	$325,878

The following tables summarize information related to impaired loans by loan portfolio class as of and for the year ended December 31, 2022 and 2021:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to four-family	$1,885	$2,075	$—	$1,463	$—
Home equity and HELOCs	62	62	—	12	—
Commercial:
Commercial real estate	113	113	—	141	8
Commercial business	38	38	—	56	3
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—
Construction	—	—	—	349	—
	2,098	2,288	—	2,021	11
With an allowance recorded
Residential:
One-to four-family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	—	—	—	—	—
	$2,098	$2,288	$—	$2,021	$11

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential:
One-to four-family	$1,064	$1,223	$—	$990	$—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	181	181	—	504	36
Commercial business	71	71	—	83	5
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	—	—	—	—	—
Construction	1,168	1,168	—	618	—
	2,484	2,643	—	2,195	41
With an allowance recorded
Residential:
One-to-four family	—	—	—	—	—
Home equity and HELOCs	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction	—	—	—	—	—
	—	—	—	—	—
	$2,484	$2,643	$—	$2,195	$41

If these loans were performing under the original contractual rate, interest income on such loans would have increased approximately $73,000 and $102,000 for the year ended December 31, 2022 and 2021, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2022 and 2021:

(Dollars in thousands)	December 31, 2022	December 31, 2021

Residential:
One-to four-family	$1,885	$1,064
Home equity and HELOCs	62	68
Commercial:
Commercial real estate	—	—
Commercial business	—	95
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	1,168
Consumer:
Medical education	1,079	1,358
Other	—	—
	$3,026	$3,753

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of December 31, 2022 and 2021:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to four-family	$153,068	$—	$1,885	$—	$154,953
Home equity and HELOCs	2,231	—	62	—	2,293
Commercial:
Commercial real estate	184,214	1,484	113	—	185,811
Commercial business	54,426	—	38	—	54,464
SBA PPP loans	472	—	—	—	472
Main Street Lending Program	1,564	—	—	—	1,564
Construction	69,195	—	—	—	69,195
Consumer:
Medical education	2,616	—	1,079	—	3,695
Other	376	—	—	—	376
	$468,162	$1,484	$3,177	$—	$472,823

	December 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to four-family	$105,270	$—	$1,064	$—	$106,335
Home equity and HELOCs	3,104	—	68	—	3,172
Commercial:
Commercial real estate	115,164	1,537	181	—	116,882
Commercial business	29,999	—	166	—	30,164
SBA PPP loans	22,912	—	—	—	22,912
Main Street Lending Program	1,605	—	—	—	1,605
Construction	41,698	—	1,168	—	42,866
Consumer:
Medical education	3,051	—	1,358	—	4,409
Other	17	—	—	—	17
	$322,820	$1,537	$4,005	$—	$328,362

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2022 and 2021:

	December 31, 2022
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to four- family	$760	$166	$1,262	$2,188	$152,765	$154,953	$—
Home equity and HELOCs	22	—	—	22	2,271	2,293	—
Commercial:
Commercial real estate	—	—	—	—	185,811	185,811	—
Commercial business	—	—	—	—	54,464	54,464	—
SBA PPP loans	18	—	—	18	454	472	—
Main Street Lending Program	—	—	—	—	1,564	1,564	—
Construction	—	—	—	—	69,195	69,195	—
Consumer:
Medical education	381	149	514	1,044	2,651	3,695	—
Other	—	—	—	—	376	376	—
	$1,181	$315	$1,776	$3,272	$469,551	$472,823	$—

	December 31, 2021
							Loans
							Receivable
	30-59	60-89	Greater				>90 Days
	Days	Days	than 90	Total		Total Loans	and
(Dollars in thousands)	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Residential:
One-to four- family	$1,292	$137	$680	$2,109	$104,226	$106,335	$—
Home equity and HELOCs	—	—	68	68	3,104	3,172	—
Commercial:
Commercial real estate	—	—	—	—	116,882	116,882	—
Commercial business	95	—	—	95	30,069	30,164	—
SBA PPP loans	—	—	—	—	22,912	22,912	—
Main Street Lending Program	—	—	—	—	1,605	1,605	—
Construction	—	—	1,168	1,168	41,698	42,866	—
Consumer:
Medical education	452	605	39	1,096	3,313	4,409	—
Other	—	—	—	—	17	17	—
	$1,839	$742	$1,955	$4,536	$323,826	$328,362	$—

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

At December 31, 2022 and 2021, the Bank had two loans identified as TDRs totaling $151,000 and $193,000, respectively.  At December 31, 2022 and 2021, all of the TDRs were performing in compliance with their restructured terms and on an accrual status. There were no modifications to loans classified as TDRs in 2022 and 2021. No additional loan commitments were outstanding to these borrowers at December 31, 2022 and 2021. At December 31, 2022 and 2021, there were no specific reserves related to the TDRs.

The following table details the Bank’s TDRs at December 31, 2022:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$113	$—	$113
Commercial business	1	38	—	38

Total	2	$151	$—	$151

The following table details the Bank’s TDRs at December 31, 2021:

	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$122	$—	$122
Commercial business	1	71	—	71

Total	2	$193	$—	$193

5. Mortgage Servicing Rights

During 2020, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. As of December 31, 2022 and 2021, the value of the mortgage servicing rights associated with the loan sales totaled $202,000 and $3.4 million. During the year ended December 31, 2022, the Company had a bulk sale of MSRs with an underlying unpaid principal balance of $350 million in loans to an unrelated party for a gain of $972,000. These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income on loans in the Company’s Consolidated Statements of Income. Servicing income, which includes late and ancillary fees, was $272,000 and $858,000 for the year ended December 31, 2022 and 2021.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following is a summary of the changes in the carrying value of the Company’s mortgage servicing rights, accounted for under the amortization method for the year ended December 31, 2022 and 2021:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of period	$3,382	$2,041
Servicing rights retained from loans sold	216	2,137
Amortization and other	(206)	(796)
Mortgage servicing rights sold	(3,190)	—
Valuation allowance provision	—	—
Balance at end of period	$202	$3,382
Fair value, end of year	$241	$4,249

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Long run Constant Prepayment Rate	4.99%	7.67%
Weighted-Average Life (in years)	28.1	27.4
Weighted-Average Note Rate	4.259%	2.924%
Weighted-Average Discount Rate	9.50%	9.00%

6. Premises and Equipment

Premises and equipment are summarized by major classification at December 31, 2022 and 2021, as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Automobile	$119	$119
Land	334	334
Land improvements	477	477
Office buildings and improvements	722	722
Leasehold improvements	1,563	1,557
Furniture and equipment	5,430	5,320
Total Cost	8,645	8,529
Accumulated depreciation	(6,043)	(5,369)
	$2,602	$3,160

Depreciation expense for the year ended December 31, 2022 and 2021, was $674,000 and $706,000, respectively.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

7. Deposits

Deposits at December 31, 2022 and 2021 consisted of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Demand accounts-interest bearing	$86,668	$76,474
Demand accounts-non-interest bearing	202	174
Money market deposit accounts	111,707	101,309
Passbook and statement accounts	38,259	37,359
Checking accounts	221,385	216,499
Subtotal - core deposits	458,221	431,815
Certificates of deposit	67,017	32,174
Total deposits	$525,238	$463,989

At December 31, 2022, scheduled maturities of certificates of deposit for the periods are as follows:

(Dollars in thousands)
December 31, 2023	$57,878
December 31, 2024	5,559
December 31, 2025	2,544
December 31, 2026	669
December 31, 2027	325
December 31 2028 and thereafter	42
$67,017

At December 31, 2022 and 2021, brokered deposits totaled $40.9 million and $10.0 million, respectively. In addition, the Company has certificates of deposit in denominations of $250,000 or more of $4.7 million and $7.1 million at December 31, 2022 and 2021.

8. Borrowings

The following table details the Company’s fixed rate advances from the Federal Reserve PPPLF as of December 31, 2021:

Federal Reserve PPPLF long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2021
05/19/20	04/14/22	Fixed Rate	0.350%	$10
05/21/20	04/15/22	Fixed Rate	0.350%	2,785
05/21/20	04/19/22	Fixed Rate	0.350%	70
05/29/20	04/21/22	Fixed Rate	0.350%	249
07/27/20	05/04/22	Fixed Rate	0.350%	5
				$3,119

The borrowings were fully collateralized by the PPP loans originated by the Bank. There were no outstanding advances from the PPPLF as of December 31, 2022.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table details the Company’s fixed rate advances from the FHLB as of December 31, 2022 and 2021:

FHLB long-term borrowings:

				(Dollars in thousands)
Issue Date	Maturity	Advance Type	Interest Rate	December 31, 2022	December 31, 2021
07/07/20	07/07/25	Fixed Rate	0.851%	$26,593	$26,431
				$26,593	$26,431

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying one- to four- family residential mortgage loans and U.S. government agency and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

The Company has borrowing facilities with the FHLB, including access to an “Open Repo Plus” line with a maturity up to three months as well as access to advances with maturities up to 30 years. The combined available total of the facilities or maximum borrowing capacity (“MBC”) is approximately $204.0 million as of December 31, 2022. The Open Repo Plus line has a maximum limit of up to one half of the MBC. The MBC changes as a function of the Company's qualifying collateral assets, and the amount of funds received may be reduced by additional required purchases of FHLB stock. As of December 31, 2022 and 2021, the Company had no borrowings outstanding under the Open Repo Plus line. The Company had outstanding FHLB advances totaling $26.6 million and $26.4 million as of December 31, 2022 and 2021, respectively. The Company had $61.5 million outstanding in letters of credit to secure deposits, which reduced the maximum borrowing capacity at December 31, 2022.

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

The Company also has available lines of credit totaling $6.0 million with ACBI which the Company had not borrowed against for the year ended December 31, 2022. The Company has an available line of credit of $3.0 million with ACBI which the Company had not borrowed against for the year ended December 31, 2021.

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

The balance and unamortized issuance costs of subordinated debt at December 31, 2022 are as follows (in thousands):

(Dollars in thousands)	Principle	Unamortized Debt Issuance Costs	Net Balance
4.5% subordinated notes, due May 28, 2031	$10,000	$(3)	$9,997

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

10. Regulatory Capital

Information presented for December 31, 2022 and 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2022, the Bank met all the capital adequacy requirements to which they were subject. In February 2022, the Company infused $5.0 million to the Bank as Tier 1 capital. At December 31, 2022, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total  risk-based  capital  ratios  of  at  least  5.0%,  6.5%,  8.0%  and  10.0%,  respectively. Management believes that no conditions or events have occurred since December 31, 2022 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support the Bank’s further growth and to maintain its “well capitalized” status.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total risk-based capital (to risk-weighted assets)	$57,321	11.4%	$40,282	> 8.0%	$50,353	> 10.0%
Tier 1 capital (to risk-weighted assets)	53,734	10.7	>30,212	>6.0	>40,282	>8.0
Tier 1 capital (to average assets)	53,734	8.7	>24,754	>4.0	>30,942	>5.0
Tier 1 common equity (to risk-weighted assets)	53,734	10.7	>22,659	>4.5	>32,729	>6.5

As of December 31, 2021
Total risk-based capital (to risk-weighted assets)	$47,797	13.1%	$29,168	> 8.0%	$36,460	> 10.0%
Tier 1 capital (to risk-weighted assets)	45,429	12.5	>21,876	>6.0	>29,168	>8.0
Tier 1 capital (to average assets)	45,429	8.2	>22,045	>4.0	>27,557	>5.0
Tier 1 common equity (to risk-weighted assets)	45,429	12.5	>16,407	>4.5	>23,699	>6.5

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability to originate loans and access secondary markets. As of December 31, 2022 and 2021, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer.  As of December 31, 2022, the Bank is required to maintain a capital conservation buffer of 2.50%.  At December 31, 2022, the Bank met the regulatory minimum capital requirements. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

11. Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements as of and for the year ended December 31, 2022 and 2021. The following tables summarize the amounts recorded in the Company’s Consolidated Statement of Financial Condition for derivatives not designated as hedging instruments as of December 31, 2022 and 2021, (dollars in thousands):

December 31, 2022
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$612	$38,675
Forward loan sales commitments	Mortgage banking derivatives	—	—
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$—	$—
Forward loan sales commitments	Other liabilities	2	1,130
TBA securities	Other liabilities	—	—

December 31, 2021
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Mortgage banking derivatives	$1,382	$70,259
Forward loan sales commitments	Mortgage banking derivatives	75	2,543
TBA securities	Mortgage banking derivatives	1	4,000

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
IRLCs	Other liabilities	$36	$2,327
Forward loan sales commitments	Other liabilities	35	2,995
TBA securities	Other liabilities	—	250

The following table summarizes the amounts recorded in the Company’s Consolidated Statements of Income for derivative instruments not designated as hedging instruments for the year ended December 31, 2022 and 2021 (dollars in thousands):

	Consolidated Statements of Income	Gain/(Loss)
	Presentation	For the year ended December 31, 2022	For the year ended December 31, 2021
IRLCs	Loss from derivative instruments	$(734)	$(1,195)
Forward loan sales commitments	Loss from derivative instruments	(42)	(85)
TBA securities	(Loss) gain from derivative instruments	(1)	77
	Total loss from derivative instruments	$(777)	$(1,203)

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

12. Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2022, there were 237,300 stock options outstanding of which 109,340 of the stock options were vested and exercisable at December 31, 2022. At December 31, 2022, there were 167,000 restricted stock shares outstanding of which 53,400 restricted stock shares were vested and exercisable at December 31, 2022. For the year ended December 31, 2022, 35,000 stock options outstanding and 2,800 restricted stock shares outstanding were not included in the computation of diluted net income per share as their effect was anti-dilutive. At December 31, 2021, there were 211,000 stock options outstanding of which 88,220 of the stock options were vested and exercisable at December 31, 2021. At December 31, 2021, there 87,000 restricted stock shares outstanding of which 36,320 restricted stock shares were vested and exercisable at December 31, 2021. The 211,000 stock options outstanding and 50,680 restricted stock shares outstanding were included in the computation of diluted net income per share for the year ended December 31, 2021 as their effect was not anti-dilutive.

The calculation of EPS for the year ended December 31, 2022 and 2021, is as follows (dollars in thousands, except per share data):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net income (basic and diluted)	$2,230	$4,052

Weighted average number of shares issued	2,317,906	2,272,167
Less weighted average number of treasury shares	(111,085)	(96,032)
Less weighted average number of unearned ESOP shares awards	(128,936)	(134,935)
Less weighted average number of unvested restricted stock awards	(82,140)	(56,770)
Basic weighted average shares outstanding	1,995,745	1,984,430
Add dilutive effect of stock options	57,144	46,693
Add dilutive effect of restricted stock awards	56,844	13,954
Diluted weighted average shares outstanding	2,109,733	2,045,077

Net income per share
Basic	$1.12	$2.04
Diluted	$1.06	$1.98

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

During the year ended June 30, 2017, the ESOP purchased 8% of the total shares issued which equated to 174,570 shares of the Company’s common stock in the open market ranging from $12.50 per share to $14.21 per share for a weighted average price per share of $13.92, and a total purchase price of $2,430,000. The Company recognized ESOP expense of $46,000 and $166,000 for the year ended December 31, 2022 and 2021, respectively.

The following table presents the components of the ESOP Shares at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Allocated shares	44,813	43,595
Committed shares	—	—
Unreleased shares	128,776	130,928
Total ESOP shares	173,589	174,523

Fair value of unreleased shares (in thousands)	$3,662	$2,854

The Company also maintains a retirement plan for all eligible employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute up to 15% of their compensation, as defined, to the plan. The Company's contribution to the Plan is discretionary and will be determined on a yearly basis. During the year ended December 31, 2022, the Company made no contributions to the Plan. The Company made a $150,000 contribution to the Plan during the year ended December 31, 2021.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2022, there were 3,997 shares available for future awards

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven-year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of December 31, 2022, there were 115,000 grants issued under the 2021 Equity Incentive Plan with 60,000 shares available for future awards under this plan. There were no shares outstanding under the 2021 Equity Incentive Plan at December 31, 2021. During June 2022, 80,000 shares of restricted stock awards were granted which vest over a seven year period. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. In addition, during June 2022, 35,000 shares of stock options were granted which vest 20% per year over a five year period.

Stock option expense was $102,000 and $58,000 for the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, total unrecognized compensation cost related to stock options was $481,000.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2022 and 2021 was as follows:

	December 31, 2022
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, January 1, 2022	211,000	$14.92	6.6	$1,451,680
Granted	35,000	20.11	—	—
Exercised	(8,700)	15.46	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2022	237,300	$15.67	6.2	$3,030,321
Exercisable, December 31, 2022	109,340	$14.85	5.6	$1,485,931

	December 31, 2021
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life (in years)	Average Intrinsic Value
Outstanding, January 1, 2021	216,400	$14.93	7.6	$484,736
Granted	—	—	—	—
Exercised	(1,900)	14.80	—	—
Forfeited	(3,500)	15.35	—	—
Outstanding, December 31, 2021	211,000	$14.92	6.6	$1,451,680
Exercisable, December 31, 2021	88,220	$14.89	6.6	$609,600

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Year Ended December 31,
2022
Dividend yield	0.00%
Expected life	10 years
Expected volatility	36.41%
Risk-free interest rate	3.33%
Weighted average grant date fair value	$10.62

Restricted stock expense was $433,000 and $182,000 for the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, the expected future compensation expense relating to non-vested stock outstanding was $1.9 million.

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2022 and 2021, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2021	62,860	$14.97
Granted	—	—
Vested	(12,180)	14.95
Forfeited	—	—
Non-vested at December 31, 2021	50,680	$14.98
Granted	80,000	20.11
Vested	(17,080)	15.09
Forfeited	—	—
Non-vested at December 31, 2022	113,600	$18.58

14. Income Taxes

The table below summarizes the income tax expense for the year ended December 31, 2022 and 2021:

	For the year ended	For the year ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Current:
Federal	$937	$1,695
State	8	411
	945	2,106
Deferred:
Federal	(370)	(642)
	(370)	(642)
Total income tax expense	$575	$1,464

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The expense for income taxes for the year ended December 31, 2022 and 2021 differed from the federal income tax statutory rate due to the following:

	For the year ended		For the year ended
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax at statutory rate	$589	21.0%	$1,158	21.0%
State tax, net of federal benefit	6	0.2%	326	5.9%
Bank-owned life insurance	(124)	-4.4%	(31)	-0.6%
Tax-exempt interest	(11)	-0.4%	(7)	-0.1%
Other, net	115	4.1%	18	0.3%

	$575	20.5%	$1,464	26.5%

Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The net deferred tax asset and liabilities at the periods shown consisted of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$753	$497
Non-accrual interest	10	8
Accrued expenses	74	182
Stock-based compensation	57	30
Unrealized loss on securities	1,367	62
Operating lease liabilities	1,729	1,896
Gross deferred tax assets	$3,990	$2,675

Deferred tax liabilities:
Depreciation	$296	$168
Fair value adjustment of IRLC, TBA securities
and forward loan sales commitments	128	291
Operating lease right-of-use assets	1,647	1,820
Gain on fair value of loans	62	193

Gross deferred tax liabilities	2,133	2,472

Net deferred tax asset	$1,857	$203

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Retained earnings included $1.7 million at December 31, 2022 and 2021, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act (the Act) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

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

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Assets measured at fair value on a recurring basis at December 31, 2022 and 2021 are summarized below:

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$2,887	$—	$2,887
U.S. Treasury securities	38,556	—	—	38,556
Corporate notes	—	11,782	—	11,782
Collateralized mortgage obligations - agency residential	—	1,681	—	1,681
Mortgage-backed securities - agency residential	—	511	—	511
Bank CDs	—	247	—	247
Loans held-for-sale	—	15,239	—	15,239
Interest rate lock commitments	—	—	612	612
Forward loan sales commitments	—	—	—	—
TBA securities	—	—	—	—

	$38,556	$32,347	$612	$71,515

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. governmental securities	$—	$3,512	$—	$3,512
Corporate notes	—	15,825	3,042	18,867
Collateralized mortgage obligations - agency residential	—	7,664	—	7,664
Mortgage-backed securities - agency residential	—	7,543	—	7,543
Municipal securities	—	6,419	—	6,419
Bank CDs	—	507	—	507
Loans held for sale	—	40,480	—	40,480
Interest rate lock commitments	—	—	1,382	1,382
Forward loan sales commitments	—	75	—	75
TBA securities	—	1	—	1

	$—	$82,026	$4,424	$86,450

Liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 are summarized below:

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$—	$—
Forward loan sales commitments	—	2	—	2
TBA securities	—	—	—	—
	$—	$2	$—	$2

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$36	$36
Forward loan sales commitments	—	35	—	35
TBA securities	—	—	—	—
	$—	$35	$36	$71

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

There were no assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

The estimated fair values of the Company’s financial instruments that are not required to be measured at fair value were as follows at December 31, 2022 and 2021 (in thousands):

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2022	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,280	$16,280	$16,280	$—	$—
Investments securities, held-to-maturity	29,771	27,663	—	26,761	902
Equity securities	500	500	—	—	500
Loans receivable, net	468,955	458,166	—	—	458,166
Bank-owned life insurance	10,263	10,263	10,263	—	—
Restricted investment in bank stock	2,052	2,052	2,052	—	—
Accrued interest receivable	2,473	2,473	2,473	—	—
Mortgage Servicing Rights	202	241	—	—	241
Liabilities:
Deposits	$525,238	$523,920	$458,221	$65,699	$—
Advances from the FHLB	26,593	24,236	—	24,236	—
Federal Reserve PPPLF advances	—	—	—	—	—
Subordinated debt	9,997	8,594	—	—	8,594
Advances from borrowers for taxes and insurance	503	503	503	—	—
Accrued interest payable	285	285	285	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. During the year ended December 31, 2022, the Company transferred $935,000 out of Level 3 as a result of change in the classification of securities from available-for-sale to held-to-maturity. During the year ended December 31, 2021, there was approximately $7.7 million transferred out of Level 3 into Level 2 as the Company determined there were significant observable inputs to classify as sufficiently observable.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2022 and 2021:

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2022	$3,042	$1,382	$(36)
Total gains (losses) (unrealized):
Included in other comprehensive loss	(107)	—	—
Total (loss) gains included in earnings and held at reporting date	—	(770)	36
Purchases, sales and settlements	(2,000)	—	—
Transfers out of Level 3	(935)	—	—
Ending Balance: December 31, 2022	$—	$612	$—
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2022	—	(770)	36
Change in unrealized losses for the period included other comprehensive loss for assets held as of December 31, 2022	$(107)	$—	$—

	Level 3
	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2021	$8,068	$2,647	$(106)
Total (losses) gains (unrealized):
Included in other comprehensive income	(112)	—	—
Total gains (losses) included in earnings and held at reporting date	97	(1,265)	70
Purchases, sales and settlements	2,669	—	—
Transfers (out of) into Level 3	(7,680)	—	—
Ending Balance: December 31, 2021	$3,042	$1,382	$(36)
Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held as of December 31, 2021	97	(1,265)	70
Change in unrealized losses for the period included other comprehensive income for assets held as of December 31, 2021	$(112)	$—	$—

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

At December 31, 2022, there were no corporate notes measured at fair value on a recurring basis. At December 31, 2021, the Company has classified $3.0 million of corporate notes as Level 3. The Company’s methodology to value the three sub-debt bonds was to obtain fair values of similar sub-debt bonds issuances over the past twelve months from a broker/investment firm. At December 31, 2021, the weighted average of the market quotes applied is 102.1%. Since the Corporate notes are not widely traded, the Company considered the inputs as unobservable.

At December 31, 2022 and 2021, the Company has classified $612,000 and $1.3 million of net derivative assets related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. At December 31, 2022, the weighted average pull-through rates applied ranged from 69.6% to 99.3%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$612	Discounted cash flows	Pull-through Rates	69.56%-99.29%	91.93%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:

Corporate notes	$3,042	Market comparable securities	Offered quotes	101.00%-102.50%	102.12%
Net derivative asset and liability:
IRLC	$1,346	Discounted cash flows	Pull-through Rates	81.61%-100.00%	93.06%

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

16. Changes in and Reclassification out of Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) for the year ended December 31, 2022 and 2021, respectively.  All amounts are presented net of tax.

Net unrealized holding (losses) gains on securities (1):
(Dollars in thousands)	Net unrealized gains and losses on available-for-sales securities	Net unrealized gains and losses on held-to-maturity securities
Balance at beginning period	$(148)	$—
Unrealized holding loss on available-for-sale securities before reclassification	(3,622)	—
Accretion of discount on securities transferred to held-to-maturity	—	515
Amount reclassified for investment securities gains included in net income	(11)	—
Net current-period other comprehensive (loss) income	(3,633)	515
Balance at ending period	$(3,781)	$515

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.5% for the year ended December 31, 2022.

Net unrealized holding (losses) gains on available-for-sale securities (1):	For the Year Ended
(Dollars in thousands)	December 31, 2021
Balance at beginning period	$238
Unrealized holding loss on available-for-sale securities before reclassification	(311)
Amount reclassified for investment securities gains included in net income	(75)
Net current-period other comprehensive loss	(386)
Balance at ending period	$(148)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximately 29.5%, for the year ended December 31, 2021.

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

The following table present reclassifications out of AOCI by component for the year ended December 31, 2022 and 2021, respectively:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
(Dollars in thousands)	Amount reclassified from AOCI (2)	Amount reclassified from AOCI (2)	Affected line item in the Consolidated Statement of Income
Net unrealized gain on available-for securities (1)	$16	$106	Gain on sale of investment securities, net
	(5)	(31)	Income Tax Expense
	$11	$75

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

Open mortgage loan commitments granted to loan applicants at December 31, 2022 and 2021 are $23.7 million and $39.7 million, respectively. Open commercial loan commitments granted to loan applicants at December 31, 2022 and 2021, are $7.0 million and $8.4 million, respectively.

At December 31, 2022, the Company had no forward loan sales commitments compared to $2.3 million at December 31, 2021. The Company had no mandatory TBAs at December 31, 2022 compared to $250,000 at December 31, 2021.

The undisbursed portion of open-ended HELOCs at December 31, 2022 and 2021 is $7.7 million and $8.9 million, respectively. The undisbursed portion of open-ended commercial and commercial real estate lines of credit at December 31, 2022 and 2021 are $86.5 million and $61.3 million, respectively. At December 31, 2022 and 2021, there was an open commercial letter of credit of $805,000 and $655,000.

There was $61.5 million and $63.8 million outstanding in letters of credit issued by the FHLB to secure certain deposits performance standby letters of credit at December 31, 2022 and 2021.

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Company, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases as of December 31, 2022 and 2021.

Residential mortgage loans serviced for others at December 31, 2022 and 2021 totaled $22.9 million and $371.9 million, respectively.

18. Concentrations

At December 31, 2022 and 2021, the Company’s lending activities were primarily concentrated in Southeastern Pennsylvania, with the largest concentration in Montgomery, Bucks and Philadelphia Counties as well as lending activities in New Jersey and Delaware. The performance of the Company's loan portfolio is affected by economic conditions in the borrowers' geographic region.

Mortgage loans held-for-sale were sold to investors that made up over ten percent of gain on sale of loans as follows:

		Percentages
	Number of	of Mortgages
(Dollars in thousands)	Investors	Sold
December 31, 2022	3	69%
December 31, 2021	3	85%

19. Related Party

In the ordinary course of business, the Company has granted loans to related parties. The amount outstanding at December 31, 2022 and 2021 was $8.6 million and $2.0 million. Originations to related parties and repayments from related parties during the year-ended December 31, 2022 were $9.8 million and $3.2 million, respectively. During the year-ended December 31, 2021, originations to related parties and repayments from related parties were $4.0 million and $4.0 million, respectively.

The Company held deposits of approximately $11.1 million and $16.0 million for related parties at December 31, 2022 and 2021, respectively.

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $4.6 million and $881,000 at December 31, 2022 and 2021, and for which we received no fee income for the year ended December 31, 2022 and 2021.

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

The following table presents noninterest income for the year ended December 31, 2022 and 2021:

(Dollars in thousands)	Year Ended December 31,	Year Ended December 31,
Non-Interest Income	2022	2021
In-scope of Topic 606:
Fee income	$487	$309
Insufficient fund fees	96	75
Other service charges	232	97
ATM interchange fee income	18	14
Other income	5	2
Total Non-Interest Income (in-scope of Topic 606)	$838	$497

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$236	$149
Gain on sale of loans, net	6,492	14,853
Gain on sale of available-for-sale securities	16	106
(Loss) gain from derivative instruments	(777)	(1,203)
Change in fair value for loans held-for-sale	(623)	(1,353)
Gain on sale of mortgage servicing rights, net	972	—
Other	724	375
Total Non-Interest Income (out-scope of Topic 606)	$7,040	$12,927
Total Non-Interest Income (in-scope of Topic 606)	838	497
Total Non-Interest Income	$7,878	$13,424

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

		December 31, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use asset	$7,841	$8,669
Total Lease Right-of-Use Assets		$7,841	$8,669

		December 31, 2022	December 31, 2021
Lease Liabilities	Classification
Operating lease liabilities	Operating Lease liabilities	$8,234	$9,030
Total Lease Liabilities		$8,234	$9,030

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

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	10.1 years	11.0 years
Weighted-average discount rate
Operating leases	2.05%	2.04%

The following table represents lease costs:

(Dollars in thousands)	For the year ended December 31, 2022	For the year ended December 31, 2021
Operating lease cost	$828	$859
Short-term lease cost	70	17
Total	$898	$876

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 and 2021 were as follows:

(Dollars in thousands)	December 31, 2022
Twelve Months Ended:
Within one year	$987
After one but within two years	988
After two but within three years	937
After three but within four years	949
After four but within five years	962
After five years	4,354
Total Future Minimum Lease Payments	9,177
Amounts Representing Interest	(943)
Present Value of Net Future Minimum Lease Payments	$8,234

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

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

The following tables present summary financial information for the reportable segments (in thousands):

	For the year ended December 31, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$7,331	$820	$14,699	$50	$(29)	$22,871
Total Interest Expense	1,218	115	2,262	451	(13)	4,033
Net Interest Income	6,113	705	12,437	(401)	(16)	18,838
Provision for Loan losses	334	—	1,201	—	—	1,535
Net interest income (loss) after provision for loan losses	5,779	705	11,236	(401)	(16)	17,303

Total non-interest income	1,007	6,127	794	—	(50)	7,878

Non-interest Expense:
Salaries and employee benefits	5,231	4,368	3,926	—	(16)	13,509
Other expenses	4,542	2,598	1,493	284	(50)	8,867
Total non-interest expenses	9,773	6,966	5,419	284	(66)	22,376
Income (loss) before income taxes	(2,987)	(134)	6,611	(685)	—	2,805
Income tax (benefit) expense	(615)	(28)	1,362	(144)	—	575
Net (loss) income	$(2,372)	$(106)	$5,249	$(541)	$—	$2,230

Total assets as of December 31, 2022	$295,832	$16,053	$303,177	$52,144	$(51,449)	$615,757

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2021
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$5,037	$1,553	$10,033	$168	$(83)	$16,708
Total Interest Expense	596	207	1,157	268	(15)	2,213
Net Interest Income	4,441	1,346	8,876	(100)	(68)	14,495
(Credit) Provision for Loan losses	(189)	—	742	—	—	553
Net interest income (loss) after provision for loan losses	4,630	1,346	8,134	(100)	(68)	13,942

Total non-interest income	484	12,279	693	18	(50)	13,424

Non-interest Expense:
Salaries and employee benefits	5,143	5,518	3,064	—	(68)	13,657
Other expenses	3,608	3,128	1,201	306	(50)	8,193
Total non-interest expenses	8,751	8,646	4,265	306	(118)	21,850
Income (loss) before income taxes	(3,637)	4,979	4,562	(388)	—	5,516
Income tax (benefit) expense	(954)	1,306	1,193	(81)	—	1,464
Net (loss) income	$(2,683)	$3,673	$3,369	$(307)	$—	$4,052

Total assets as of December 31, 2021	$297,707	$45,320	$212,782	$52,605	$(48,290)	$560,124

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

23. Condensed Financial Information - Parent Company Only

Condensed financial statements of HV Bancorp, Inc. are as follows (in thousands):

Condensed Statement of Financial Condition
(Dollars in thousands)

	December 31, 2022	December 31, 2021
Assets

Cash and due from banks	$981	$2,991
Interest-bearing deposits with banks	50	241
Cash and cash equivalents	1,031	3,232
Investment securities available-for-sale, at fair value	—	3,531
Equity securities	500	500
Loan to ESOP	1,967	1,993
Accrued interest receivable	—	31
Investment in Subsidiary	48,501	43,303
Deferred income taxes, net	—	7
Other assets	144	90

Total Assets	$52,143	$52,687

Liabilities and Shareholders' Equity

Liabilities

Subordinated debt	$9,997	$9,996
Other liabilities	53	55
Shareholders' equity	42,093	42,636

Total Liabilities and Shareholders' Equity	$52,143	$52,687

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Operations
(Dollars in thousands, except per share data)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Interest Income
Interest and dividends on investments:
Taxable	$20	$84
Interest on mortgage-backed securities and collateralized mortgage obligations	—	1
Interest on interest-bearing deposits	14	15
Interest from ESOP Loan	16	68
Total Interest Income	50	168
Interest Expense
Interest on subordinated debt	451	268
Total Interest Expense	451	268
Net Interest Loss	(401)	(100)
Non-Interest Income
Gain on sale of available-for-sale securities, net	—	18
Total Non-Interest Income	—	18
Non-Interest Expense
Professional fees	119	144
Other expenses	165	162
Total Non-Interest Expense	284	306
Loss before income taxes	(685)	(388)
Income Tax Benefit	(144)	(81)
Loss before equity in undistributed net earnings of subsidiary	(541)	(307)
Equity in undistributed net earnings of subsidiary	2,771	4,359
Net Income	$2,230	$4,052

Other comprehensive (loss) income, net of tax
Unrealized loss on available-for-sale securities (pre-tax ($4,407), and $(441))	$(3,622)	$(311)
Accretion of discount on securities transferred to held-to- maturity	515	—
Reclassification adjustment for gains included in income (pre-tax ($16) and ($106), respectively	(11)	(75)
Other comprehensive loss	(3,118)	(386)
Comprehensive (Loss) Income	$(888)	$3,666

Net Income per share:
Basic	$1.12	$2.04
Diluted	$1.06	$1.98

HV Bancorp, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statements of Cash Flows
(dollars in thousands)
	For the year ended December 31, 2022	For the year ended December 31, 2021

Cash Flows from Operating Activities
Net income	$2,230	$4,052
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net earnings of subsidiary	(2,771)	(4,359)
Net amortization of securities premiums and discounts	—	5
Gain on sale of available-for-sale securities, net	—	(18)
Decrease (increase) in:
Accrued interest receivable	31	(18)
Prepaid federal income taxes	(61)	(68)
Prepaid and other assets	7	251
Other liabilities	(2)	11

Net cash used in operating activities	(566)	(144)

Cash Flows from Investing Activities
ESOP repayment	42	102
Activity in available-for-sale securities:
Proceeds from sales	—	1,090
Maturities and repayments	—	221
Purchases	—	(3,616)
Investment in Subsidiary	(1,441)	(5,000)

Net cash used in investing activities	(1,399)	(7,203)

Cash Flows from Financing Activities
Net proceeds from issuance of subordinated debt	—	9,996
Proceeds from stock option exercise	136	28
Purchase of treasury stock	(372)	(391)
Net cash (used in) provided by financing activities	(236)	9,633

(Decrease) Increase in Cash and Cash Equivalents	$(2,201)	$2,286

Cash and Cash Equivalents, beginning of year	$3,232	$946

Cash and Cash Equivalents, end of year	$1,031	$3,232
Supplementary Schedule of Noncash Investing Activities
Transfer of investments securities available-for-sale to Subsidiary	$3,796	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective.

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

There were no changes made in our internal control over financial reporting during the Company’s quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors is comprised of six members.  Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

The table below sets forth certain information regarding members of our Board of Directors, and executive officers who are not directors, including the terms of office of board members.

Name	Position(s) Held With HV Bancorp, Inc.	Age(1)	Director Since (2)	Current Term Expires

BOARD MEMBERS

Scott W. Froggatt	Director	63	1999	2023
Travis J. Thompson	CEO and Chairman of the Board	50	2007	2023
Carl Hj. Asplundh III	Director	59	2018	2024
Michael L. Hammer	Director	46	2020	2024
Robert J. Marino	President and Vice Chair of the Board	58	2018	2024
John D. Behm	Director	55	2016	2025
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer	64	N/A	N/A
J. Chris Jacobsen	Executive Vice President and Chief Operating Officer	55	N/A	N/A
Charles S. Hutt	Executive Vice President and Chief Operations Officer- Mortgage Division	64	N/A	N/A
Hugh W. Connelly	Executive Vice President and Chief Lending Officer- Business Banking	57	N/A	N/A
Derek P.B. Warden	Executive Vice President and Chief Credit Officer- Business Banking	61	N/A	N/A

(1)	As of December 31, 2022.
(2)	Includes service with Huntingdon Valley Bank and HV Bancorp, Inc.

The biographies of each of the board members and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director.  Each director of HV Bancorp, Inc. is also a director of Huntingdon Valley Bank.

Directors

John D. Behm is a Managing Principal of Cresa Global Inc., the world’s largest occupier-focused commercial real estate firm. Mr. Behm began working at Cresa in 1996 as co-founder and co-Managing Principal of its Philadelphia and Princeton offices. Mr. Behm has worked on a variety of commercial real estate matters at Cresa, including process management, real estate administration, planning, managing and negotiating leases, building sales/purchases, build-to-suit projects, land sales/purchases, and renewals and dispositions for end users of space on a local, national and international basis. Mr. Behm’s business experience and contacts in the local community are among his qualifications as a director.

Scott W. Froggatt is currently a Senior Vice President at Land Services USA, Inc., a large title insurance agency located in Philadelphia, a position he has held since May 2015. Previously, Mr. Froggatt was an Executive Vice President at Robert Chalphin Associates Inc., a title insurance agency and had worked for Robert Chalphin Associates since 1981. He has chaired and served on many committees for Pennsylvania Land Title Association, and has earned the designation of Associate Land Title Professional. Mr. Froggatt’s business and financial experience and contacts in the local community are among his qualifications to serve as a director.

Travis J. Thompson was appointed Chief Executive Officer of Huntingdon Valley Bank in January 2013 and Chairman of the Board in July 2016. Mr. Thompson had also been appointed President of Huntingdon Valley Bank in January 2013, and served in that capacity until November 30, 2021. From 2006 through 2012, Mr. Thompson was an executive officer of Suburban Marble & Granite Inc., first as its Chief Operating Officer and later as its President. From 1998 to 2006, Mr. Thompson was an associate, shareholder and managing shareholder at the law firm of Liederbach, Hahn, Foy, VanBlunk & Thompson PC, which merged into the law firm of Stark & Stark. Mr. Thompson was solicitor to Huntingdon Valley Bank for most of this period and represented several other local community banks in the late 1990s and early 2000s. Mr. Thompson’s business and legal experience, as well as his long relationship with Huntingdon Valley Bank, are among his qualifications to serve as a director.

Carl Hj. Asplundh III is currently the majority owner, president and CEO of Argo American, LLC, which is an international exporter of heavy vehicles and equipment to and throughout the Caribbean, a position he has held since 2016. Previously, Mr. Asplundh was a regional sales manager at Altec Industries, Inc., serving from 2001 to 2016. From 1987 through 2001, Mr. Asplundh worked at Asplundh Tree Expert Company where he held various jobs in the operations of the company prior to attaining the title of Vice President for the tree company. Mr. Asplundh’s extensive business knowledge and contacts in the local community are among his qualifications to serve as a director.

Michael L. Hammer is currently the Portfolio Manager and Chief Compliance Officer of Veteri Place Corporation, since February 2008 and March 2014 respectively. In addition, Mr. Hammer has been a Portfolio Manager with Seidman and Associates, LLC, which is a hedge fund operated by Veteri Place Corporation, since February 2008. Mr. Hammer served on the Board of Directors of SBT Bancorp, Inc. and its banking subsidiary, Simsbury Bank, from January 2018 to October 2019. Previously, he was a member of the Advisory Board of Union Center National Bank, from 2009 to 2014. In addition to his positions of Portfolio Manager and Chief Compliance Officer of Veteri Place Corporation, since December 2018, Mr. Hammer has been an independent registered representative of Western International Securities, Inc., a national financial advisory firm serving institutional and individual clients. Mr. Hammer’s banking and financial experience are among his qualifications to serve as a director.

Robert J. Marino was appointed Vice Chair of the Board of Directors in January 2021 and President of Huntingdon Valley Bank effective December 1, 2021. Mr. Marino was a founder, director and Division President at Spring Garden Lending LLC from January 2018 through November 2021. Mr. Marino co-founded and was a founding Board Member of Spring Garden Lending LLC in September 2016. Previously, Mr. Marino was President and CEO of Broad Street Consulting Advisors which he founded in January 2016. Broad Street Consulting Advisors focuses on sales and sales force development, and marketing services to banks and other financial institutions. Before founding Broad Street Consultants, Mr. Marino was President of Valley Green Bank’s Delaware Valley Region, and a member of its Board of Directors from 2010 through 2015. Prior to joining Valley Green Bank, Mr. Marino was President of National Penn Bank’s Southern Region, which operated in Philadelphia, Montgomery, Delaware and Chester Counties. Mr. Marino joined National Penn Bank in 1995 as Director of Cash Management and Government Banking Groups and Director of Corporate Market Management. Mr. Marino’s extensive banking background, business knowledge and contacts in the local community are among his qualifications to serve as a director.

Executive Officers Who Are Not Directors

Joseph C. O’Neill, Jr. was appointed Executive Vice President and Chief Financial Officer on July 1, 2016. He was previously Senior Vice President and Chief Financial Officer of Huntingdon Valley Bank beginning in January 2010, and assumed the additional duties of Chief Operating Officer from January 2013 until June 2016. In his current position, Mr. O’Neill is responsible for Huntingdon Valley Bank’s finance, accounting and compliance, including policies and procedures, as well as coordination and maintenance of accounting and management reporting systems. Mr. O’Neill is also responsible for regulatory reporting, tax and cost accounting and Huntingdon Valley Bank’s investment portfolio. From 1999 to 2009, Mr. O’Neill held various positions with General Motors and General Motors Acceptance Corporation, including chief financial officer for General Motors’ wholly owned thrift subsidiary, vice president for financial reporting for GMAC Commercial Mortgage and divisional controller for GMAC Residential Mortgage. Mr. O’Neill is a Certified Public Accountant (CPA) licensed in the state of Pennsylvania.

Charles S. Hutt has been employed by Huntingdon Valley Bank since 2007. He was appointed Executive Vice President and Chief Credit Officer on July 1, 2016. Effective January 1, 2020, he was appointed Executive Vice President and Chief Operations Officer- Mortgage Division. Previously, he was Senior Vice President and Chief Credit Officer beginning in January 2013. Between 2007 and 2013, Mr. Hutt was Senior Vice President of Residential Lending at Huntingdon Valley Bank. Mr. Hutt is responsible for Huntingdon Valley Bank’s lending portfolio, as well as for retail loan originations and sales operations.

J. Chris Jacobsen was appointed Executive Vice President and Chief Operating Officer in June 2016. In his current position, Mr. Jacobsen is responsible for the retail branch network, information technology, deposit operations, marketing and human resources. Mr. Jacobsen has more than 25 years of banking experience, including serving as Senior Vice President/Retail Banking at Roxborough-Manayunk Bank from 2000 to 2003 when it was acquired by Citizens Bank. Following the acquisition, Mr. Jacobsen was appointed Senior Vice President/Business Strategy at Citizens Bank where he worked on mergers and acquisitions. In 2005, Mr. Jacobsen joined St. Edmond’s Federal Savings Bank and was appointed Executive Vice President and Chief Operating Officer, a position he held until 2012 when the bank was acquired by Beneficial Bank where Mr. Jacobsen subsequently served as Market Director prior to joining Huntingdon Valley Bank.

Hugh W. Connelly was appointed Executive Vice President, Business Banking of Huntingdon Valley Bank in February 2019. In his current position, Mr. Connelly and his team focus on business banking services for small to mid-sized businesses and entrepreneurs throughout the Greater Philadelphia area. Prior to joining Huntingdon Valley Bank, Mr. Connelly led Business Banking, Cash Management and SBA Lending as Market President for Univest Bank and Trust Co. Mr. Connelly was also the President of Univest Capital, Inc. a nationwide equipment finance company.  In 2015, Mr. Connelly led the development of a small business banking subscription product, which was recognized by Bank Director Magazine as one of the year’s top 5 Fin Tech innovations.  Mr. Connelly has earned the professional certifications of the Chartered Financial Analyst (CFA) and Certified Treasury Professional (CTP) as well as the Microfinance Certification jointly issued by the London based Microfinance Association and The University of Rome.

Derek P.B. Warden was appointed Executive Vice President and Chief Credit Officer in December 2019. Mr. Warden joined Huntingdon Valley Bank in December 2019 from Penn Community Bank where he had served as Executive Vice President and Chief Lending Officer for over nine years. Mr. Warden has more than 35 years in banking and possesses an extensive professional background in commercial lending, credit administration, with previous experience serving as both Credit Officer and Chief Lending Officer.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of our common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.

The Company during the year ended December 31, 2022 believes all filing requirements under Section 16(a) applicable to its directors and executive officers were met in a timely manner.

Code of Ethics

HV Bancorp, Inc. has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on the Investor Relations link on our Internet website at www.myhvb.com. Amendments to and waivers from the Code of Ethics will also be disclosed on HV Bancorp, Inc.’s website.

Audit Committee

The Audit Committee is comprised of Directors Behm (Chair), Mr. Asplundh III and Mr. Hammer, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards.  The Audit Committee also serves as the Audit Committee of the Board of Directors of Huntingdon Valley Bank. The Board of Directors has determined that John D. Behm qualifies as an “audit committee financial expert” as defined under applicable SEC rules. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our Investor Relations link on our Internet website at www.myhvb.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of HV Bancorp, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee of HV Bancorp, Inc. met six times during the year ended December 31, 2022.

Item 11.	Executive Compensation

Executive Officer Compensation

Summary Compensation Table.  The following table sets forth the total compensation paid to Travis J. Thompson, who served as principal executive officer of HV Bancorp, Inc. and the total compensation paid to our two other most highly compensated executive officers who earned total compensation in excess of $100,000 for the year ended December 31, 2022. Each individual listed in the table below is referred to as a named executive officer.

Name and principal position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($) (3)	Total ($)
Travis J. Thompson	2022	200,000	144,000	402,200	-	20,846	767,046
Chief Executive Officer	2021	200,000	350,000	-	-	22,713	572,713
Robert J. Marino.	2022	300,000	80,000	502,750	-	8,640	891,390
President and Vice-Chair
Hugh W. Connelly	2022	275,000	60,000	502,750	-	21,524	859,274
Executive Vice President and Chief Lending Officer-Business Banking

________________

(1)   See “—Bonuses,” below, for a description of the amounts in this column.

(2)   The amounts for the year ended December 31, 2022 represent the grant date fair value of the stock awards granted to the named executive officers under the 2021 Equity Incentive Plan. The grant date fair value of the stock awards have been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718). Assumptions used in the calculations of these amounts are included in note 13 to our financial statements.

(3)

The compensation represented by the amount for 2022 and 2021 set forth in the All Other Compensation column for the Name Executive Officers is detailed in the following table.  ESOP Allocations for the year ended December 31, 2022 were 66 shares for Mr. Thompson, and 66 shares for Mr. Connelly with the ESOP value based on HV Bancorp, Inc.’s closing stock price as of December 31, 2022 of $28.44 per share.

Other Compensation
	Year	ESOP Contributions	Country Club Allowance	Insurance Premiums	Company Auto (1)	Cell Phone Allowance	Auto Allowance	Total All Other Compensation
Travis J. Thompson	2022	$1,889	$12,517	$5,000	$-	$1,440	$-	$20,846
	2021	5,380	9,000	5,267	1,626	1,440	-	22,713
Robert J. Marino	2022	-	-	-	-	1,440	7,200	8,640
Hugh W. Connelly	2022	1,889	6,195	-	-	1,440	12,000	21,524
(1)	Personal-use expense for company-provided automobile.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2022, for the named executive officers. Equity awards reflected in this table were granted pursuant to the 2018 Equity Incentive Plan and the 2021 Equity Plan, described below.

		Option Awards				Stock Awards
		Number of securities underlying unexercised options		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#) (3)
Name	Grant date	Exercisable	Unexercisable
Travis J. Thompson	6/15/2022 (2)	-	-	-	-	20,000	568,800
	6/13/2018 (1)	29,000	21,000	14.80	6/13/2028	8,400	238,896
Robert J. Marino	6/15/2022 (2)	-	-	-	-	25,000	711,000
	6/13/2019 (1)	-	5,600	15.92	6/13/2029	-(4)	-
Hugh W. Connelly	6/15/2022 (2)	-	-	-	-	25,000	711,000
	2/11/2019 (1)	2,200	2,800	15.21	2/11/2029	2,240	63,706

_________________________

(1)

Granted pursuant  to the 2018 Equity Incentive Plan and vests in seven annual installments, with the first installment of 16% and the succeeding six equal annual installments of 14% commencing on grant date.

(2)

Granted pursuant  to the 2021 Equity Incentive Plan and stock awards vest in seven annual installments, with the first installment of 16% and the succeeding six equal annual installments of 14% commencing on grant date.

(3)	Based on the $28.44 per share trading price of HV Bancorp, Inc. common stock on December 31, 2022.
(4)	On December 21, 2022, the Compensation Committee approved the acceleration of vesting of 2,800 shares of restricted stock aspart of the merger.

Employment Agreement with Travis J. Thompson

Huntingdon Valley Bank entered into individual employment agreement with Travis J. Thompson which has an initial term of three years. Commencing on the first anniversary date of the agreement and continuing on each anniversary date thereafter, the term of the agreement will renew for one year, unless written notice of non-renewal is provided by the Board of Directors at least 30 days prior to any anniversary date. Prior to each notice period for non-renewal, the disinterested members of the Board of Directors will conduct a comprehensive performance evaluation of the executive for purposes of determining whether to take action regarding non-renewal of his employment agreement.

The employment agreement provides a base salary for Mr. Thompson in the amount of $200,000. The base salary may be increased, but not decreased (other than a decrease which is applicable to all senior officers). In addition to base salary, the executive will be entitled to participate in any bonus program and benefit plan made available to senior management employees, and will be reimbursed for all reasonable business expenses incurred.

In the event of the executive’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” (a “qualifying termination event”), the executive will receive a lump sum cash severance payment equal to the amount base salary that he would have earned had he remained employed for the duration of his “benefit period.” The benefit period for Mr. Thompson is 12 months or, if greater, the remaining term of his agreement as of his date of termination. In addition, the executive will be entitled to receive life insurance and non-taxable medical and dental insurance coverage substantially comparable to the coverage maintained by Huntingdon Valley Bank for the aforementioned benefit period or, if earlier, until the date on which the executive becomes a full-time employee of another employer and receives comparable health and welfare benefits. For purposes of the employment agreement, “good reason” is defined as: (1) a material reduction in base salary or benefits (other than reduction by Huntingdon Valley Bank that is part of a good faith, overall reduction of such benefits applicable to all employees); (2) a material reduction in the executive’s duties or responsibilities; (3) a relocation of the executive’s principal place of employment by more than 25 miles from the executive’s principal place of employment as of the initial effective date of the employment agreement; or (4) a material breach of the employment agreement by Huntingdon Valley Bank. In order to be entitled to the severance benefits set forth above, the executive will be required to enter into a release of claims against Huntingdon Valley Bank related to his employment.

If the executive’s qualifying termination event occurs on or after the effective date of a change in control of HV Bancorp, Inc. or Huntingdon Valley Bank, the executive will be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the executive’s highest annual rate of base salary and bonus paid, or earned, during the calendar year of the change in control or either of the two calendar years immediately preceding the change in control. Such payment will be payable in a lump sum within 30 days following the executive’s date of termination. In addition, Huntingdon Valley Bank (or its successor) will continue to provide the executive with life insurance and non-taxable medical and dental insurance coverage substantially comparable to the coverage provided to the executive immediately prior to his date of termination at no cost to the executive. Such continued coverage will cease upon the earlier of: (1) the date which is three years after the executive’s date of termination; or (2) the date on which the executive becomes a full-time employee of another employer and receives comparable health and welfare benefits.

In addition, if the executive dies while employed, the executive’s estate or beneficiary will be paid his base salary for one year following death, and his family will continue to receive non-taxable medical and dental coverage for one year after his death. The executive will not receive any additional compensation or benefits under his employment agreement in the event he becomes disabled.

Concurrent with the signing of the merger agreement with Citizens Financial Services, Inc., Mr. Thompson entered into a settlement and non-competition and non-solicitation agreement with HV Bancorp, Huntingdon Valley Bank and Citizens Financial Services, Inc., that will terminate and supersede his employment agreement effective as of the closing date of the merger. As a result, Mr. Thompson will not receive any payments or benefits under the employment agreement in connection with the merger.

Employment Agreement with Robert J. Marino

HV Bancorp and Huntingdon Valley Bank entered into an employment agreement with Robert J. Marino, President of HV Bancorp and Huntingdon Valley Bank, originally effective as of December 1, 2021. The employment agreement provides that, if a change in control of HV Bancorp occurs and if Mr. Marino experiences an involuntary termination of employment, or he resigns for “good reason” (as defined in the agreement), and if Mr. Marino has completed fewer than three full years of service, Mr. Marino will be entitled to a severance payment equal to two times his annual rate of base salary. The payment will be payable in a lump sum within 30 days following his date of termination of employment. In addition, Huntingdon Valley Bank (or its successor) will continue to provide him with all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to the executive at the time of termination of employment. Such continued coverage will cease upon the earlier of: (1) the date which is one year after his date of termination of employment; or (2) the date on which he secures comparable coverage though other employment. If the aggregate amount of payments to Mr. Marino in connection with a change in control would be subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code, the amount payable to Mr. Marino under his employment agreement would be reduced as necessary to avoid the imposition of such excise tax.

Concurrent with the signing of the merger agreement, Mr. Marino entered into a settlement and non-competition and non-solicitation agreement with HV Bancorp, Huntingdon Valley Bank, and Citizens Financial Services, Inc. that will terminate and supersede his employment agreement effective as of the closing date of the merger. As a result, Mr. Marino will not receive any payments or benefits under the employment agreement in connection with the merger.

Bonuses

Discretionary Bonuses. The Compensation Committee has the authority to award discretionary bonus payments to the named executive officers. While strict numerical formulas are not used to quantify the named executive officers’ bonus payments, both company-wide and individually-based performance objectives are used to determine bonus payments. Company-wide performance objectives focus on earnings, growth, expense control and asset quality, which are customary metrics used by similarly-situated financial institutions in measuring performance. Individually-based performance objectives are determined based on the individual’s responsibilities and contributions to our successful operation. Both the company-wide and individually-based performance objectives are evaluated by the Compensation Committee on an annual basis and also as a trend of performance measured over the prior three years. The Compensation Committee also takes into consideration outside factors that impact our performance, such as national and local economic conditions, the interest rate environment, regulatory mandates and the level of competition in our primary market area.

Based on the foregoing, for the year ended December 31, 2022, Messrs. Thompson, Marino and Connelly earned a bonus of $144,000, $80,000 and $60,000, respectively, in recognition of their performance and effort.

Benefit Plans

401(k) Plan. Huntingdon Valley Bank maintains the Huntingdon Valley Bank 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan just like any other employee. Employees of the Bank are eligible to participate in the Plan when the individual has satisfied the eligibility condition of attainment of age of 21. However, an employee will actually become a participant in the plan once the employee reaches the entry date which is the first day of the month coinciding with or next following the date the individual satisfied the eligibility requirement.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 96% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2022, the salary deferral contribution limit is $20,500, provided, however, that a participant over age 50 may contribute an additional $6,500, for a total contribution of $27,000. In addition to salary deferral contributions, Huntingdon Valley Bank may make during the plan year: (1) a discretionary matching contribution to each participant’s account based on a percentage of the participant’s salary deferral contribution; and/or (2) a profit sharing contribution that would be allocated to each participant’s account pro-rata on the basis of each participant’s compensation relative to the aggregate compensation of all participants. For the year ended December 31, 2022, there was no profit sharing contribution to the 401(k) Plan. A participant is always 100% vested in his or her salary deferral contributions. However, a participant will vest in his or her employer contributions at a rate of 20% per year after the completion of two years of credited service, such that the participant will be 100% vested upon completion of six years of credited service. The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options offered, including HV Bancorp, Inc. common stock through the Stock Fund.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account beginning at retirement, age 59 1⁄2 (while employed with Huntingdon Valley Bank), death, disability or termination of employment, and elect for the distribution to be paid in the form of a lump sum payment or annuity or installment payments.

Employee Stock Ownership Plan.  Concurrent with the completion of the mutual-to-stock conversion of Huntingdon Valley Bank and initial public offering of HV Bancorp, Inc. (collectively, the “conversion”), Huntingdon Valley Bank adopted the Huntingdon Valley Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Eligible employees who have attained age 21 and are employed with Huntingdon Valley Bank as of January 11, 2017, began participation in the ESOP on the later of the effective date of the ESOP or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

On behalf of the ESOP, the ESOP trustee purchased 174,570 shares of HV Bancorp, Inc. common stock issued in the after-market following the completion of the conversion. The ESOP funded its stock purchase with a loan from HV Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Huntingdon Valley Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP over the anticipated 20-year term of the loan. The initial interest rate for the ESOP loan was an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on January 11, 2017. Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Each participant will vest in his or her benefit at a rate of 20% per year beginning in the second year, such that the participant will be fully vested upon completion of six years of credited service. However, each participant who was employed by Huntingdon Valley Bank prior to the offering will receive credit for vesting purposes for years of service prior to the adoption of the ESOP. A participant also will become fully vested automatically in his or her benefit upon normal retirement, death or disability, or termination of the ESOP. Generally, a participant will receive a distribution from the ESOP upon separation from service. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

2018 Equity Incentive Plan. On June 13, 2018, the stockholders of HV Bancorp, Inc. approved the 2018 Equity Incentive Plan which provides for the grant of stock based awards to its employees, directors and executive officers of HV Bancorp, Inc. and Huntingdon Valley Bank. The 2018 Equity Plan authorizes the issuance or delivery of up to 305,497 shares of HV Bancorp, Inc. common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards, restricted stock units; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 218,212 and the maximum number of shares of restricted stock awards or restricted stock units that may be granted is 87,285 shares.

The 2018 Equity Incentive Plan is administered by the members of HV Bancorp, Inc.’s Compensation Committee of the Board of Directors who are “Disinterested Board Members” as defined in the 2018 Equity Incentive Plan. The Compensation Committee has the authority and discretion to select the persons who will receive the awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the 2018 Equity Incentive Plan; and interpret the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan also permits the Compensation Committee to delegate all or any portion of its responsibilities and powers.

Our executive officers and outside directors are eligible to receive awards under the 2018 Equity Incentive Plan. Awards may be granted in a combination of restricted stock awards, restricted stock units, incentive stock options, and non-qualified stock options. The exercise price of stock options granted under the 2018 Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Compensation Committee. Stock awards under 2018 Equity Incentive Plan will be granted only in whole shares of common stock. All restricted stock and stock option grants will be subject to conditions established by the Compensation Committee that are set forth in the award agreement.

The stock option and restricted stock awards granted to named executive officers will vest over a seven-year period, with 16 percent becoming vested after the completion of one year of service following the date of grant and then 14 percent becoming vested each year of continued service thereafter for the next six years. Notwithstanding the foregoing, these awards would vest upon death, disability or involuntary termination of employment following a change in control. The time-based component of the awards serves as a retention tool for the named executive officers, and the stock options are viewed by the Compensation Committee as performance-based because value is only realized if there is stock price appreciation over the term of the options.

At December 31, 2022, 3,997 shares of HV Bancorp, Inc. common stock were available for awards under the 2018 Equity Stock Incentive Plan.

2021 Equity Incentive Plan. On May 19, 2019, the stockholders of HV Bancorp, Inc. approved the 2021 Equity Incentive Plan which provides for the grant of stock based awards to its employees, directors and executive officers of HV Bancorp, Inc. and Huntingdon Valley Bank. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. No employee participant may receive more than 20%, or 35,000 shares, of the awards available under the 2021 Equity Incentive Plan, all of which, may be granted during any calendar year.

The 2021 Equity Incentive Plan is administered by the members of HV Bancorp, Inc.’s Compensation Committee of the Board of Directors who are “Disinterested Board Members” as defined in the 2021 Equity Incentive Plan. The Compensation Committee has the authority and discretion to select the persons who will receive the awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the 2021 Equity Incentive Plan; and interpret the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan also permits the Compensation Committee to delegate all or any portion of its responsibilities and powers.

Our executive officers and outside directors are eligible to receive awards under the 2021 Equity Incentive Plan. Awards may be granted in a combination of restricted stock awards, restricted stock units, incentive stock options, and non-qualified stock options. The maximum number of shares of common stock that may be awarded to non-employee directors under the plan is 52,500 shares or 30% of the shares available under the 2021 Equity Incentive Plan. The exercise price of stock options granted under the 2021 Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Compensation Committee. Stock awards under 2021 Equity Incentive Plan will be granted only in whole shares of common stock. All restricted stock and stock option grants will be subject to conditions established by the Compensation Committee that are set forth in the award agreement.

A total of 80,000 restricted stock shares and 35,000 stock options were awarded by the Compensation Committee under the 2021 Equity Incentive Plan during 2022 with 60,000 shares available for future awards under this plan.

The restricted stock awards granted to the Named Executive Officers will vest over a seven-year period, with 16 percent becoming vested after the completion of one year of service following the date of grant and then 14 percent becoming vested each year of continued service thereafter for the next six years. Notwithstanding the foregoing, these awards would vest upon death, disability or involuntary termination of employment following a change in control. The time-based component of the awards serves as a retention tool for the named executive officers, and the stock options are viewed by the Compensation Committee as performance-based because value is only realized if there is stock price appreciation over the term of the options.

Director Compensation

The following table sets forth for the year ended December 31, 2022, certain information as to the total remuneration we paid to our directors other than Travis J. Thompson and Robert J. Marino.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($) (1)	Total
Carl Hj. Asplundh III	22,000	-	-	-	22,000
Joseph F. Kelly (2)	24,750	-	-	-	24,750
John D. Behm	27,100	-	-	-	27,100
Michael L. Hammer	27,550	-	-	-	27,550
Scott W. Froggatt	24,850	-	-	-	24,850

_______________________

(1)	No director received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000 in the year ended December 31, 2022.
(2)	Mr. Kelly passed away in December 2022.
(3)	As of December 31, 2022, each of our outside directors held the following aggregate number of unvested stock awards and outstanding options:

	Aggregate Number of Equity Awards Outstanding at December 31, 2022
Name	Stock Awards	Option Awards
Carl Hj. Asplundh III	2,800	10,000
Joseph F. Kelly	-	10,000
John D. Behm	2,100	10,000
Scott W. Froggatt	2,100	10,000

During the year ended December 31, 2022, each non-employee director of Huntingdon Valley Bank was paid an annual retainer fee of $5,000. Additionally, each non-employee director was paid $1,500 per meeting attended, a fee for his service on a committee in the amount of $350 for each committee meeting attended and the chairman of such committee was paid $450 for each committee meeting attended.  For the year ended December 31, 2022, each person who served as a director of HV Bancorp, Inc. also served as a director of Huntingdon Valley Bank and earned director and committee fees only in his or her capacity as a board or committee member of Huntingdon Valley Bank. Neither Mr. Thompson nor Mr. Marino received any director compensation for his service on the Board of Directors.

2018 Equity Incentive Plan. Our directors are eligible to participate in the 2018 Equity Incentive Plan. However, no grants were awarded in 2022. The 2018 Equity Incentive Plan is described under “Benefit Plans—2018 Equity Incentive Plan” above.

2021 Equity Incentive Plan. Our directors are eligible to participate in the 2021 Equity Incentive Plan. However, no grants were awarded to outside directors in 2022. The 2021 Equity Incentive Plan is described under “Benefit Plans—2021 Equity Incentive Plan” above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Persons and groups who beneficially own in excess of 5% of the shares of our common stock are required to file certain reports with the Securities and Exchange Commission (“SEC”) regarding such ownership. The following table sets forth, as of March 27, 2023, the shares of common stock beneficially owned by our directors and named executive officers, individually and directors and executive officers as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of our common stock. The mailing address for each of our directors and executive officers is 2005 South Easton Road, Suite 304, Doylestown, Pennsylvania 18901.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders
Lawrence B. Seidman	208,614	(2)	9.3%
100 Lanidex Plaza, 1st Floor
Parsippany, New Jersey 07054

Huntingdon Valley Bank ESOP	173,589	(3)	7.8%
1901 Frederic Avenue, Suite 100
St. Joseph, Missouri 64501

AllianceBerstein L.P.	210,523	(4)	9.4%
1345 Avenue of the Americas
New York, New York 10105

Directors
Carl Hj. Asplundh III, Director	9,400	(5)	**
John D. Behm, Director	40,800	(6)	1.8%
Michael L. Hammer, Director	10,000	(7)	**
Scott W. Froggatt, Director	31,774	(8)	1.4%
Travis J. Thompson, Chairman and Chief Executive Officer *	104,419	(9)	4.6%
Robert J. Marino, Vice-Chair and President*	112,886	(10)	5.0%

Named Executive Officers
Hugh W. Connelly, Executive Vice President and Chief Lending Officer- Business Banking	40,114	(11)	1.8%

All directors and executive officers as a group (11 persons)	494,273	(12)	22.0%

*Also named executive officer

** Less than one percent of shares outstanding.

(1)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)

On a Schedule 13D/A filed with the SEC on December 17, 2018, Seidman and Associates, L.L.C. reported sole dispositive and voting power with respect to 44,146 shares of our common stock; Seidman Investment Partnership, L.P. reported sole dispositive and voting power with respect to 28,344 shares of our common stock; Seidman Investment Partnership II, L.P. reported sole dispositive and voting power with respect to 37,984 shares of our common stock; Seidman Investment Partnership III, L.P. reported sole dispositive and voting power with respect to 12,897 shares of our common stock; LSBK06-08, L.L.C. reported sole dispositive and voting power with respect to 21,645 shares of our common stock; Broad Park Investors, L.L.C. reported sole dispositive and voting power with respect to 25,638 shares of our common stock; Chewy Gooey Cookies, L.P. reported sole dispositive and voting power with respect to 12,500 shares of our common stock; CBPS, LLC reported sole dispositive and voting power with respect to 25,460 shares of our common stock; Veteri Place Corporation reported sole dispositive and voting power with respect to 113,433 shares of our common stock; JBRC I, LLC reported sole dispositive and voting power with respect to 12,897 shares of our common stock; and Lawrence B. Seidman reported sole dispositive and voting power with respect to 208,614 shares of our common stock.

(3)

On a Schedule 13G/A filed with the SEC on February 2, 2023, Pentegra Trust Company reported sole voting power with respect to 128,776 shares of our common stock and shared voting power with respect to 44,813 shares of our common stock, and sole dispositive power with respect to 174,523 shares of our common stock.

(4)	On a Schedule 13G/A filed with the SEC on February 14, 2023, AllianceBernstein L.P. reported sole dispositive and voting power with respect to 210,523 shares of our common stock.
(5)	Includes 5,000 shares of restricted stock as to which Mr. Asplundh III and 4,400 shares of stock options, which are exercisable within 60 days from March 27, 2023.
(6)

Includes 30,000 shares held in a living trust, 5,000 shares of restricted stock as to which Mr. Behm has voting power and 5,800 shares of stock options, which are exercisable within 60 days from March 27, 2023.

(7)	Includes 2,000 shares held in trust for children.
(8)

Includes 5,000 shares of restricted stock as to which Mr. Froggatt has voting power, 20,974 shares held in his individual retirement account and 5,800 shares of stock options, which are exercisable within 60 days from March 27, 2023.

(9)

Includes 40,000 shares of shares of restricted stock as to which Mr. Thompson has voting power, 29,000 shares of stock options, which are exercisable within 60 days from March 27, 2023, 2,060 shares allocated to his ESOP account and 259 shares held in his 401(k) account.

(10)	Includes 79,606 shares held in Mr. Marino’s individual retirement account, 30,000 shares of restricted stock as to which he has voting power and 1,414 shares held in his 401(k) account.
(11)

Includes 1,884 shares held in Mr. Connelly’s individual retirement account, 27,692 shares of shares of restricted stock as to which he has voting power, 2,900 shares of stock options, which are exercisable within 60 days from March 27, 2023, 495 shares allocated to his ESOP account and 7,143 shares held in his 401(k) account.

(12)

Includes 35,000 shares of restricted stock as to which four additional executive officers have voting power, 43,500 shares of exercisable stock options, which are exercisable within 60 days from March 27, 2023 for three executive officers, 30,208 shares held in three executive officer’s 401(k) accounts and 5,526 shares allocated to four executive officer’s ESOP account.

(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about HV Bancorp’s equity plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
HV Bancorp Inc. 2018 Equity Incentive Plan (1)	202,300	$14.90	3,712
HV Bancorp Inc. 2021 Equity Incentive Plan (2)	35,000	$20.11	60,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	237,300	$15.67	63,712

(1) As of December 31, 2022, 87,000 shares of restricted stock awards had been granted under the HV Bancorp Inc. 2018 Equity Incentive Plan and 285 shares of restricted stock awards remain available for future issuance under the plan. The restricted shares will vest over seven years, installments of 16% for first anniversary of grant date and succeeding six annual installments of 14% on each anniversary.

(2) As of December 31, 2022, 80,000 shares of restricted stock awards had been granted under the HV Bancorp Inc. 2021 Equity Incentive Plan. The restricted shares will vest over seven years, installments of 16% for first anniversary of grant date and succeeding six annual installments of 14% on each anniversary.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

Loans and Extensions of Credit.  The Sarbanes-Oxley Act generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Huntingdon Valley Bank, to their executive officers and directors in compliance with federal banking regulations.

The aggregate outstanding amount of our loans to our executive officers, directors and their related parties was $8.6 million at December 31, 2022. At December 31, 2022, all of our loans to directors, executive officers and their related parties were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Huntingdon Valley Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.  These loans were performing according to their original terms at December 31, 2022, and were made in compliance with federal banking regulations.

Additionally, any transactions that would be required to be reported must be reviewed by our audit committee or another independent body of the Board of Directors.  Any transaction with a director is reviewed by and subject to approval of the members of the Board of Directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no more favorable than those that would be available to us from an unrelated third party through an arms-length transaction.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Chairman and Chief Executive Officer Travis J. Thompson and Vice Chair and President Robert J. Marino, is “independent” as defined in the listing standards of the Nasdaq Stock Market.  Mr. Thompson and Mr. Marino are not independent because each is an executive officer of HV Bancorp, Inc.  In determining the independence of the other directors, the Board of Directors considered loans made to Director Asplundh and/or his related parties.

Item 14.	Principal Accountant Fees and Services

Our independent registered public accounting firm for the year ending December 31, 2022 and 2021 was S.R. Snodgrass, P.C.

Set forth below is certain information concerning aggregate fees billed for professional services rendered for the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees	$163,005	$123,346
Audit-Related Fees	$-	$-
Tax Fees	$17,700	$13,350
All Other Fees	$16,647	$-

Audit Fees.  The aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, review of Form S-4 and consent and services that are normally provided in connection with our engagement. For the years ended December 31, 2022 and 2021, audit fees were $163,005 and $123,346.

Audit Related Fees. There were no audit related fees during the years ended December 31, 2022 and 2021, respectively.

Tax Fees.  The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance by S.R. Snodgrass, P.C were $17,700 and $13,350 for the years ended December 31, 2022 and 2021, respectively.

All Other Fees.  There were $16,647 in other fees billed to us during the year ended December 31, 2022. There were no other fees billed to us during the year ended December 31, 2021. All other fees billed for the year ended December 31, 2022 related to professional services rendered for the 401(k) plan audit.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered was compatible with maintaining the independence of S.R. Snodgrass, P.C.  The Audit Committee concluded that performing such services did not affect the independence of S.R. Snodgrass, P.C. in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services.  The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit-related fees and all other fees described above were approved as part of our engagement of S.R. Snodgrass, P.C.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to HV Bancorp, Inc.’s 2022 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID 00074)
(B)	Consolidated Statements of Financial Condition - at December 31, 2022 and 2021
(C)	Consolidated Statements of Income – Year Ended December 31, 2022 and 2021
(D)	Consolidated Statements of Comprehensive Income – Year Ended December 31, 2022 and 2021
(E)	Consolidated Statements of Cash Flows – Year Ended December 31, 2022 and 2021
(F)	Consolidated Statements of Changes in Shareholders’ Equity– Year Ended December 31, 2022 and 2021
(G)	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger (1)

3.1	Articles of Incorporation of HV Bancorp, Inc. (2)

3.2	Bylaws of HV Bancorp, Inc. (3)

4.1	Form of Common Stock Certificate of HV Bancorp, Inc. (4)

4.2	Form of Subordinated Note (15)

4.6	Description of Registrant’s Securities *

10.1	Employment Agreement between Huntingdon Valley Bank and Travis J. Thompson (5)

10.2	Employment Agreement between Huntingdon Valley Bank and Charles S. Hutt (6)

10.3	HV Bancorp, Inc. 2018 Equity Plan (8)

10.4	Form of Restricted Stock Award Agreement (9)

10.5	Form of Incentive Stock Option Award Agreement (10)

10.6	Form of Non-Qualified Stock Option Award Agreement (11)

10.7	Employment Agreement between Huntingdon Valley Bank and Robert J. Marino (13)

10.8	HV Bancorp, Inc. 2021 Equity Plan (14)

10.9	Form of Subordinated Note Purchase Agreement (16)

10.10	Settlement and Non-Competition and Non-Solicitation Agreement, by and among Citizens Financial Services, Inc., HV Bancorp, Inc., Huntingdon Valley Bank and Travis J. Thompson (17)

10.11	Settlement and Non-Competition and Non-Solicitation Agreement, by and among Citizens Financial Services, Inc., HV Bancorp, Inc., Huntingdon Valley Bank and Robert J. Marino (18)

16.1	Letter Regarding Change in Certifying Accountants (12)

21	Subsidiaries of Registrant (7)

23.1	Consent of S.R. Snodgrass, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on October 20, 2022.
(2)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of HV Bancorp, Inc. (file no. 333-213537), originally filed with the Securities and Exchange Commission on September 8, 2016, as amended.

(3)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on August 21, 2020.
(4)

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

(14)

Incorporated by reference to Appendix A to the definitive proxy statement for the Meeting of Shareholders of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on April 15, 2021.

(15)	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on June 01, 2021.
(16)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on June 01, 2021.
(17)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on October 20, 2022.

(18)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of HV Bancorp, Inc. (file no. 001-37981), originally filed with the Securities and Exchange Commission on October 20, 2022.

*        Filed herein

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HV BANCORP, INC.

Date: March 30, 2023	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Travis J. Thompson	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Travis J. Thompson

/s/ Joseph C. O’Neill, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2023
Joseph C. O’Neill, Jr.

/s/ Robert J. Marino	Vice-Chair and President	March 30, 2023
Robert J. Marino
/s/ Carl Hj. Asplundh III	Director	March 30, 2023
Carl Hj. Asplundh III

/s/ John D. Behm	Director	March 30, 2023
John D. Behm

/s/ Scott W. Froggatt	Director	March 30, 2023
Scott W. Froggatt

/s/ Michael L. Hammer	Director	March 30, 2023
Michael L. Hammer

