Form 10-Q
period 2023-03-31
HV Bancorp, Inc.
filed 2023-05-15
CIK 1594555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2023, there were 2,237,213 outstanding shares of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022 (Dollars in thousands, except share and per share data)

	At March 31, 2023	At December 31, 2022
Assets
Cash and due from banks	$4,367	$4,348
Non interest-earning deposits with banks	1,205	1,050
Interest-earning deposits with banks	12,280	6,971
Federal funds sold	3,335	3,911
Cash and cash equivalents	21,187	16,280
Investment securities available-for-sale, at fair value	55,357	55,664
Investment securities held-to-maturity, at amortized cost, net allowance for credit losses of $31 at March 31, 2023	29,580	29,771
Equity securities	500	500
Loans held-for-sale, at fair value	3,091	15,239
Loans receivable, net of allowance for credit losses of $3,330 at March 31, 2023 and $3,587 at December 31, 2022	487,002	468,955
Bank-owned life insurance	10,329	10,263
Restricted investment in bank stock	2,363	2,052
Premises and equipment, net	2,472	2,602
Operating lease right-of-use assets	7,632	7,841
Accrued interest receivable	2,643	2,473
Mortgage banking derivatives	451	612
Mortgage servicing rights	208	202
Other real estate owned	59	59
Other assets	2,661	3,244
Total Assets	$625,535	$615,757
Liabilities and Shareholders' Equity
Liabilities
Deposits	$522,142	$525,238
Advances from the Federal Home Loan Bank	36,633	26,593
Subordinated debt	9,997	9,997
Operating lease liabilities	8,028	8,234
Advances from borrowers for taxes and insurance	361	503
Other liabilities	5,005	3,099
Total Liabilities	582,166	573,664
Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 2,356,325 and 2,361,325 shares issued as of March 31, 2023 and December 31, 2022, respectively; 2,237,213 and 2,242,421 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	23	23
Treasury Stock, at cost (119,112 shares at March 31, 2023 and 118,904 December 31, 2022)	(1,861)	(1,855)
Additional paid-in capital	22,119	22,011
Retained earnings	27,833	27,023
Accumulated other comprehensive loss	(2,902)	(3,266)
Unearned Employee Stock Option Plan	(1,843)	(1,843)
Total Shareholders' Equity	43,369	42,093
Total Liabilities and Shareholders' Equity	$625,535	$615,757

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Interest Income
Interest and fees on loans	$7,314	$3,835
Interest and dividends on investments:
Taxable	456	199
Nontaxable	29	26
Interest on mortgage-backed securities and collateralized mortgage obligations	78	51
Interest on interest-earning deposits and federal funds sold	194	58
Total Interest Income	8,071	4,169
Interest Expense
Interest on deposits	2,444	323
Interest on advances from the Federal Home Loan Bank	172	97
Interest on advances from the Federal Reserve’s Paycheck Protection Program liquidity facility ("PPPLF")	—	1
Interest on subordinated debt	113	113
Total Interest Expense	2,729	534
Net interest income	5,342	3,635
Provision for credit losses	25	113
Net interest income after provision for credit losses	5,317	3,522
Non-Interest Income
Fees for customer services	207	202
Increase in cash surrender value of bank-owned life insurance	66	36
Gain on sale of loans, net	958	2,357
Gain on sale of mortgage servicing rights, net	—	1,029
Loss from derivative instruments, net	(169)	(52)
Change in fair value of loans held-for-sale	(239)	(720)
Other	412	291
Total Non-Interest Income	1,235	3,143
Non-Interest Expense
Salaries and employee benefits	3,662	3,741
Occupancy	557	587
Federal deposit insurance premiums	172	128
Data processing related operations	296	349
Professional fees	203	321
Merger expenses	191	—
Other expenses	605	808
Total Non-Interest Expense	5,686	5,934
Income before income taxes	866	731
Income Tax Expense	258	130
Net Income	$608	$601
Net Income per share:
Basic	$0.30	$0.30
Diluted	$0.28	$0.29
See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022 (Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Comprehensive Income (Loss), Net of Taxes
Net Income	$608	$601
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities (pre-tax $517 and ($2,545), respectively)	215	(1,794)
Accretion of discount on securities transferred to held-to-maturity	149	—
Other comprehensive income (loss)	364	(1,794)

Comprehensive Income (Loss)	$972	$(1,193)

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022 (Dollars in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, January 1, 2023	2,242,421	$23	$(1,855)	$22,011	$27,023	$(3,266)	$(1,843)	$42,093
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	202	—	—	202
Treasury stock purchased	(208)	—	(6)	—	—	—	—	(6)
Stock option expense	—	—	—	16	—	—	—	16
Restricted stock expense	—	—	—	92	—	—	—	92
Net income	—	—	—	—	608	—	—	608
Other comprehensive income	—	—	—	—	—	364	—	364
Restricted stock forfeited	(5,000)	—	—	—	—	—	—	—
Balance, March 31, 2023	2,237,213	$23	$(1,861)	$22,119	$27,833	$(2,902)	$(1,843)	$43,369

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, January 1, 2022	2,170,397	$23	$(1,483)	$21,324	$24,793	$(148)	$(1,873)	$42,636
ESOP shares committed to be released	—	—	—	16	—	—	30	46
Treasury stock purchased	(6,898)	—	(147)	—	—	—	—	(147)
Stock option exercise	1,400	—	—	21	—	—	—	21
Stock option expense	—	—	—	14	—	—	—	14
Restricted stock expense	—	—	—	45	—	—	—	45
Net income	—	—	—	—	601	—	—	601
Other comprehensive loss	—	—	—	—	—	(1,794)	—	(1,794)
Balance, March 31, 2022	2,164,899	$23	$(1,630)	$21,420	$25,394	$(1,942)	$(1,843)	$41,422

See Notes to the Unaudited Consolidated Financial Statements

HV BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Ended March 31,	2023	2022
Cash Flows from Operating Activities
Net income	$608	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144	187
Accretion of net deferred loan fees	(194)	(441)
Amortization of net securities premiums	64	53
Amortization of operating lease right-of-use assets	209	205
Amortization of advances from Federal Home Loan Bank premium	40	40
Loss from derivative instruments, net	169	52
Provision for credit losses	25	113
Deferred income taxes	(26)	(124)
Earnings on bank-owned life insurance	(66)	(36)
Gain on settlement of bank-owned life insurance	—	(209)
Gain on sale of mortgage servicing rights, net	—	1,029
Stock based compensation expense	108	59
ESOP compensation expense	—	46
Loans held for sale:
Originations, net of prepayments	(37,979)	(77,135)
Proceeds from sales	50,846	105,868
Gain on sales	(958)	(2,357)
Change in fair value of loans held for sale	239	720
Changes in assets which provided by (used in) cash:
Accrued interest receivable	(170)	(120)
Other assets	439	1,371
Increase (decrease) in other liabilities	1,905	(1,155)
Net cash provided by operating activities	15,403	28,767
Cash Flows from Investing Activities
Net (increase) decrease in loans receivable	(17,878)	1,739
Activity in available-for-sale securities:
Maturities and repayments	760	1,206
Purchases	—	(30,860)
Activity in held-to-maturity securities:
Maturities and repayments	191	—
Proceeds from settlement of bank-owned life insurance	—	880
Purchases of restricted investment in bank stock	(1,016)	(282)
Redemption of restricted investment in bank stock	705	222
Purchases of premises and equipment	(14)	(23)
Net cash used in investing activities	(17,252)	(27,118)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(3,096)	2,045
Net decrease in advances from borrowers for taxes and insurance	(142)	(393)
Net increase in short-term borrowing from Federal Home Loan Bank	10,000	—
Repayment of borrowings from the Federal Reserve's PPPLF	—	(2,870)
Proceeds from stock option exercise	—	21
Purchase of treasury stock	(6)	(147)
Net cash provided by (used in) financing activities	6,756	(1,344)
Increase in Cash and Cash Equivalents	4,907	305
Cash and Cash Equivalents, beginning of year	16,280	120,788
Cash and Cash Equivalents, end of year	$21,187	$121,093
Supplementary Disclosure of Cash Flow Information
Cash paid during the year of interest	$2,753	$440
Cash paid during the year for income taxes	$—	$137
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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2022 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year-ending December 31, 2023 or any other period.

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

Use of Estimates in the Preparation of Financial Statements

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), interest rate lock commitments (“IRLCs”), mandatory sales commitments, the valuation of mortgage loans held-for-sale and the valuation of deferred tax assets.

Recent Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company anticipates that adoption of the ASU will not have a material impact on the Company’s consolidated financial statements.

Adoption of New Accounting Standards in 2023

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Company. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Company recorded a cumulative effect of a net increase to retained earnings of $202,000, net of tax, of which $301,000 related a decrease in loans, and $46,000 increase related to held-to-maturity debt securities.

The Company adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Company as of the date of adoption.

The following table reflects the impact of the adoption of ASU 2016-13 as of January 1, 2023:

`	January 1, 2023
(Dollars in thousands)	Pre-adoption	Adoption Impact	As reported
Assets:
ACL on debt securities held-to-maturity:
Corporate noted	$—	$27	27
Municipal securities	—	19	19
ACL on loans:
One-to-four family	468	19	487
Home equity and HELOCs	6	(1)	5
Commercial:
Commercial real estate	1,283	(251)	1,032
Commercial business	703	173	876
SBA PPP loans	—	—	—
Main Street Lending Program	27	(16)	11
Construction	754	(217)	537
Consumer:
Medical education	325	4	329
Other	21	(12)	9
	$3,587	$(255)	$3,332

Concurrently, on January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, the effective date of the guidance, on a prospective basis. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

ACL – Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. governmental securities, corporate notes, residential mortgage-backed securities, residential collateralized mortgage obligations and municipal securities. The Company's U.S. governmental securities, residential mortgage-backed securities and residential collateralized mortgage obligations securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $125,000 at March 31, 2023 and is included in the accrued interest receivable is located on the Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed.

ACL – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the securities are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Accrued interest receivable on available-for-sale debt securities totaled $276,000 at March 31, 2023 and is included in the accrued interest receivable is located on the Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses.

The Company adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting policies described in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 30, 2023.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Accrued interest receivable totaled $2.2 million at March 31, 2023 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield in (interest income) of the related loans.

The loans receivable portfolio is segmented into Residential, Commercial, Construction and Consumer loans. Within Residential loans, the following classes exist: One-to-four family loans and home equity and home equity lines of credit (“HELOCs”). Within Commercial loans, the following classes exist: commercial real estate, commercial business, Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and Main Street Lending Program. Within Consumer loans, the following classes exist: Medical education and other.

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

ACL - Loans

The ACL is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. When loans, or portions thereof, are deemed uncollectible, they are charged off against the ACL and any subsequent recoveries are credited against the ACL.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan that considers our historical loss experience, current conditions and forecasts of future economic conditions. Management performs a quarterly evaluation of the adequacy of the ACL and makes adjustment when changes in the reserve are necessary.

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans which the grouped by loan types of residential, commercial and consumer. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on economic forecasts and management judgments. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

The Company’s medical student loan portfolio uses the Probability of Default (“PD”) and Loss Given Default Rate (“PD/LGD”) methodology.  The PD and LGD model components are determined based on loss estimates driven by historical experience at the input level.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company calculated our allowance for loan losses using an incurred loan loss methodology described in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses for off-balance sheet exposures was deemed immaterial at adoption of ASC 326 and at March 31, 2023.

2. INVESTMENT SECURITIES

Post-adoption of ASC 326, investment securities available-for-sale were comprised of the following:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Allowance for Credit Losses	Fair Value
U.S. Governmental securities	$3,010	$—	$(102)	$—	$2,908
U.S. Treasury securities	39,870	—	(1,016)	—	38,854
Corporate notes	12,006	—	(781)	—	11,225
Collateralized mortgage obligations - agency residential	1,678	—	(43)	—	1,635
Mortgage-backed securities - agency residential	520	—	(34)	—	486
Bank CDs	249	—	—	—	249
	$57,333	$—	$(1,976)	$—	$55,357

Post adoption of ASC 326, investment securities held-to-maturity were comprised of the following:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
U.S. Governmental securities	$2,193	$—	$(103)	$2,090	$—
Corporate notes	7,912	—	(664)	7,248	(14)
Collateralized mortgage obligations - agency residential	7,117	—	(394)	6,723	—
Mortgage-backed securities - agency residential	6,600	—	(457)	6,143	—
Municipal securities	5,789	16	(259)	5,546	(17)
	$29,611	$16	$(1,877)	$27,750	$(31)

In June 2022, the Company transferred approximately $30.2 million at amortized cost of available-for-sale securities to the held-to-maturity category. At March 31, 2023, there was $2.1 million in unrealized losses associated with those securities that were transferred from available-for-sale to held-to-maturity.

Pre adoption of ASC 326, investment securities available-for-sale were comprised of the following:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$3,010	$—	$(123)	$2,887
U.S. Treasury securities	39,843	—	(1,287)	38,556
Corporate notes	12,535	—	(753)	11,782
Collateralized mortgage obligations - agency residential	1,754	—	(73)	1,681
Mortgage-backed securities - agency residential	553	—	(42)	511
Bank CDs	249	—	(2)	247
	$57,944	$—	$(2,280)	$55,664

Pre adoption of ASC 326, investment securities held-to-maturity were comprised of the following:

`	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Governmental securities	$2,218	$—	$(124)	$2,094
Corporate notes	7,857	—	(641)	7,216
Collateralized mortgage obligations - agency residential	7,236	—	(445)	6,791
Mortgage-backed securities - agency residential	6,708	—	(484)	6,224
Municipal securities	5,752	2	(416)	5,338
	$29,771	$2	$(2,110)	$27,663

The scheduled maturities of securities at March 31, 2023 were as follows:

	March 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,727	$7,575	$—	$—
Due from one to five years	40,442	39,258	5,715	5,246
Due from after five to ten years	7,977	7,387	8,569	8,110
Due after ten years	1,187	1,137	15,327	14,394
	$57,333	$55,357	$29,611	$27,750

Securities with a fair value of $43.2 million and $43.0 million at March 31, 2022, and December 31, 2022, respectively, were pledged to secure public deposits, increase our maximum borrowing capacity with the Federal Home Loan Bank (“FHLB”) and for other purposes as required by law.

There were no sales of available-for-sale securities for the three months ended March 31, 2023, and 2022.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,964	$(46)	$944	$(56)	$2,908	$(102)
U.S. Treasury securities	14,551	(391)	24,303	(625)	38,854	(1,016)
Corporate notes	3,690	(142)	7,535	(639)	11,225	(781)
Collateralized mortgage obligations	675	(3)	960	(40)	1,635	(43)
Mortgage-backed securities	—	—	486	(34)	486	(34)
	$20,880	$(582)	$34,228	$(1,394)	$55,108	$(1,976)

Held-to-Maturity:
U.S. Governmental securities	$—	$—	$2,090	$(103)	$2,090	$(103)
Corporate notes	—	—	898	(60)	898	(60)
Collateralized mortgage obligations	1,427	(43)	5,296	(351)	6,723	(394)
Mortgage-backed securities	—	—	6,143	(457)	6,143	(457)
Municipal securities	102	(1)	—	—	102	(1)
	$1,529	$(44)	$14,427	$(971)	$15,956	$(1,015)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
U.S. Governmental securities	$1,953	$(57)	$934	$(66)	$2,887	$(123)
U.S. Treasury securities	38,556	(1,287)	—	—	38,556	(1,287)
Corporate notes	7,989	(394)	3,793	(359)	11,782	(753)
Collateralized mortgage obligations- agency residential	1,384	(63)	297	(10)	1,681	(73)
Mortgage-backed securities - agency residential	511	(42)	—	—	511	(42)
Bank CDs	247	(2)	—	—	247	(2)
	$50,640	$(1,845)	$5,024	$(435)	$55,664	$(2,280)
Held-to-Maturity:
U.S. Governmental securities	$—	$—	$2,094	$(124)	$2,094	$(124)
Corporate notes	2,075	(136)	5,141	(505)	7,216	(641)
Collateralized mortgage obligations - agency residential	2,866	(134)	3,925	(311)	6,791	(445)
Mortgage-backed securities- agency residential	787	(56)	5,437	(428)	6,224	(484)
Municipal securities	1,795	(170)	3,022	(246)	4,817	(416)
	$7,523	$(496)	$19,619	$(1,614)	$27,142	$(2,110)

At March 31, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $16.0 million, including unrealized losses of $1.0 million. These holdings were comprised of three governmental agency securities, twelve federal agency mortgage-backed securities and fourteen federal agency collateralized mortgage obligations, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses as well as one corporate note investment graded and one municipal security investment graded. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in the value of these securities was not indicative of a credit loss and did not any recognize any credit losses on these held-to-maturity debt securities for the three months ended March 31, 2023 or other-than-temporary impairment charges for the three months ended March 31, 2022.

At March 31, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $55.1 million, including unrealized losses of $2.0 million. These holdings were comprised of eight U.S Treasury securities, four U.S. governmental securities, two federal agency mortgage-backed securities and four federal agency collateralized mortgage obligations securities which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and fifteen of the seventeen corporate notes are investment graded. The Company does not have the intent to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss and did not recognize any credit losses on these available-for-sale debt securities for the three months ended March 31, 2023 or other-than-temporary impairment charges for the three months ended March 31, 2022.

The table below presents a roll forward by security type for the three months ended March 31, 2023 of the allowance for credit losses on securities held-to-maturity:

Three months ended March 31, 2023
Held-to-Maturity Securities	Corporate notes	Municipal
Beginning balance	$—	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	27	19
Addition for securities for which no previous expected credit losses were recognized	—	—
Change in securities for which a previous expected credit loss was recognized	(13)	(2)
Ending Balance	$14	$17

At March 31, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has been recorded was $11.3 million, including unrealized losses of $862,000, and allowance for credit losses of $31,000. These holdings were comprised of ten investment grade municipal bonds and eleven corporate notes of which nine are investment graded which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Governmental securities	Corporate notes	Collateralized mortgage obligations	Mortgage-backed securities	Municipal securities
Held-to-Maturity:
Credit Rating:
AAA/AA/A	$2,193	$4,785	$7,117	$6,600	$5,789
BBB/BB/B	—	1,729	—	—	—
Lower than B	—	—	—	—	—
Not rated	—	1,398	—	—	—
	$2,193	$7,912	$7,117	$6,600	$5,789

There were no held-to-maturity securities on non-accrual status or past due over 90 days still accruing interest as of March 31, 2023.

3. EQUITY SECURITIES

The Company maintains an equity security portfolio that consists of $500,000 at March 31, 2023, and December 31, 2022. As of March 31, 2023 and December 31, 2022 the Company determined that the equity investment did not have a readily determinable fair value measure and is carrying the equity investment at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the carrying amount of the Company’s equity investment at March 31, 2023, and December 31, 2022

	March 31, 2023
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

	December 31, 2022
(dollars in thousands)	Year-to-date	Life-to-date
Amortized cost	$500	$500
Impairment	—	—
Observable price changes	—	—
Carrying value	$500	$500

At March 31, 2023 and December 31, 2022, the Company performed a qualitative assessment considering impairment indictors to evaluate whether the investment was impaired and determined the investment was not impaired.

4. LOANS RECEIVABLE

Loans receivable were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Residential:
One-to-four family	$155,144	$154,953
Home equity and HELOCs	2,206	2,293
Commercial:
Commercial real estate	197,414	185,811
Commercial business	53,320	54,464
SBA PPP loans	298	472
Main Street Lending Program	1,564	1,564
Construction	76,528	69,195
Consumer:
Medical education	3,675	3,695
Other	448	376

	490,597	472,823

Unearned discounts, origination and commitment fees and costs	(265)	(281)
Allowance for credit losses	(3,330)	(3,587)

	$487,002	$468,955

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending American Medical Association (“AMA”) approved medical schools in Caribbean Nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2023, the balance of the private education loans was $3.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2023, there was one loan with a total balance of approximately $41,000 past due 90 days or more.

Overdraft deposits are reclassified as other consumer and are included in the total loans on the statements of financial condition. Overdrafts were $24,000 and $67,000 at March 31, 2023, and December 31, 2022 respectively. Included in the other consumer at March 31, 2023 and December 31, 2022, was $424,000 and $309,000 related to other consumer loans offered to customers to assist with funeral expenses.

Allowance for Credit Losses for Loans

The following tables summarize the activity in the allowance for credit losses for loans by loan class for the three months ended March 31, 2023 and 2022:

Provision for Credit Losses	For the three months ended March 31, 2023
(Dollars in thousands)	Beginning Balance	Impact of adopting ASU 326	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance
Residential:
One-to-four family	$468	$19	$—	$—	$(6)	$481
Home equity and HELOCs	6	(1)	—	—	—	5
Commercial:
Commercial real estate	1,283	(251)	—	—	49	1,081
Commercial business	703	173		—	(41)	835
SBA PPP loans	—	—	—	—	—	—
Main Street Lending Program	27	(16)	—	—	—	11
Construction	754	(217)	—	—	48	585
Consumer:
Medical education	325	4	—	4	(12)	321
Other	21	(12)	—	—	2	11

	$3,587	$(301)	$—	$4	$40	$3,330

Allowance for Loan Losses	For the three months ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	(Credit) Provisions	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential:
One-to-four family	$322	$—	$—	$23	$345	$—	$345
Home equity and HELOCs	8	—	—	(1)	7	—	7
Commercial:
Commercial real estate	819	—	—	(46)	773	—	773
Commercial business	341	—	—	96	437	—	437
SBA PPP loans	—	—	—	—	—
Main Street Lending Program	27	—	—	—	27	—	27
Construction	460	—	—	35	495	—	495
Consumer:
Medical education	391	(36)	1	6	362	—	362
Other	—	—	—	—	—	—	—

	$2,368	$(36)	$1	$113	$2,446	$—	$2,446

The following presents, by loan class, the balance in the allowance for credit losses for loans on the basis of whether the loan was measured for credit loss as a pooled loan or if it was individually analyzed for a reserve at March 31, 2023:

	March 31, 2023
	Allowance for credit losses for loans			Loans Receivable
(Dollars in thousands)	Ending Balance: Individually Analyzed	Ending Balance: Pooled	Total Ending Balance	Ending Balance: Individually Analyzed	Ending Balance: Pooled	Total Ending Balance
Residential
One-to-four family	$—	$481	$481	$1,762	$153,382	$155,144
Home equity and HELOCs	—	5	5	95	2,111	2,206
Commercial
Commercial real estate	—	1,081	1,081	1,581	195,833	197,414
Commercial business	—	835	835	2,026	51,294	53,320
SBA PPP loans	—	—	—	—	298	298
Main Street Lending Program	—	11	11	—	1,564	1,564
Construction	—	585	585	—	76,528	76,528
Consumer:
Medical education	129	192	321	1,289	2,386	3,675
Other	—	11	11	10	448	448
	$129	$3,201	$3,330	$6,763	$483,844	$490,597

The following tables summarize information with respect to the recorded investment in loans receivable by loan class as of December 31, 2022:

December 31, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential
One-to-four family	$154,953	$1,885	$153,068
Home equity and HELOCs	2,293	62	2,231
Commercial
Commercial real estate	185,811	113	185,698
Commercial business	54,464	38	54,426
SBA PPP loans	472	—	472
Main Street Lending Program	1,564	—	1,564
Construction	69,195	—	69,195
Consumer:
Medical education	3,695	—	3,695
Other	376	—	376

	$472,823	$2,098	$470,725

Credit Quality Indicators

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

The following table present by class, the recorded investment in loans receivable by loan class by credit quality indicator and current period gross charge-offs at March 31, 2023 under ASC 326:

March 31, 2023	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
One-to-four family
Pass	$1,814	$67,677	$16,453	$12,535	$8,023	$46,880	$—	$153,382
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	982	—	—	780	—	1,762
Total One-to-four family	$1,814	$67,677	$17,435	$12,535	$8,023	$47,660	$—	$155,144
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and HELOCS
Pass	$—	$—	$—	$—	$—	$38	$2,073	$2,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	34	61	95
Total Home equity and HELOCS	$—	$—	$—	$—	$—	$72	$2,134	$2,206
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial Real Estate
Pass	$16,038	$88,169	$33,685	$22,502	$13,833	$4,889	$16,717	$195,833
Special Mention	—	—	—	437	862	171	—	1,470
Substandard	—	—	—	—	—	111	—	111
Total Commercial Real Estate	$16,038	$88,169	$33,685	$22,939	$14,695	$5,171	$16,717	$197,414
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Business
Pass	$—	$10,832	$2,389	$632	$311	$—	$37,130	$51,294
Special Mention	—	—	—	—	—	—	2,000	2,000
Substandard	—	—	—	—	—	26	—	26
Total Commercial Business	$—	$10,832	$2,389	$632	$311	$26	$39,130	$53,320
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
SBA PPP loans
Pass	$—	$—	$298	$—	$—	$—	$—	$298
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total SBA PPP loans	$—	$—	$298	$—	$—	$—	$—	$298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Main Street Lending Program
Pass	$—	$—	$—	$1,564	$—	$—	$—	$1,564

Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Main Street Lending Program	$—	$—	$—	$1,564	$—	$—	$—	$1,564
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Pass	$1,443	$34,377	$37,632	$—	$—	$—	$3,076	$76,528
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction	$1,443	$34,377	$37,632	$—	$—	$—	$3,076	$76,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Medical Education
Pass	$—	$—	$—	$—	$—	$2,386	$—	$2,386
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	40	1,249	—	1,289
Total Medical Education	$—	$—	$—	$—	$40	$3,635	$—	$3,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Other
Pass	$226	$212	$—	$—	$—	$—	$—	$438
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	10
Total Other	$226	$222	$—	$—	$—	$—	$—	$448
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$19,521	$201,267	$90,457	$37,233	$22,167	$54,193	$58,996	$483,834
Special Mention	—	—	—	437	862	171	2,000	3,470
Substandard	—	10	982	—	—	2,240	61	3,293
Total	$19,521	$201,277	$91,439	$37,670	$23,029	$56,604	$61,057	$490,597
Total Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The Company had no revolving loans which were converted to term loans included within recorded investment in loans receivable at March 31, 2023. The Company had no loans with a risk rating of Doubtful included within recorded investment in loans receivable at March 31, 2023.

The following table present by class, the recorded investment in loans receivable by loan class by credit quality indicator and current period gross charge-offs at March 31, 2023 under ASC 326:

March 31, 2023	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
One-to-four family
Payment Performance
Performing	$1,814	$67,677	$16,453	$12,535	$8,023	$46,880	$—	$153,382
Non-performing	—	—	982	—	—	780	—	1,762
Total One-to-four family	$1,814	$67,677	$17,435	$12,535	$8,023	$47,660	$—	$155,144
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and HELOCS
Payment Performance
Performing	$—	$—	$—	$—	$—	$38	$2,073	$2,111
Non-performing	—	—	—	—	—	34	61	95
Total Home equity and HELOCS	$—	$—	$—	$—	$—	$72	$2,134	$2,206
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial Real Estate
Payment Performance
Performing	$16,038	$88,169	$33,685	$22,939	$14,695	$5,171	$16,717	$197,414
Non-performing	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$16,038	$88,169	$33,685	$22,939	$14,695	$5,171	$16,717	$197,414
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Business
Payment Performance
Performing	$—	$10,832	$2,389	$632	$311	$26	$39,130	$53,320
Non-performing	—	—	—	—	—	—	—	—
Total Commercial Business	$—	$10,832	$2,389	$632	$311	$26	$39,130	$53,320
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
SBA PPP loans
Payment Performance
Performing	$—	$—	$298	$—	$—	$—	$—	$298
Non-performing	—	—	—	—	—	—	—	—
Total SBA PPP loans	$—	$—	$298	$—	$—	$—	$—	$298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Main Street Lending Program
Payment Performance

Performing	$—	$—	$—	$1,564	$—	$—	$—	$1,564
Non-performing	—	—	—	—	—	—	—	—
Total Main Street Lending Program	$—	$—	$—	$1,564	$—	$—	$—	$1,564
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Payment Performance
Performing	$1,443	$34,377	$37,632	$—	$—	$—	$3,076	$76,528
Non-performing	—	—	—	—	—	—	—	—
Total Construction	$1,443	$34,377	$37,632	$—	$—	$—	$3,076	$76,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Medical Education
Payment Performance
Performing	$—	$—	$—	$—	$—	$2,386	$—	$2,386
Non-performing	—	—	—	—	40	1,249	—	1,289
Total Medical Education	$—	$—	$—	$—	$40	$3,635	$—	$3,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Other
Payment Performance
Performing	$226	$212	$—	$—	$—	$—	$—	$438
Non-performing	—	10	—	—	—	—	—	10
Total Other	$226	$222	$—	$—	$—	$—	$—	$448
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total
Payment Performance
Performing	$19,521	$201,267	$90,457	$37,670	$23,029	$54,501	$60,996	$487,441
Non-performing	—	10	982	—	—	2,103	61	3,156
Total	$19,521	$201,277	$91,439	$37,670	$23,029	$56,604	$61,057	$490,597
Total Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The Company had no revolving loans which were converted to term loans included within recorded investment in loans receivable at March 31, 2023.

The following tables summarize the aggregate Pass and criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2022:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential:
One-to-four family	$153,068	$—	$1,885	$—	$154,953
Home equity and HELOCs	2,231	—	62	—	2,293
Commercial:
Commercial real estate	184,214	1,484	113	—	185,811
Commercial business	54,426	—	38	—	54,464
SBA PPP Loans	472	—	—	—	472
Main Street Lending Program	1,564	—	—	—	1,564
Construction	69,195	—	—	—	69,195
Consumer:
Medical education	2,616	—	1,079	—	3,695
Other	376	—	—	—	376
	$468,162	$1,484	$3,177	$—	$472,823

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2023 and December 31, 2022:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Residential:
One-to-four family	$1,762	$1,885
Home equity and HELOCs	95	62
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	1,289	1,079
Other	10	—
	3,156	3,026

The following table presents the amortized cost basis of loans on non-accrual status as of March 31, 2023:

	March 31, 2023
	Non-accrual Loans
(Dollars in thousands)	With a Related Allowance for Credit Losses	Without Related Allowance for Credit Losses	Total
Residential:
One-to-four family	$—	$1,762	$1,762
Home equity and HELOCs	—	95	95
Commercial:
Commercial real estate	—	—	—
Commercial business	—	—	—
SBA PPP loans	—	—	—
Main Street Lending Program	—	—	—
Construction	—	—	—
Consumer:
Medical education	1,289	—	1,289
Other	—	10	10

	$1,289	$1,867	$3,156

The following table presents, by the segments of the loan portfolio, the amortized cost basis of collateral-dependent non-accrual loans and type of collateral as of March 31, 2023:

March 31, 2023
(Dollars in thousands)	Real Estate
Residential:
One-to-four family	$1,762
Home equity and HELOCs	95
Commercial:
Commercial real estate	—
Commercial business	—
SBA PPP loans	—
Main Street Lending Program	—
Construction	—
Consumer:
Medical education (1)	—
Other	—

$1,857

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$971	$990	$1,251	$3,212	$151,932	$155,144	$—
Home equity and HELOCs	—	—	—	34	2,172	2,206	—
Commercial:
Commercial real estate	—	—	—	—	197,414	197,414	—
Commercial business	—	—	—	—	53,320	53,320	—
SBA PPP loans	—	—	—	—	298	298	—
Main Street Lending Program	—	—	—	—	1,564	1,564	—
Construction	—	—	—	—	76,528	76,528	—
Consumer:
Medical education	332	—	41	373	3,302	3,675	—
Other	—	—	10	10	438	448	—

	$1,303	$990	$1,302	$3,629	$486,968	$490,597	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Residential:
One-to-four family	$760	$166	$1,262	$2,188	$152,765	$154,953	$—
Home equity and HELOCs	22	—	—	22	2,271	2,293	—
Commercial:
Commercial real estate	—	—	—	—	185,811	185,811	—
Commercial business	—	—	—	—	54,464	54,464	—
SBA PPP loans	18	—	—	18	454	472	—
Main Street Lending Program	—	—	—	—	1,564	1,564	—
Construction	—	—	—	—	69,195	69,195	—
Consumer:
Medical education	381	149	514	1,044	2,651	3,695	—
Other	—	—	—	—	376	376	—

	$1,181	$315	$1,776	$3,272	$469,551	$472,823	$—

Troubled Debt Restructuring (“TDR”)

Prior to the Company’s adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, the Company may grant a concession or modification for economic or legal reasons related to a borrower's financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a TDR. The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers' operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs were considered impaired loans for purposes of calculating the Company's provision for credit losses for loan. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

As of December 31, 2022, the Company had two loans identified as TDRs totaling $151,000. At December 31, 2022, the two TDRs were performing in compliance with their restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended March 31, 2022. No additional loan commitments were outstanding to these borrowers at December 31, 2022.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2022:

	As of December 31, 2022
	Number	Accrual	Non-Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Commercial real estate	1	$113	$—	$113
Commercial business	1	38	—	38
Total	2	$151	$—	$151

Modified Loans to Troubled Borrower

On January 1, 2023, adopted ASU 2022-02 which eliminated the accounting guidance for TDRs by creditors. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. A loan is now considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. The ASU defines types of modifications as principal forgiveness, interest rate reduction, other than insignificant payment delays, or a term extension. Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, the Company prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of March 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures. At March 31, 2023, the Company did not have restructured loans to borrowers experiencing financial difficulty.

The carrying amount of a residential mortgage loan in the process of foreclosure was $72,000 and $76,000 at March 31, 2023 and December 31, 2022, respectively. The residential loan was collateralized by a one-to-four family property.

5. MORTGAGE SERVICING RIGHTS

During 2020, the Company began selling residential mortgage loans to a third party, while retaining the rights to service the loans. As of March 31, 2023, the book value of the mortgage servicing rights (“MSRs”) associated with the loan sales totaled $208,000.  These retained servicing rights were recorded as a servicing asset and were initially recorded at fair value and changes to the balance of mortgage servicing rights are recorded in non-interest income on loans in the Company’s consolidated statements of income. Servicing income, which includes late and ancillary fees, was $15,000 for the three months ended March 31, 2023 compared to $212,000 for the three months ended March 31, 2022.

For the three ended March 31, 2023 and 2022, the change in the carrying value of the Company’s MSRs accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at Beginning of Period	$202	$3,382
Servicing Rights retained from loans sold	25	135
Amortization and other	(19)	(172)
Mortgage servicing rights sold	—	(3,190)
Valuation Allowance Provision	—	—
Balance at End of Period	$208	$155
Fair value, End of Period	$248	$195

The key data and assumptions used in estimating the fair value of the Company’s MSRs as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Long run Constant Prepayment Rate	4.99%	4.99%
Weighted-Average Life (in years)	28.1	28.1
Weighted-Average Note Rate	4.259%	4.259%
Weighted-Average Discount Rate	9.50%	9.50%

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2023, and December 31, 2022. The following tables summarize the amounts recorded in the Company’s consolidated statements of financial condition for derivatives not designated as hedging instruments as of March 31, 2023, and December 31, 2022 (in thousands):

March 31, 2023
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$451	$28,197
Forward loan sales commitments	Mortgage banking derivatives	—	—
To Be Announced securities ("TBAs")	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$—	$—
Forward loan sales commitments	Other liabilities	10	750
TBA securities	Other liabilities	—	—

December 31, 2022
Asset Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Mortgage banking derivatives	$612	$38,675
Forward loan sales commitments	Mortgage banking derivatives	—	—
TBA securities	Mortgage banking derivatives	—	—

Liability Derivatives
	Balance Sheet		Notional
	Presentation	Fair Value	Amount
Interest rate lock commitments	Other liabilities	$—	$—
Forward loan sales commitments	Other liabilities	2	1,130
TBA securities	Other liabilities	—	—

The following table summarizes the amounts recorded in the Company’s consolidated statements of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2023 (in thousands):

		Gain/(Loss)
	Consolidated Statements of Income	Three Months Ended
	Presentation	March 31, 2023	March 31, 2022
Interest rate lock commitments	Loss from derivative instruments	$(161)	$(385)
Forward loan sales commitments	Loss from derivative instruments	(8)	(27)
TBA securities	Gain from derivative instruments	—	360
	Total loss from derivative instruments	$(169)	$(52)

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$2,908	$—	$2,908
U.S. Treasury securities	38,854	—	—	38,854
Corporate notes	—	11,225	—	11,225
Collateralized mortgage obligations - agency residential	—	1,635	—	1,635
Mortgage-backed securities - agency residential	—	486	—	486
Bank CDs	—	249	—	249
Loans held for sale	—	3,091	—	3,091
Interest rate lock commitments	—	—	451	451
Forward loan sales commitments	—	—	—	—
TBA securities	—	—	—	—
	$38,854	$19,594	$451	$58,899

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Governmental securities	$—	$2,887	$—	$2,887
U.S Treasury securities	38,556	—	—	38,556
Corporate notes	—	11,782	—	11,782
Collateralized mortgage obligations -agency residential	—	1,681	—	1,681
Mortgage-backed securities - agency residential	—	511	—	511
Bank CDs	—	247	—	247
Loans held for sale	—	15,239	—	15,239
Interest rate lock commitments	—	—	612	612
Forward loan sales commitments	—	—	—	—
TBA securities	—	—	—	—
	$38,556	$32,347	$612	$71,515

The following tables provide the fair value for liabilities required to be measured and reported at fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$—	$—
Forward loan sales commitments	—	10	—	10
TBA securities	—	—	—	—
	$—	$10	$—	$10

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Interest rate lock commitments	$—	$—	$—	$—
Forward loan sales commitments	—	2	—	2
TBA securities	—	—	—	—
	$—	$2	$—	$2

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022, respectively:

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2023	$—	$612	$—
Total unrealized losses:
Included in other comprehensive loss	—	—	—
Total losses included in earnings and held at reporting date	—	(161)	—
Purchases, sales and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2023	$—	$451	$—
Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held as of March 31, 2023	$—	$—	$—
Change in unrealized loss for the period included other comprehensive loss for assets held as of March 31, 2023	$—	$(161)	$—

(Dollars in thousands)	Corporate notes	IRLC- Asset	IRLC- Liability
Beginning Balance: January 1, 2022	$3,042	$1,382	$(36)
Total unrealized losses:
Included in other comprehensive loss	(91)	—	—
Total (losses) or gains included in earnings and held at reporting date	—	(412)	27
Purchases, sales and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending Balance: March 31, 2022	$2,951	$970	$(9)
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of March 31, 2022	$—	$(412)	$27
Change in unrealized loss for the period included other comprehensive loss for assets held as of March 31, 2022	$(91)	$—	$—

At March 31, 2023, and December 31, 2022, the Company had classified $451,000 and $612,000 of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 73.30% to 98.00% at March 31, 2023.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at March 31, 2023, and December 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$451	Discounted cash flows	Pull-through rates	73.30%-98.00%	85.80%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$612	Discounted cash flows	Pull-through rates	69.56%-99.29%	91.93%

There were no assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022:

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
March 31, 2023	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$21,187	$21,187	$21,187	$—	$—
Investments securities, held-to-maturity	29,580	27,750	—	26,837	913
Equity securities	500	500	—	—	500
Loans receivable, net	487,002	479,274	—	—	479,274
Bank-owned life insurance	10,329	10,329	10,329	—	—
Restricted investment in bank stock	2,363	2,363	2,363	—	—
Accrued interest receivable	2,643	2,643	2,643	—	—
Mortgage servicing rights	208	248	—	—	248
Liabilities:

Deposits	$522,142	$52,132	$445,122	$76,010	$—
Advances from the FHLB	36,633	34,315	—	34,315	—
Subordinated debt	9,997	7,789	—	—	7,789
Advances from borrowers for taxes and insurance	361	361	361	—	—
Accrued interest payable	420	420	420	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
December 31, 2022	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,280	$16,280	$16,280	$—	$—
Investment securities, held-to-maturity	29,771	27,663		26,761	902
Equity securities	500	500	—	—	500
Loans receivable, net	468,955	458,166	—	—	458,166
Bank-owned life insurance	10,263	10,263	10,263	—	—
Restricted investment in bank stock	2,052	2,052	2,052	—	—
Accrued interest receivable	2,473	2,473	2,473	—	—
Mortgage servicing rights	202	241	—	—	241
Liabilities:
Deposits	$525,238	$523,920	$458,221	$65,699	$—
Advances from the FHLB	26,593	24,236	—	24,236	—
Subordinated debt	9,997	8,594	—	—	8,594
Advances from borrowers for taxes and insurance	503	503	503	—	—
Accrued interest payable	285	285	285	—	—
Off-balance sheet:
Commitment to extend credit	$—	$—	$—	$—	$—

8. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the changes in the balances of each component of accumulated other comprehensive (loss) income (“AOCI”) for the three months ended March 31, 2023 and March 31, 2022.  All amounts are presented net of tax (1).

Net unrealized holding gains on securities (1):
	For the three months ended March 31, 2023
(Dollars in thousands)	Net Unrealized Gains and Losses on available-for-sales securities	Net Unrealized Gains and Losses on held-to-maturity securities	Total Net Unrealized Gains and Losses
Balance at beginning period	$(3,781)	$515	$(3,266)
Unrealized holding losses on available-for-sale securities before reclassification	215	—	215
Accretion of discount on securities transferred to held-to-maturity	—	149	149
Amount reclassified for investment securities gains included in net income	—	—	—
Net current-period other comprehensive income	215	149	364
Balance at ending period	$(3,566)	$664	$(2,902)

For the three months ended March 31, 2022
(Dollars in thousands)
Balance at beginning period	$(148)
Unrealized holding losses on available-for-sale securities before reclassification	(1,794)
Amount reclassified for investment securities gains included in net income	—
Net current-period other comprehensive loss	(1,794)
Balance at ending period	$(1,942)

(1)	All amounts are net of tax. Related tax expense or benefit is calculated using an income tax rate of approximately 29.5% and 29.5% for the three months ended March 31, 2023 and 2022, respectively.

There were no amounts reclassified for investment securities gains included in net income out for the three months ended March 31, 2023, and March 31, 2022.

9. EARNINGS PER SHARE

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. The diluted EPS calculation reflects the EPS if all outstanding instruments convertible to common stock were exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2023, there were 227,300 stock options outstanding of which 114,240 of the stock options were vested and exercisable at March 31, 2023. At March 31, 2023, there 108,040 restricted stock shares outstanding of which 53,960 restricted stock shares were vested and exercisable at March 31, 2023. Of the 227,300 stock options outstanding, 202,300 stock options outstanding were included in the computation of diluted net income per share for the three months ended March 31, 2023 as their effect was not anti-dilutive. The 108,040 restricted stock shares outstanding were included in the computation of diluted net income per share for the three months ended March 31, 2023 as their effect was not anti-dilutive. At March 31, 2022, there were 209,600 stock options outstanding of which 87,520 of the stock options were vested and exercisable at March 31, 2022. At March 31, 2022, there 87,000 restricted stock shares outstanding of which 36,880 restricted stock shares were vested and exercisable at March 31, 2022. The 209,600 stock options outstanding and 50,120 restricted stock shares outstanding were included in the computation of diluted net income per share for the three months ended March 31, 2022 as their effect was not anti-dilutive.

The calculation of basic and diluted EPS for the three months ended March 31, 2023, and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
Net income	$608,000	$601,000
Weighted average number of shares issued	2,357,714	2,272,858
Less weighted average number of treasury shares	(119,006)	(105,365)
Less weighted average number of unearned ESOP shares	(128,751)	(129,502)
Less weighted average number of unvested restricted stock awards	(110,820)	(50,400)
Basic weighted average shares outstanding	1,999,137	1,987,591
Add dilutive effect of stock options	97,778	52,158
Add dilutive effect of restricted stock awards	48,782	19,752
Diluted weighted average shares outstanding	2,145,697	2,059,501

Net income per share:
Basic	$0.30	$0.30
Diluted	$0.28	$0.29

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2018 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2023, there were 3,997 shares available for future awards under this plan, which includes 3,712 shares available for incentive and non-qualified stock options and 285 shares available for restricted stock awards. The restricted shares and stock options vest over a seven year period.

The Company’s shareholders approved the HV Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) at the Annual Meeting of shareholders on May 19, 2021. The 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 175,000 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of March 31, 2023, there were 100,000 grants issued under the 2021 Equity Incentive Plan with 75,000 shares available for future awards under this plan. During June 2022, 80,000 shares of restricted stock awards were granted of which vest over a seven year period. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. In addition, during June 2022, 35,000 shares of stock options were granted which vest 20% per year over a five year period. As of March 31, 2023, 5,000 employee restricted shares and 10,000 employee incentive stock options were forfeited.

Stock option expense was $16,000 and $14,000 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, total unrecognized compensation cost related to stock options was $359,000.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023, and March 31, 2022 was as follows:

	March 31, 2023				March 31, 2022
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding, Jan 1	237,300	$15.67	6.2	$3,030,321	211,000	$14.92	6.6	$1,451,680
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	(1,400)	14.80	—	—
Forfeited	(10,000)	20.11	—	—	—	—	—	—
Outstanding, March 31	227,300	$15.47	5.8	$3,301,216	209,600	$14.92	6.4	$1,473,488
Exercisable, March 31	114,240	$14.85	5.3	$1,730,736	87,520	$14.90	6.3	$617,016

Restricted stock expense was $92,000 and $45,000 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the expected future compensation expense relating to non-vested restricted stock outstanding was $1.7 million.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2023, and March 31, 2022 was as follows:

	March 31, 2023		March 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, Jan 1	113,600	$18.58	50,680	$14.98
Vested	(560)	15.21	(560)	15.21
Granted	—	—	—	—
Forfeited	(5,000)	20.11	—	—
Non-vested at March 31	108,040	$18.52	50,120	$14.98

11. RELATED PARTY TRANSACTIONS

In November 2017, the Company engaged a third party to provide services for certain customers with large deposit balances, by offering both a competitive rate of return and FDIC insurance. Related party balances in this program totaled $13.0 million at March 31, 2023, for which the Company received $1,600 in fees for customer services for the three ended March 31, 2023 compared to no fees received for the three months ended March 31, 2022, respectively.

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

The following table presents non-interest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Non-Interest Income
In-scope of Topic 606:
Fee income	$106	$132
Insufficient fund fees	24	22
Other service charges	72	44
ATM interchange fee income	5	4
Other income	3	3
Total Non-Interest Income (in-scope of Topic 606)	$210	$205

Out-of-scope of Topic 606:
Increase in cash surrender value of bank-owned life insurance	$66	$36
Gain on sale of loans, net	958	2,357
Loss from derivative instruments	(169)	(52)
Gain on sale of mortgage servicing rights, net	—	1,029
Change in fair value for loans held-for-sale	(239)	(720)
Other	409	288
Total Non-Interest Income (out-scope of Topic 606)	1,025	2,938
Total Non-Interest Income (in-scope of Topic 606)	210	205
Total Noninterest Income	$1,235	$3,143

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

The following table represents the classification of the Company’s ROU assets and lease liabilities in the Consolidated Statements of Financial Condition:

		March 31, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,632	$7,841
Total Lease Right-of-Use Assets		$7,632	$7,841

		March 31, 2023	December 31, 2022
Lease Liabilities	Classification
Operating lease liabilities	Operating lease liabilities	$8,028	$8,234
Total Lease Liabilities		$8,028	$8,234

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

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	9.9 years	10.1 years
Weighted-average discount rate
Operating leases	2.05%	2.05%

The components of the lease expense are as follows:

(dollars in thousands)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating lease cost	$209	$205
Short-term lease cost	17	5
Total	$226	$210

Future minimum payments for operating leases as of March 31, 2023 were as follows:

(dollars in thousands)	March 31, 2023
Twelve Months Ended:
Within one year	$986
After one but within two years	974
After two but within three years	940
After three but within four years	953
After four but within five years	963
After five years	4,114
Total Future Minimum Lease Payments	8,930
Amounts Representing Interest	(902)
Present Value of Net Future Minimum Lease Payments	$8,028

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

The following tables presents summary financial information for the reportable segments (in thousands):

	For the three months ended March 31, 2023
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$2,259	$187	$5,625	$5	$(5)	$8,071
Total Interest Expense	876	16	1,729	113	(5)	2,729
Net Interest Income	1,383	171	3,896	(108)	—	5,342
Provision (credit) for Credit Losses	(25)	—	50	—	—	25
Net interest income after provision (credit) for credit losses	1,408	171	3,846	(108)	—	5,317

Total non-interest income	185	550	513	—	(13)	1,235

Non-interest Expense:
Salaries and employee benefits	1,263	909	1,490	—	—	3,662
Other expenses	1,171	489	294	83	(13)	2,024
Total non-interest expenses	2,434	1,398	1,784	83	(13)	5,686
Income (loss) before income taxes	(841)	(677)	2,575	(191)	—	866
Income tax expense (benefit)	(237)	(190)	725	(40)	—	258
Net income (loss)	$(604)	$(487)	$1,850	$(151)	$—	$608

Total assets as of March 31, 2023	$296,212	$3,750	$324,806	$53,529	$(52,762)	$625,535

	For the three months ended March 31, 2022
	Retail Banking	Mortgage Banking	Business Banking	Holding Company	Intercompany Eliminations	Consolidated

Total Interest Income	$1,295	$178	$2,676	$40	$(20)	$4,169
Total Interest Expense	152	17	256	113	(4)	534
Net Interest Income	1,143	161	2,420	(73)	(16)	3,635
Provision (credit) for Credit Losses	17	—	96	—	—	113
Net interest income after provision (credit) for credit losses	1,126	161	2,324	(73)	(16)	3,522

Total non-interest income	331	2,673	152	—	(13)	3,143

Non-interest Expense:
Salaries and employee benefits	1,367	1,276	1,114	—	(16)	3,741
Other expenses	1,024	763	349	70	(13)	2,193
Total non-interest expenses	2,391	2,039	1,463	70	(29)	5,934
Income (loss) before income taxes	(934)	795	1,013	(143)	—	731
Income tax expense (benefit)	(171)	146	185	(30)	—	130
Net income (loss)	$(763)	$649	$828	$(113)	$—	$601

Total assets as of March 31, 2022	$335,966	$14,889	$205,068	$51,498	$(50,895)	$556,526

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of coronavirus COVID-19 and any other pandemic, epidemic or health-related crisis on our operations, recent bank failures and the impact on our liquidity and stock price, current customers and the economy in general, inflation and monetary fluctuations and volatility, changes in the interest rate environment, increases in nonperforming loans, legislative and regulatory changes that adversely affect the business of the Company, potential increases in FDIC assessments and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provision for credit losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees for customer services, gain (loss) from derivative instruments, gain on sale of mortgage servicing rights, net, change in fair value of loans held-for-sale and sales of securities. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees, merger expenses and other expenses.

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

The Company’s shareholders approved the Merger on February 15, 2023. On March 24, 2023, the Pennsylvania Department of Banking and Securities approved the Merger and the Bank Merger. On March 30, 2023, the Board of Governors of the Federal Reserve System approved the Bank Merger and waived the application for the Merger. The completion of the Merger and the Bank Merger remain subject to customary closing conditions. The Merger is expected to close on June 16, 2023.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2023, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2022 except for the adoption of ASU 2016-13.  The complete list of Critical Accounting Policies are described in the Annual Report on Form 10-K, for the year ended December 31, 2022.  See Note 1, "Adoption of New Accounting Standard in 2023" for additional information on the adoption of ASC 2016-13 on January 1, 2023, which changes the methodology under which management calculates its allowance for loans losses, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Comparison of Statements of Financial Condition at March 31, 2023 and at December 31, 2022

Total Assets

Total assets increased $9.7 million to $625.5 million at March 31, 2023, from $615.8 million at December 31, 2022. The increase was primarily the result of increases of $18.0 million in loans receivable, net, and

$4.9 million in cash and cash equivalents which were offset by decreases of $12.1 million in loans held-for-sale and $583,000 in other assets.

Cash and cash equivalents

Cash and cash equivalents increased $4.9 million to $21.2 million at March 31, 2023 from $16.3 million at December 31, 2022.

Investment Securities

Investment securities decreased $498,000, to $85.0 million at March 31, 2023, from $85.5 million at December 31, 2022. The decrease was primarily due to maturities and principal repayments of $1.0 million during the three months ended March 31, 2023 and a $517,000 net unrealized loss on available-for-sale securities.

At March 31, 2023, our held-to-maturity portion of the securities portfolio, at amortized cost, was $29.6 million, and our available-for-sale portion of the securities portfolio, at fair value, was $55.4 million compared to $29.8 million in our held-to-maturity portion of the securities portfolio, at amortized cost, and $55.7 million in the available-for-sale portion of the securities portfolio at December 31, 2022.

Net Loans

Net loans increased $18.0 million to $487.0 million at March 31, 2023, from $469.0 million at December 31, 2022 Commercial real estate loans increased by $11.6 million to $197.4 million at March 31, 2023, from $185.8 million at December 31, 2022 and construction loans increased $7.3 million to $76.5 million at March 31, 2023, from $69.2 million at December 31, 2022.  In addition, one-to-four family residential real estate loans increased $191,000 to $155.1 million at March 31, 2023 from $155.0 million at December 31, 2022. Offsetting these increases, was a $1.2 million decrease in commercial business loans to $53.3 million at March 31, 2023, from $54.5 million at December 31, 2022.

In November 2017, the Bank entered into a loan purchase agreement with a broker to purchase a portfolio of private education loans made to American citizens attending AMA-approved medical schools in Caribbean nations. The broker serves as a lender, holder, program designer and developer, administrator, and secondary market for the loan portfolios they generate. At March 31, 2023, the balance of the private education loans was $3.7 million. The private student loans were made following a proven credit criteria and were underwritten in accordance with the Bank’s policies. At March 31, 2023, there was one loan with a balance of approximately $41,000 that were past due 90 days or more.

Loans Held For Sale

Loans held for sale decreased $12.1 million to $3.1 million at March 31, 2023 from $15.2 million at December 31, 2022 as a result of originations of $38.0 million of one-to-four family residential real estate loans during the three months ended March 31, 2023, and net of principal sales of $50.8 million of loans in the secondary market during this same period.

Total Liabilities

Total liabilities increased $8.5 million to $582.2 million at March 31, 2023 from $573.7 million at December 31, 2022 primarily as a result of a $10.0 million increase in advances from the FHLB and $1.9 million increase in other liabilities which were offset by a $3.1 million decrease in deposits.

Deposits

Deposits decreased $3.1 million to $522.1 million at March 31, 2023 from $525.2 million at December 31, 2022. Our core deposits (consisting of demand deposits, money market, passbook and statement and checking accounts) decreased $13.1 million to $445.1 million at March 31, 2023 from $458.2 million at December 31, 2022. Certificates of deposit increased $10.0 million to $77.0 million at March 31, 2023 from $67.0 million at December 31, 2022. The increase in certificate of deposits was the result of a $9.5 million increase of certificates of deposit issued through brokers partially offset by $0.5 million decrease in retail growth of certificates of deposit.

Advances from the Federal Home Loan Bank

Advances from the FHLB increased $10.0 million from $26.6 million at December 31, 2022 to $36.6 million at March 31, 2023 primarily to fund our loan growth.

Subordinated Debt

On May 28, 2021, the Company issued a $10.0 million subordinated note. This note has a maturity date of May 28, 2031, and bears interest at a fixed rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the note, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $10.0 million at March 31, 2023 and December 31, 2022.

Total Shareholders’ Equity

Total shareholders’ equity increased $1.3 million to $43.4 million at March 31, 2023, compared to $42.1 million at December 31, 2022. This increase was primarily as a result of net income of $608,000 for the three months ended March 31, 2023, share based compensation expense of $108,000 and other comprehensive income of $364,000 due to the fair value adjustments, net of deferred tax, on the investment securities available-for-sale portfolio. In addition, retained earnings increased by $202,000 as a result of the adoption of ASU 2016-13, the current expected credit loss standard (“CECL”) effective January 1, 2023.

Comparison of Statements of Income for the Three Months Ended March 31, 2023 and March 31, 2022

General

Net income increased $7,000 to $608,000 for the three months ended March 31, 2023 from $601,000 for the three months ended March 31, 2022.

Interest Income

Total interest income increased $3.9 million, or 92.9%, to $8.1 million for the three months ended March 31, 2023, from $4.2 million for the three months ended March 31, 2022.  The increase was primarily the result of increases in interest and fees on loans of $3.5 million, interest on investment securities of

$259,000 and $136,000 in interest on interest-earning deposits with banks.  The average yield on our interest-earning assets increased 228 basis points to 5.42% for the three months ended March 31, 2023, as compared to 3.14% for the three months ended March 31, 2022. Total average interest-earning assets increased $64.4 million to $595.9 million for the three months ended March 31, 2023, from $531.5 million for the three months ended March 31, 2022. The increase was primarily the result of increases in the average balance of loans of $133.9 million and in the average balance of investment securities of $38.5 million and offset by a decrease of $108.1 million in the average balance of interest-earning deposits with banks.

Interest and fees on loans increased $3.5 million to $7.3 million for the three months ended March 31, 2023, from $3.8 million for the same period in 2022. This increase was primarily due to an increase in the average loans outstanding of $133.9 million, which increased to $483.6 million for the three months ended March 31, 2023, from $349.7 million for the three months ended March 31, 2022. In addition, there was an increase in the average yield on loans which increased 166 basis points to 6.05% for the three months ended March 31, 2023, versus 4.39% for the three months ended March 31, 2022 as a result of the rising interest rate environment. The increase in average loans was primarily a result of increases in the average balances of commercial real estate, other commercial business and construction loans offset by a decrease in the average balances of loans held for sale.

Interest income on interest-earning deposits increased by $136,000 to $194,000 for the three months ended March 31, 2023, from $58,000 for the three months ended March 31, 2022, primarily due to an increase of 300 basis points in the average yield on interest-earning deposits with banks to 3.17% for the three months ended March 31, 2023, from 0.17% for the three months ended March 31, 2022. Offsetting this increase, was a decrease in the average balance of interest-earning deposits of $108.1 million to $24.5 million for the three months ended March 31, 2023, from $132.6 million for the three months ended March 31, 2022.

Interest on investment securities increased by $259,000 to $513,000 for the three months ended March 31, 2023, from $254,000 for the three months ended March 31, 2022, respectively as the average balance of investment securities increased by $38.5 million to $85.7 million for the three months ended March 31, 2023, from $47.2 million for the three months ended March 31, 2022. Interest on investment securities increased as a result of a $232,000 increase in income on taxable and non-taxable interest and dividend investments to $435,000 for the three months ended March 31, 2023 from $203,000 for the three months ended March 31, 2022. In addition, interest income on mortgage backed securities and collateralized mortgage obligation securities increased $27,000 to $78,000 for the three months ended March 31, 2023, from $51,000 for the three months ended March 31, 2022. The average yield on total securities increased to 2.39% for the three months ended March 31, 2023, from 2.15% for the three months ended March 31, 2022.

Interest Expense

Total interest expense increased $2.2 million to $2.7 million for the three months ended March 31, 2023, from $534,000 for the three months ended March 31, 2022, primarily due to a $2.1 million increase in interest expense on deposits and a $75,000 increase in interest expense on advances from the FHLB.

Interest expense on deposits increased to $2.4 million for the three months ended March 31, 2023, from $323,000 for the three months ended March 31, 2022, primarily as a result of an increase in the average cost of deposits of 187 basis points to 2.21% for the three months ended March 31, 2023 from 0.34% for the three months ended March 31, 2022. In addition, there was an increase in the average balance of interest bearing deposits of $59.0 million from $384.1 million for the three months ended March 31, 2022 to $443.1 million for the three months ended March 31, 2023. The average rate paid on money market deposits increased to 1.84% for the three months ended March 31, 2023, from 0.49% for the three months ended March 31, 2022 as a result of the rising interest rate environment. In addition, the average rate paid on demand deposits was 1.94% for the three months ended March 31, 2023 compared to 0.23% for the three months ended March 31, 2022 as a result of the rising interest rate environment. The average balance of our certificates of deposits increased $43.6 million from $32.3 million for the three months ended March 31, 2022, to $75.9 million for the three months ended March 31, 2023. This was primarily the result of a $50.5 million increase in the average balance of certificates of deposit issued through brokers from the three months ended March 31, 2022 to the three months ended March 31, 2023, and a decrease of $6.9 million in the average balance of retail certificate of deposits. The average cost of certificates of deposit was 3.05% for the three months ended March 31, 2023, as compared to 0.68% for the three months ended March 31, 2022.

Interest expense on advances from the FHLB increased $75,000 to $172,000 for three months ended March 31, 2023, compared to $97,000 for the three months ended March 31, 2022. The average balance increased $4.8 million to $31.2 million for the three months ended March 31, 2023 from $26.4 million for the three months ended March 31, 2022 as a result of an increase in the average balance of short-term advances. The average rate on FHLB advances increased 73 basis points to 2.20% for the three months ended March 31, 2023 from 1.47% for the three months ended March 31, 2022.

Interest expense on subordinated debt was $113,000 for the three months ended March 31, 2023 and 2022. The average rate on subordinated debt was 4.52% for the three months ended March 31, 2023 and 2022.

Net Interest Income

Net interest income increased $1.7 million to $5.3 million for the three months ended March 31, 2023, from $3.6 million for the three months ended March 31, 2022. Our net interest-earning assets increased $2.2 million to $111.6 million for the three months ended March 31, 2023, from $109.4 million for the three months ended March 31, 2022. Our interest rate spread increased by 54 basis points to 3.17% for the three months ended March 31, 2023, from 2.63% for the three months ended March 31, 2022.  Our net interest margin increased 85 basis points to 3.59% for the three months ended March 31, 2023, from 2.74% for the three months ended March 31, 2022.

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

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$483,574	$7,314	6.05%	$349,728	$3,835	4.39%
Interest-earning deposits with banks	24,480	194	3.17%	132,604	58	0.17%
Investment securities	85,721	513	2.39%	47,211	254	2.15%
Restricted investment in bank stock	2,162	50	9.25%	1,937	22	4.54%
Total interest-earning assets	595,937	8,071	5.42%	531,480	4,169	3.14%
Non-interest-earning assets	27,685			29,365
Total assets	$623,622			$560,845

Interest-bearing liabilities:
Demand deposits	$161,098	780	1.94%	$145,329	83	0.23%
Money market deposit accounts	105,362	484	1.84%	105,572	129	0.49%
Passbook and statement savings accounts	38,064	13	0.14%	37,903	11	0.12%
Checking accounts-Municipal	62,717	589	3.76%	63,031	45	0.29%
Certificates of deposit	75,861	578	3.05%	32,262	55	0.68%
Total deposits	443,102	2,444	2.21%	384,097	323	0.34%
Federal Home Loan Bank advances	31,228	172	2.20%	26,438	97	1.47%
Federal Reserve PPPLF advances	—	—	0.00%	1,578	1	0.25%
Subordinated debt	9,997	113	4.52%	9,997	113	4.52%
Total interest-bearing liabilities	484,327	2,729	2.25%	422,110	534	0.51%
Non-interest-bearing liabilities:
Checking	83,297			86,123
Other	14,123			11,165
Total liabilities	581,747			519,398
Shareholders' Equity	41,875			41,447
Total liabilities and Shareholders' equity	$623,622			$560,845

Net interest income		$5,342			$3,635
Interest rate spread (2)			3.17%			2.63%
Net interest-earning assets (3)	$111,610			$109,370
Net interest margin (4)			3.59%			2.74%
Average interest-earning assets to average interest-bearing liabilities			123.04%			125.91%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2023 vs 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$703	$2,776	$3,479
Interest-earning deposits with banks	(92)	228	136
Investment securities	167	92	259
Restricted investment in bank stock	1	27	28
Total interest-earning assets	779	3,123	3,902
Interest-bearing liabilities:
Demand deposits	3	694	697
Money market deposit accounts	—	355	355
Passbook and statement savings accounts	—	2	2
Checking accounts-Municipal	—	544	544
Certificates of deposit	46	477	523
Total deposits	49	2,072	2,121
Federal Home Loan Bank advances	6	69	75
Federal Reserve PPPLF	(1)	—	(1)
Subordinated debt	—	—	—
Total interest-bearing liabilities	54	2,141	2,195
Change in net interest income	$725	$982	$1,707

Provision for Credit Losses

The Company adopted ASU 2016-13 effective January 1, 2023, as discussed in Note 1. Summary of Significant Accounting Policies. Upon adoption, the allowance for credit losses for loans decreased by $301,000 and allowance for credit losses on investments increased by $46,000 which, in total, resulted in an after-tax retained earnings adjustment of $202,000.

During the three months ended March 31, 2023, the Company recorded a provision for credit losses on loans of $40,000, and a credit for credit losses on investment securities of $15,000. During the three months ended March 31, 2022, recorded a provision for loan losses of $113,000. During the three months ended March 31, 2022, there were net charge-offs of $35,000 recorded.

Non-Interest Income

Non-interest income decreased $1.9 million or 60.7% to $1.2 million for the three months ended March 31, 2023, from $3.1 million for the three months ended March 31, 2022. Non-interest income decreased $1.9 million compared to the same period in 2022 primarily due to a $1.4 million decrease in the gain on sale of loans, a decrease of $1.0 million on gain on sale of mortgage servicing rights offset by a

$481,000 increase in the fair value of loans held-for-sale. The gain on sale of loans, net decreased $1.4 million to $958,000 for the three months ended March 31, 2023 compared to $2.4 million for the three months ended March 31, 2022 primarily as a result of reduced volumes of loans sold. Included in non-interest income for the three months ended March 31, 2022, was a $1.0 million gain on sale of mortgage servicing rights. Offsetting these decreases, was a $481,000 increase in the fair value of loans held-for-sale to ($239,000) for the three months ended March 31, 2023 from ($720,000) for the three months ended March 31, 2022.

Non-Interest Expense

Non-interest expense decreased $248,000 or 4.2% to $5.7 million for the three months ended March 31, 2023, from $5.9 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily as a result of a decrease of $205,000 in other expenses, $118,000 in professional expenses, $79,000 in salaries and employee benefits, and $53,000 in data processing related operations offset by $191,000 of merger expenses.

Other expenses decreased $203,000 or 25.1%, to $605,000 for the three months ended March 31, 2023 from $808,000 for the three months ended March 31, 2022 primarily from a decrease in mortgage operation expenses as well as a decrease in marketing expenses. Professional fees decreased $118,000 or 36.8%, to $203,000 for the three months ended March 31, 2023 from $321,000 for the three months ended March 31, 2022 primarily due to decreased consulting expenses. Salaries and employee benefits expense decreased by $79,000 to $3.6 million for the three months ended March 31, 2023, from $3.7 million for the three months ended March 31, 2022. In addition, data processing related operations decreased by $53,000 to $296,000 for the three months ended March 31, 2023, from $349,000 for the three months ended March 31, 2022. Included in non-interest expenses for the three months ended March 31, 2023 was $191,000 of merger expenses.

Income Tax Expense

Income tax expense was $258,000 for the three months ended March 31, 2023, compared to $130,000 in expense for the three months ended March 31, 2022. Federal income taxes included in total taxes for the three months ended March 31, 2023 and 2022 was $187,000 and $106,000, respectively, with effective federal tax rates of 21.6% and 14.5%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023, compared to the same period a year ago is a result of non-deductible merger expenses and an increase in income before taxes offset by bank-owned life insurance death benefits which are not taxable included in the prior period.

For the three months ended March 31, 2023 and 2022, Pennsylvania state tax was $71,000 and $4,000, respectively, with effective rate of 8.2% and 0.6%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023, compared to the same period a year ago reflected an increase in income before taxes. In addition, New Jersey state tax was $20,000 for the three months ended March 31, 2022.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $3.2 million, or 0.51% of total assets, at March 31, 2023. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more at March 31, 2023, and at December 31, 2022.

	At March 31,	At December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,762	$1,885
Home equity & HELOCs	95	62
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	1,289	1,079
Other	10	—
Total non-accrual loans	3,156	3,026

Loans accruing past 90 days	—	—

Total non-performing loans	3,156	3,026

Real estate owned	59	59
Other non-performing assets	—	—
Total non-performing assets	$3,215	$3,085

Ratios:
Total non-performing loans to total loans receivable	0.64%	0.64%
Total non-performing loans to total assets	0.50%	0.49%
Total non-performing assets to total assets	0.51%	0.50%

Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	At March 31,	At December 31,
	2023	2022
	(Dollars in thousands)
Allowance for Credit Losses- loans	$3,330	$3,587
Allowance for Credit Losses- held-to-maturity investment securities	31	—
Total Allowance for Credit Losses	$3,361	$3,587

The following table sets forth activity in our allowance for credit losses related to loans for the periods indicated.

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$3,587	$2,368
Impact of adopting ASC 2016-13	(301)	—
Charge-offs:
Residential:
One-to-four family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:	—	—
Medical education	—	(36)
Other	—	—
Total charge-offs	—	(36)
Recoveries:
Residential:
One-to-four family	—	—
Home equity & HELOCs	—	—
Commercial:
Commercial real estate	—	—
Commercial business	—	—
SBA PPP loans	—	—
Main Street Lending Program	—	—
Construction	—	—
Consumer:
Medical education	4	1
Other	—	—
Total recoveries	4	1

Net (charge-offs) recoveries	4	(35)
Provision for credit losses for loans	40	113
Balance at end of period	$3,330	$2,446

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.01%
Allowance for credit losses for loans to non-performing loans at end of period	105.51%	95.18%
Allowance for credit losses for loans to total loans at end of period	0.68%	0.75%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans and securities, and matured loans and securities. In addition, we can use brokered certificates of deposit as a funding source of our asset base. As of March 31, 2023, the Company had $50.4 million in brokered certificates of deposits, or 8.1% of total assets. As of December 31, 2022, the Company had brokered certificates of deposit of $40.9 million, or 6.6% of total asset.

We also have the ability to borrow from the FHLB of Pittsburgh. Huntingdon Valley Bank had FHLB of Pittsburgh advances of $37.0 million outstanding with unused borrowing capacity of $105.2 million as of March 31, 2023. Additionally, at March 31, 2023, we had the ability to borrow $6.0 million from the Atlantic Community Bankers Bank. We have not borrowed against the credit lines with the Atlantic Community Bankers Bank for the three months ended March 31, 2023.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $21.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.4 million at March 31, 2023.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $15.4 million and $28.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $17.3 million and $27.1 million for the three months ended March 31, 2023, and March 31, 2022, respectively. Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2023 compared to net cash used in financing activities of $1.3 million for the three months ended March 31, 2022, respectively. Net cash provided by financing activities for the three months ended March 31, 2023, consisted primarily of an increase in net short-term borrowings of $10.0 million from FHLB offset by a decrease in deposits of $3.1 million and a $142,000 net decrease in advances from borrowers for taxes and insurance. Net cash used in financing activities for the three months ended March 31, 2022, consisted primarily of repayments of $2.9 million from the PPPLF, $393,000 net decrease in advances from borrowers for taxes and insurance and purchases of treasury stock of $147,000 offset by an increase in deposits of $2.0 million.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2023, totaled $68.8 million of total deposits. Included in certificate of deposits of $68.8 million due within one year, is approximately $50.4 million of brokered certificate of deposits maturing in one year. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In response to rising inflation, the Federal Reserve Board has raised interest rates and anticipates ongoing increases in order to attain a stance of monetary policy to lower inflation. Management continues to closely monitor interest rate sensitivity trends through the Company's asset liability management program.

Capital Management.  The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2023, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2023, and December 31, 2022, reflects the Basel III capital requirements that became effective January 1, 2015, for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2023, the Bank met all the capital adequacy requirements to which it was subject. At March 31, 2023, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2023 that would materially adversely change the Bank’s capital classifications.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total risk-based capital (to risk-weighted assets)	$58,164	11.3%	$>41,050	> 8.0%	$>51,313	>10.0%
Tier 1 capital (to risk-weighted assets)	54,803	10.7	>30,788	> 6.0%	>41,050	> 8.0%
Tier 1 capital (to average assets)	54,803	8.8	>24,901	> 4.0%	>31,126	> 5.0%
Tier 1 common equity (to risk -weighted assets)	54,803	10.7	>23,091	> 4.5%	>33,353	> 6.5%

As of December 31, 2022
Total risk-based capital (to risk-weighted assets)	$57,321	11.4%	$>40,282	> 8.0%	$>50,353	>10.0%
Tier 1 capital (to risk-weighted assets)	53,734	10.7	>30,212	> 6.0%	>40,282	> 8.0%
Tier 1 capital (to average assets)	53,734	8.7	>24,754	> 4.0%	>30,942	> 5.0%
Tier 1 common equity (to risk -weighted assets)	53,734	10.7	>22,659	> 4.5%	>32,729	> 6.5%

As a licensed mortgagee, the Bank is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Federal Housing Authority (“FHA”) and state regulatory authorities with respect to originating, processing and selling loans. Those rules and regulations, among other things, require the maintenance of minimum net worth levels (which vary based on the portfolio of FHA loans originated by the Bank). Failure to meet the net worth requirements could adversely impact the ability of the Bank to originate loans and access secondary markets. As of March 31, 2023, and December 31, 2022, the Bank maintained the minimum required net worth levels.

The Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2023, the Bank is required to maintain a capital conservation buffer of 2.50%. At March 31, 2023, the Bank met the capital conservation buffer requirements.  Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2023, we had outstanding commitments to originate loans of $30.5 million, unused lines of credit totaling $49.5 million and $805,000 in stand-by letters of credit outstanding. We had $72.2 million outstanding in letters of credit issued by the FHLB to secure certain deposits. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023, totaled $68.8 million of total deposits. Included in certificate of deposits of $68.8 million due within one year, is approximately $50.4 million of brokered certificate of deposits maturing in one year. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2023.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Effective January 1, 2023, the Company adopted ASU 2016- 13, CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model governance, assumptions, and expanded controls over loan data. There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2023, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchase of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2023 are set forth in the table below:

Period	Total Number of Shares (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	—	$—	—	85,996
February 1, 2023 - February 28, 2023	208	31.71	—	85,996
March 1, 2023 - March 31, 2023	—	—	—	85,996
Total	208	$31.71	—

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

(2)

During the first quarter of 2023, 208 shares were acquired from one employee in connection with applicable income taxes for vesting of a restricted stock award as part of the 2018 Equity Incentive Plan.

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32	Section 1350 Certification *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith

SIGNATURES

HV BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HV BANCORP, INC.

Date: May 15, 2023	By:	/s/ Travis J. Thompson
Travis J. Thompson
Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2023	By:	/s/ Joseph C. O’Neill, Jr.
Joseph C. O’Neill, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)